Form 10-Q
period 2018-06-30
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2018-08-09
CIK 1308606, 1703181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
As of August 6, 2018, there were 428,566,702 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

Explanatory Note
This report combines the quarterly reports on Form 10-Q for the three and six months ended June 30, 2018 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
Spirit General OP Holdings, LLC ("OP Holdings") is the sole general partner of the Operating Partnership. The Company is a real estate investment trust ("REIT") and the sole member of OP Holdings, as well as the special limited partner of the Operating Partnership. As sole member of the general partner of our Operating Partnership, our Company has the full, exclusive and complete responsibility for our Operating Partnership’s day-to-day management and control.
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
There are a few differences between our Company and Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand these differences in the context of how we operate as an interrelated, consolidated company. Our Company is a REIT, the only material assets of which are the partnership interests in our Operating Partnership. As a result, our Company does not conduct business itself, other than acting as the sole member of the general partner of our Operating Partnership, issuing equity from time to time and guaranteeing certain debt of our Operating Partnership. Our Operating Partnership holds substantially all the assets of our Company. Our Company issued convertible notes and guarantees some of the debt of our Operating Partnership. See Note 4 to the consolidated financial statements included herein for further discussion. Our Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from the issuance of convertible notes and equity issuances by our Company, which are generally contributed to our Operating Partnership in exchange for partnership units of our Operating Partnership, our Operating Partnership generates the capital required by our Company’s business through our Operating Partnership’s operations or our Operating Partnership’s incurrence of indebtedness.
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

SPIRIT REALTY CAPITAL, INC.

GLOSSARY

Definitions:
1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2017 Tax Legislation	Tax Cuts and Jobs Act
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
AFFO	Adjusted Funds From Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Company may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under Master Trust 2013 and Master Trust 2014
Company	The Corporation and its consolidated subsidiaries
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

Definitions:
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
Property Management and Servicing Agreement
Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real Estate Investment Trust
Revolving Credit Facility	$800.0 million unsecured credit facility pursuant to the Credit Agreement
S&P	Standard & Poor's Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	$300 million aggregate principal amount of senior notes issued in August 2016
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
SMTA	Spirit MTA REIT, a Maryland real estate investment trust
Spin-Off
Creation of an independent, publicly traded REIT, SMTA, through our contribution of properties leased to Shopko, assets that collateralize Master Trust 2014 and other additional assets to SMTA followed by the distribution by us to our stockholders of all of the common shares of beneficial interest in SMTA.

SubREIT	Spirit MTA SubREIT, a wholly-owned subsidiary of SMTA
Term Loan	$420.0 million senior unsecured term facility pursuant to the Term Loan Agreement
Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
TSR	Total Stockholder Return
U.S.	United States
Vacant	Owned properties which are not economically yielding

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$1,586,288	$1,598,355
Buildings and improvements	2,971,052	2,989,451
Total real estate investments	4,557,340	4,587,806
Less: accumulated depreciation	(560,600)	(503,568)
	3,996,740	4,084,238
Loans receivable, net	55,438	78,466
Intangible lease assets, net	287,607	306,252
Real estate assets under direct financing leases, net	24,828	24,865
Real estate assets held for sale, net	18,825	20,469
Net investments	4,383,438	4,514,290
Cash and cash equivalents	9,289	8,792
Deferred costs and other assets, net	107,273	121,949
Investment in Master Trust 2014	33,581	—
Preferred equity investment in SMTA	150,000	—
Goodwill	225,600	225,600
Assets related to SMTA Spin-Off	—	2,392,880
Total assets	$4,909,181	$7,263,511

Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facility	$346,500	$112,000
Term Loan, net	—	—
Senior Unsecured Notes, net	295,542	295,321
Mortgages and notes payable, net	467,334	589,644
Convertible Notes, net	722,756	715,881
Total debt, net	1,832,132	1,712,846
Intangible lease liabilities, net	125,905	130,574
Accounts payable, accrued expenses and other liabilities	121,858	131,642
Liabilities related to SMTA Spin-Off	—	1,968,840
Total liabilities	2,079,895	3,943,902
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both June 30, 2018 and December 31, 2017	166,193	166,193
Common stock, $0.01 par value, 750,000,000 shares authorized: 428,570,110 and 448,868,269 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4,286	4,489
Capital in excess of par value	4,986,719	5,193,631
Accumulated deficit	(2,327,912)	(2,044,704)
Total stockholders’ equity	2,829,286	3,319,609
Total liabilities and stockholders’ equity	$4,909,181	$7,263,511
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rentals	$95,599	$102,918	$193,238	$204,299
Interest income on loans receivable	294	754	1,289	1,527
Earned income from direct financing leases	465	518	930	1,130
Tenant reimbursement income	2,637	4,172	6,505	7,652
Related party fee income	2,219	—	2,219	—
Other income	1,245	308	1,817	559
Total revenues	102,459	108,670	205,998	215,167
Expenses:
General and administrative	13,520	21,868	28,810	34,044
Property costs (including reimbursable)	4,806	7,780	10,357	14,013
Real estate acquisition costs	70	414	117	674
Interest	23,548	28,051	46,601	55,857
Depreciation and amortization	39,942	43,441	80,636	87,316
Impairments	1,478	10,074	4,975	37,957
Total expenses	83,364	111,628	171,496	229,861
Income (loss) from continuing operations before other income and income tax expense	19,095	(2,958)	34,502	(14,694)
Other income:
Gain (loss) on debt extinguishment	5,509	7	27,092	(23)
(Loss) gain on disposition of assets	(860)	6,884	391	11,897
Preferred dividend income from SMTA	1,250	—	1,250	—
Total other income	5,899	6,891	28,733	11,874
Income (loss) from continuing operations before income tax expense	24,994	3,933	63,235	(2,820)
Income tax expense	(177)	(160)	(340)	(277)
Income (loss) from continuing operations	24,817	3,773	62,895	(3,097)
(Loss) income from discontinued operations	(7,653)	19,433	(15,013)	39,132
Net income and total comprehensive income	$17,164	$23,206	$47,882	$36,035
Dividends paid to preferred stockholders	(2,588)	—	(5,176)	—
Net income attributable to common stockholders	$14,576	$23,206	$42,706	$36,035

Net income per share attributable to common stockholders - basic:
Continuing operations	$0.05	$0.01	$0.13	$(0.01)
Discontinued operations	(0.02)	0.04	(0.03)	0.08
Net income per share attributable to common stockholders - basic	$0.03	$0.05	$0.10	$0.07

Net income per share attributable to common stockholders - diluted
Continuing operations	$0.05	$0.01	$0.13	$(0.01)
Discontinued operations	(0.02)	0.04	(0.03)	0.08
Net income per share attributable to common stockholders - diluted	$0.03	$0.05	$0.10	$0.07

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares of common stock outstanding:
Basic	428,134,240	479,102,268	436,458,588	480,845,051
Diluted	429,018,934	479,102,268	437,016,151	480,845,051

Dividends declared per common share issued	$0.1800	$0.1800	$0.3600	$0.3600
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2017	6,900,000	$166,193	448,868,269	$4,489	$5,193,631	$(2,044,704)	$3,319,609
Net income	—	—	—	—	—	47,882	47,882
Dividends declared on preferred stock	—	—	—	—	—	(5,176)	(5,176)
Net income available to common stockholders		—		—	—	42,706	42,706
Dividends declared on common stock	—	—	—	—	—	(155,724)	(155,724)
Tax withholdings related to net stock settlements	—	—	(202,829)	(2)	—	(1,655)	(1,657)
Repurchase of common shares	—	—	(21,222,257)	(212)	—	(167,953)	(168,165)
SMTA dividend distribution	—	—	—	—	(216,005)	—	(216,005)
Stock-based compensation	—	—	1,126,927	11	9,093	(582)	8,522
Balances, June 30, 2018	6,900,000	$166,193	428,570,110	$4,286	$4,986,719	$(2,327,912)	$2,829,286
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$47,882	$36,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,097	129,214
Impairments	15,918	50,372
Amortization of deferred financing costs	5,552	4,823
Amortization of debt discounts	8,252	6,304
Stock-based compensation expense	9,104	11,438
(Gain) loss on debt extinguishment	(26,729)	22
Gain on dispositions of real estate and other assets	(117)	(31,490)
Non-cash revenue	(9,765)	(14,275)
Bad debt expense and other	1,592	2,714
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(3,254)	3,337
Accounts payable, accrued expenses and other liabilities	(4,121)	2,893
Net cash provided by operating activities	160,411	201,387
Investing activities
Acquisitions of real estate	(18,144)	(218,117)
Capitalized real estate expenditures	(21,133)	(23,327)
Investments in notes receivable	(35,450)	(3,000)
Collections of principal on loans receivable and real estate assets under direct financing leases	22,818	2,074
Proceeds from dispositions of real estate and other assets	37,563	239,077
Net cash used in investing activities	(14,346)	(3,293)

	Six Months Ended June 30,
	2018	2017
Financing activities
Borrowings under Revolving Credit Facility	475,500	568,200
Repayments under Revolving Credit Facility	(241,000)	(334,200)
Borrowings under mortgages and notes payable	104,247	—
Repayments under mortgages and notes payable	(164,883)	(26,759)
Debt extinguishment costs	(2,968)	—
Deferred financing costs	(1,398)	(192)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	(73,081)	—
Sale of SubREIT preferred shares	5,000	—
Repurchase of shares of common stock	(169,821)	(203,827)
Preferred stock dividends paid	(5,176)	—
Common stock dividends paid	(159,534)	(174,693)
Net cash used in financing activities	(233,114)	(171,471)
Net (decrease) increase in cash, cash equivalents and restricted cash	(87,049)	26,623
Cash, cash equivalents and restricted cash, beginning of period	114,707	36,900
Cash, cash equivalents and restricted cash, end of period	$27,658	$63,523

Cash paid for interest	$76,963	$57,065
Cash paid for income taxes	$754	$749

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Investment in preferred shares	$150,000	$—
Non-cash distribution to SMTA, net	142,924	—
Relief of debt through sale or foreclosure of real estate properties	56,119	35,528
Reclass of residual value on expired deferred financing lease to operating asset	—	8,613
Net real estate and other collateral assets sold or surrendered to lender	28,271	35,008
Accrued interest capitalized to principal (1)	412	1,206
Accrued performance share dividend rights	306	353
Distributions declared and unpaid	78,381	82,422
Accrued deferred financing costs	—	221
Financing provided in connection with disposition of assets	2,888	—
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$1,586,288	$1,598,355
Buildings and improvements	2,971,052	2,989,451
Total real estate investments	4,557,340	4,587,806
Less: accumulated depreciation	(560,600)	(503,568)
	3,996,740	4,084,238
Loans receivable, net	55,438	78,466
Intangible lease assets, net	287,607	306,252
Real estate assets under direct financing leases, net	24,828	24,865
Real estate assets held for sale, net	18,825	20,469
Net investments	4,383,438	4,514,290
Cash and cash equivalents	9,289	8,792
Deferred costs and other assets, net	107,273	121,949
Investment in Master Trust 2014	33,581	—
Preferred equity investment in SMTA	150,000	—
Goodwill	225,600	225,600
Assets related to SMTA Spin-Off	—	2,392,880
Total assets	$4,909,181	$7,263,511
Liabilities and partners' capital
Liabilities:
Revolving Credit Facility	$346,500	$112,000
Term Loan, net	—	—
Senior Unsecured Notes, net	295,542	295,321
Mortgages and notes payable, net	467,334	589,644
Notes payable to Spirit Realty Capital, Inc., net	722,756	715,881
Total debt, net	1,832,132	1,712,846
Intangible lease liabilities, net	125,905	130,574
Accounts payable, accrued expenses and other liabilities	121,858	131,642
Liabilities related to SMTA Spin-Off	—	1,968,840
Total liabilities	2,079,895	3,943,902
Commitments and contingencies (see Note 6)
Partners' capital:
Partnership units
General partner's capital: 3,988,218 units issued and outstanding as of both June 30, 2018 and December 31, 2017	23,384	24,426
Limited partners' preferred capital: 6,900,000 issued and outstanding as of June 30, 2018 and December 31, 2017	166,193	166,193
Limited partners' capital: 424,581,892 and 444,880,051 units issued and outstanding as of June, 2018 and December 31, 2017, respectively	2,639,709	3,128,990
Total partners' capital	2,829,286	3,319,609
Total liabilities and partners' capital	$4,909,181	$7,263,511
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rentals	$95,599	$102,918	$193,238	$204,299
Interest income on loans receivable	294	754	1,289	1,527
Earned income from direct financing leases	465	518	930	1,130
Tenant reimbursement income	2,637	4,172	6,505	7,652
Related party fee income	2,219	—	2,219	—
Other income	1,245	308	1,817	559
Total revenues	102,459	108,670	205,998	215,167
Expenses:
General and administrative	13,520	21,868	28,810	34,044
Property costs (including reimbursable)	4,806	7,780	10,357	14,013
Real estate acquisition costs	70	414	117	674
Interest	23,548	28,051	46,601	55,857
Depreciation and amortization	39,942	43,441	80,636	87,316
Impairments	1,478	10,074	4,975	37,957
Total expenses	83,364	111,628	171,496	229,861
Income (loss) from continuing operations before other income and income tax expense	19,095	(2,958)	34,502	(14,694)
Other income:
Gain (loss) on debt extinguishment	5,509	7	27,092	(23)
(Loss) gain on disposition of assets	(860)	6,884	391	11,897
Preferred dividend income from SMTA	1,250	—	1,250	—
Total other income	5,899	6,891	28,733	11,874
Income (loss) from continuing operations before income tax expense	24,994	3,933	63,235	(2,820)
Income tax expense	(177)	(160)	(340)	(277)
Income (loss) from continuing operations	24,817	3,773	62,895	(3,097)
(Loss) income from discontinued operations	(7,653)	19,433	(15,013)	39,132
Net income and total comprehensive income	$17,164	$23,206	$47,882	$36,035
Preferred distributions	(2,588)	—	(5,176)	—
Net income after preferred distributions	$14,576	$23,206	$42,706	$36,035

Net income attributable to the general partner
Continuing operations	$192	$31	$476	$(28)
Discontinued operations	(59)	157	(114)	325
Net income attributable to the general partner	$133	$188	$362	$297

Net income attributable to the limited partners
Continuing operations	$24,625	$3,742	$62,419	$(3,069)
Discontinued operations	(7,594)	19,276	(14,899)	38,807
Net income attributable to the limited partners	$17,031	$23,018	$47,520	$35,738

SPIRIT REALTY, L.P.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income per partnership unit - basic
Continuing operations	$0.05	$0.01	$0.13	$(0.01)
Discontinued operations	(0.02)	0.04	(0.03)	0.08
Net income per partnership unit - basic	$0.03	$0.05	$0.10	$0.07

Net income per partnership unit - diluted
Continuing operations	$0.05	$0.01	$0.13	$(0.01)
Discontinued operations	(0.02)	0.04	(0.03)	0.08
Net income per partnership unit - diluted	$0.03	$0.05	$0.10	$0.07

Weighted average partnership units outstanding:
Basic	428,134,240	479,102,268	436,458,588	480,845,051
Diluted	429,018,934	479,102,268	437,016,151	480,845,051

Distributions declared per partnership unit issued	$0.1800	$0.1800	$0.3600	$0.3600
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)
(Unaudited)

	Preferred Units		Common Units				Total Partnership Capital
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)

	Units	Amount	Units	Amount	Units	Amount
Balances, December 31, 2017	6,900,000	$166,193	3,988,218	$24,426	444,880,051	$3,128,990	$3,319,609
Net income	—	—	—	362	—	47,520	47,882
Partnership distributions declared on preferred units	—	—	—	—	—	(5,176)	(5,176)
Net income after preferred distributions	—	—	—	362	—	42,344	42,706
Partnership distributions declared on common units	—	—	—	(1,404)	—	(154,320)	(155,724)
Tax withholdings related to net partnership unit settlements	—	—	—	—	(202,829)	(1,657)	(1,657)
Repurchase of partnership units	—	—	—	—	(21,222,257)	(168,165)	(168,165)
SMTA dividend distribution	—	—	—	—	—	(216,005)	(216,005)
Stock-based compensation	—	—	—	—	1,126,927	8,522	8,522
Balances, June 30, 2018	6,900,000	$166,193	3,988,218	$23,384	424,581,892	$2,639,709	$2,829,286
(1) Consists of limited partnership interests held by the Corporation and Spirit Notes Partner, LLC.
(2) Consists of general partnership interests held by OP Holdings.

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income attributable to partners	$47,882	$36,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,097	129,214
Impairments	15,918	50,372
Amortization of deferred financing costs	5,552	4,823
Amortization of debt discounts	8,252	6,304
Stock-based compensation expense	9,104	11,438
(Gain) loss on debt extinguishment	(26,729)	22
Gain on dispositions of real estate and other assets	(117)	(31,490)
Non-cash revenue	(9,765)	(14,275)
Bad debt expense and other	1,592	2,714
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(3,254)	3,337
Accounts payable, accrued expenses and other liabilities	(4,121)	2,893
Net cash provided by operating activities	160,411	201,387
Investing activities
Acquisitions of real estate	(18,144)	(218,117)
Capitalized real estate expenditures	(21,133)	(23,327)
Investments in notes receivable	(35,450)	(3,000)
Collections of principal on loans receivable and real estate assets under direct financing leases	22,818	2,074
Proceeds from dispositions of real estate and other assets	37,563	239,077
Net cash used in investing activities	(14,346)	(3,293)

	Six Months Ended June 30,
	2018	2017
Financing activities
Borrowings under Revolving Credit Facility	475,500	568,200
Repayments under Revolving Credit Facility	(241,000)	(334,200)
Borrowings under mortgages and notes payable	104,247	—
Repayments under mortgages and notes payable	(164,883)	(26,759)
Debt extinguishment costs	(2,968)	—
Deferred financing costs	(1,398)	(192)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	(73,081)	—
Sale of SubREIT preferred shares	5,000	—
Repurchase of partnership units	(169,821)	(203,827)
Preferred distributions paid	(5,176)	—
Common distributions paid	(159,534)	(174,693)
Net cash used in financing activities	(233,114)	(171,471)
Net (decrease) increase in cash, cash equivalents and restricted cash	(87,049)	26,623
Cash, cash equivalents and restricted cash, beginning of period	114,707	36,900
Cash, cash equivalents and restricted cash, end of period	$27,658	$63,523

Cash paid for interest	$76,963	$57,065
Cash paid for income taxes	$754	$749

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Investment in preferred shares	$150,000	$—
Non-cash distribution to SMTA, net	142,924	—
Relief of debt through sale or foreclosure of real estate properties	56,119	35,528
Reclass of residual value on expired deferred financing lease to operating asset	—	8,613
Net real estate and other collateral assets sold or surrendered to lender	28,271	35,008
Accrued interest capitalized to principal (1)	412	1,206
Accrued performance share dividend rights	306	353
Distributions declared and unpaid	78,381	82,422
Accrued deferred financing costs	—	221
Financing provided in connection with disposition of assets	2,888	—
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
June 30, 2018
(Unaudited)

Note 1. Organization
Company Organization and Operations
Spirit Realty Capital, Inc. (the "Corporation" or "Spirit" or, with its consolidated subsidiaries, the "Company") operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally leased on a long-term, triple-net basis to tenants operating within retail, office, industrial and data center property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.The Company began operations through a predecessor legal entity in 2003.
The Company’s operations are generally carried out through Spirit Realty, L.P. (the "Operating Partnership") and its subsidiaries. Spirit General OP Holdings, LLC ("OP Holdings"), one of the Company's wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. The Corporation and a wholly-owned subsidiary ("Spirit Notes Partner, LLC") are the only limited partners and together own the remaining 99% of the Operating Partnership.
On May 31, 2018, (the "Distribution Date"), Spirit completed the previously announced spin-off (the "Spin-Off") of the assets that collateralize Master Trust 2014, properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, Spirit MTA REIT ("SMTA"). Beginning in the second quarter of 2018, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented.
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
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
All expenses incurred by the Company have been allocated to the Operating Partnership in accordance with the Operating Partnership's first amended and restated agreement of limited partnership, which management determined to be a reasonable method of allocation. Therefore, expenses incurred would not be materially different if the Operating Partnership had operated as an unaffiliated entity.
The Company has formed numerous special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of June 30, 2018 and December 31, 2017, net assets totaling $0.91 billion and $2.78 billion, respectively, were held, and net liabilities totaling $0.49 billion and $2.63 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

Discontinued Operations
A discontinued operation represents: (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition. Examples of a strategic shift include disposing of: (i) a separate major line of business, (ii) a separate major geographic area of operations, or (iii) other major parts of the Company. The Company determined that the Spin-Off represented a strategic shift that has a major effect on the Company's results and, therefore, SMTA's operations qualify as discontinued operations. See Note 8 for further discussion on discontinued operations.
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
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company's reserves for uncollectible amounts totaled $3.7 million and $12.4 million as of June 30, 2018 and December 31, 2017, respectively, against accounts receivable balances of $13.1 million and $27.2 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For deferred rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience. The Company established a reserve for losses of $0.5 million at June 30, 2018 and $1.8 million at December 31, 2017 against deferred rental revenue receivables of $62.8 million and $81.6 million, respectively. Deferred rental revenue receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the periods presented.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

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

	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$9,289	$8,798	$11,246
Restricted cash:
Collateral deposits (1)	372	1,751	1,587
Tenant improvements, repairs, and leasing commissions (2)	9,147	8,257	10,392
Master Trust Release (3)	7,412	85,703	34,045
Liquidity reserve (4)	—	5,503	—
Other (5)	1,438	4,695	6,253
Total cash, cash equivalents and restricted cash	$27,658	$114,707	$63,523
(1) Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses.
(2) Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.
(3) Proceeds from the sale of assets pledged as collateral under either Master Trust 2013 or Master Trust 2014, which are held on deposit until a qualifying substitution is made or the funds are applied as prepayment of principal.
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
On May 31, 2018, the Company completed the spin-off of Spirit MTA REIT through a distribution of shares in SMTA to the Company’s shareholders.  The distribution resulted in a deemed sale of assets and recognition of taxable gain by the Company, which is entitled to a dividends paid deduction equal to the value of the shares in SMTA that it distributed. The Company believes that its dividends paid deduction for 2018, including the value of the SMTA shares distributed, will equal or exceed its taxable income, including the gain recognized. As a result, the Company does not expect the distribution to result in current tax other than an immaterial amount of state and local tax which has been recognized in the accompanying financial statements.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles-based approach for accounting for revenue from contracts with customers and is effective for annual reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company adopted the new revenue recognition standard effective January 1, 2018 under the modified retrospective method, and elected to apply the standard only to contracts that were not completed as of the date of adoption (i.e. January 1, 2018). In evaluating the impact of this new standard, the Company identified that lease contracts covered by Leases (Topic 840) are excluded from the scope of this new guidance. As such, this ASU had no material impact on the Company's reported revenues, results of operations, financial position, cash flows and disclosures.
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
Note 3. Investments
Real Estate Investments

As of June 30, 2018, the Company's gross investment in real estate properties and loans totaled approximately $4.9 billion, representing investments in 1,512 properties, including 54 properties securing mortgage loans. The gross

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
June 30, 2018
(Unaudited)

investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 12.2%, as the only state with a real estate investment value greater than 10% of the real estate investment value of the Company's entire portfolio.

During the six months ended June 30, 2018, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2017	2,392	88	2,480	$7,823,058	$79,967	$7,903,025
Acquisitions/improvements (1)	5	2	7	39,277	37,888	77,165
Dispositions of real estate (2)(3)(4)	(40)	(6)	(46)	(79,862)	—	(79,862)
Principal payments and payoffs	—	(28)	(28)	—	(23,299)	(23,299)
Impairments	—	—	—	(15,918)	—	(15,918)
Write-off of gross lease intangibles	—	—	—	(47,003)	—	(47,003)
Loan premium amortization and other	—	—	—	(867)	(1,230)	(2,097)
Spin-off to SMTA	(899)	(2)	(901)	(2,855,052)	(37,888)	(2,892,940)
Gross balance, June 30, 2018	1,458	54	1,512	4,863,633	55,438	4,919,071
Accumulated depreciation and amortization				(661,537)	—	(661,537)
Other				(1)	—	(1)
Net balance, June 30, 2018				$4,202,095	$55,438	$4,257,533
(1) Includes investments of $17.9 million in revenue producing capitalized expenditures, as well as $3.4 million of non-revenue producing capitalized expenditures as of June 30, 2018.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $14.3 million as of June 30, 2018.
(3) For the six months ended June 30, 2018, the total (loss) gain on disposal of assets for properties held in use and held for sale was $(2.5) million and $2.7 million, respectively.
(4) Includes six deed-in-lieu properties with a real estate investment of $28.5 million that were transferred to the lender during the six months ended June 30, 2018.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including contractual fixed rent increases occurring on or after July 1, 2018) at June 30, 2018 (in thousands):

June 30, 2018
Remainder of 2018	$182,714
2019	362,458
2020	355,473
2021	334,983
2022	311,806
Thereafter	2,222,648
Total future minimum rentals	$3,770,082
Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rent based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI or other stipulated reference rate.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
June 30, 2018
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premiums and allowance for loan losses (in thousands):

	June 30, 2018	December 31, 2017
Mortgage loans - principal	$46,830	$69,963
Mortgage loans - premiums, net of amortization	3,390	5,038
Allowance for loan losses	—	(389)
Mortgages loans, net	50,220	74,612
Other notes receivable - principal	5,218	5,355
Allowance for loan losses	—	—
Other notes receivable, net	5,218	5,355
Total loans receivable, net	$55,438	$79,967
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are three other notes receivable included within loans receivable, of which two notes totaling $3.5 million are secured by tenant assets and stock and the remaining note, with a balance of $1.7 million, is unsecured.

On January 16, 2018, the Operating Partnership funded a $35.0 million B-1 Term Loan as part of a syndicated loan and security agreement with Shopko as borrower and several banks as lenders. The B-1 Term Loan bears interest at a rate of 12.00% per annum and matures on June 19, 2020. Principal will be repaid in quarterly installments of $0.6 million commencing on November 1, 2018, while interest will be paid monthly. The loan is secured by Shopko’s assets in its $784 million asset-backed lending facility and is subordinate to other loans made under the syndicated loan and security agreement. The Operating Partnership received a commitment fee equal to 3.00% of the B-1 Term Loan. The B-1 Term Loan was contributed to SMTA in conjunction with the Spin-Off.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2018	December 31, 2017
In-place leases	$368,450	$591,551
Above-market leases	59,478	89,640
Less: accumulated amortization	(140,321)	(271,288)
Intangible lease assets, net	$287,607	$409,903

Below-market leases	$169,149	$216,642
Less: accumulated amortization	(43,244)	(61,339)
Intangible lease liabilities, net	$125,905	$155,303
The amounts amortized as a net increase to rental revenue for capitalized above and below-market leases were $1.4 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively. The value of in place leases amortized and included in depreciation and amortization expense was $8.7 million and $10.9 million for the three months ended June 30, 2018 and 2017, respectively, and $18.7 million and $22.1 million for the six months ended June 30, 2018 and 2017, respectively.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
June 30, 2018
(Unaudited)

Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	June 30, 2018	December 31, 2017
Minimum lease payments receivable	$6,358	$7,325
Estimated residual value of leased assets	24,552	24,552
Unearned income	(6,082)	(7,012)
Real estate assets under direct financing leases, net	$24,828	$24,865
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the six months ended June 30, 2018 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2017	15	$48,929
Transfers from real estate investments held and used	6	14,090
Sales	(6)	(10,257)
Transfers to real estate investments held in use	(7)	(25,715)
Transfers to SMTA	(5)	(7,853)
Impairments	—	(369)
Balance, June 30, 2018	3	$18,825
Impairments

The following table summarizes total impairment losses recognized on the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Real estate and intangible asset impairment	$662	$14,657	$15,624	$49,877
Write-off of lease intangibles, net	687	1,339	311	495
Recovery of loans receivable, previously impaired	—	—	(17)	—
Total impairment loss	$1,349	$15,996	$15,918	$50,372

Impairments for the three months ended June 30, 2018 and 2017, were comprised of $1.3 million and $13.1 million on properties classified as held and used, respectively, and $2.9 million on properties classified as held for sale for the three months ended June 30, 2017.
Impairments for the six months ended June 30, 2018 and 2017, were comprised of $15.5 million and $36.0 million on properties classified as held and used, respectively, and $0.4 million and $14.4 million on properties classified as held for sale, respectively.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

Note 4. Debt
The debt of the Company and the Operating Partnership are the same, except for the presentation of the Convertible Notes which were issued by the Company. Subsequently, an intercompany note between the Company and the Operating Partnership was executed with terms identical to those of the Convertible Notes. Therefore, in the consolidated balance sheet of the Operating Partnership, the amounts related to the Convertible Notes are reflected as notes payable to Spirit Realty Capital, Inc., net. The Company's debt is summarized below:

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Maturity (3)	June 30, 2018	December 31, 2017
			(in Years)	(In Thousands)
Revolving Credit Facility	4.49%	3.32%	0.8	$346,500	$112,000
Term Loan	—%	—%	0.3	—	—
Master Trust Notes	5.50%	5.27%	5.5	170,154	2,248,504
CMBS	5.73%	5.51%	5.0	276,124	332,647
Related Party Notes Payable	0.99%	1.00%	9.4	29,368	—
Convertible Notes	5.32%	3.28%	1.8	747,500	747,500
Senior Unsecured Notes	4.65%	4.45%	8.2	300,000	300,000
Total debt	5.30%	3.95%	3.6	1,869,646	3,740,651
Debt discount, net				(20,042)	(61,399)
Deferred financing costs, net (4)				(17,472)	(39,572)
Total debt, net				$1,832,132	$3,639,680
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the three months ended June 30, 2018 and based on the average principal balance outstanding during the period.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of June 30, 2018.
(3) Represents the weighted average maturity based on the outstanding principal balance as of June 30, 2018.
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
Borrowings bear interest at 1-Month LIBOR plus 0.875% to 1.55% per annum and require a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum. As of June 30, 2018, the Revolving Credit Facility bore interest at 1-Month LIBOR plus 1.25% and incurred a facility fee of 0.25% per annum.
In connection with placement and use of the Revolving Credit Facility, the Company has incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Revolving Credit Facility. The unamortized deferred financing costs relating to the Revolving Credit Facility were $1.0 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively, and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of June 30, 2018, $346.5 million was outstanding and $453.5 million of borrowing capacity was available under the Revolving Credit Facility. The Operating Partnership's ability to borrow under the Revolving Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

covenants. As of June 30, 2018, the Company and the Operating Partnership were in compliance with these financial covenants.
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
As of June 30, 2018, the Term Loan had a zero outstanding balance and $420.0 million of available borrowing capacity.The Term Loan Agreement provides that outstanding borrowings bear interest at 1-Month LIBOR plus 0.90% to 1.75% per annum, depending on the Company’s credit ratings.
As a result of entering into the Term Loan, the Company incurred origination costs of $2.4 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of June 30, 2018 and December 31, 2017, the unamortized deferred financing costs relating to the Term Loan were $0.3 million and $0.7 million, respectively, and were recorded net against the principal balance of mortgages and notes payable as of June 30, 2018 and December 31, 2017, on the accompanying consolidated balance sheets.
Senior Unsecured Notes
On August 18, 2016, the Operating Partnership completed a private placement of $300.0 million aggregate principal amount of senior notes, which are guaranteed by the Company. The Senior Unsecured Notes were issued at 99.378% of their principal face amount, resulting in net proceeds of $296.2 million, after deducting transaction fees and expenses. The Senior Unsecured Notes accrue interest at a rate of 4.45% per annum, payable on March 15 and September 15 of each year, and mature on September 15, 2026. The Company filed a registration statement with the SEC to exchange the private Senior Unsecured Notes for registered Senior Unsecured Notes with substantially identical terms, which became effective on April 14, 2017. All $300.0 million aggregate principal amount of private Senior Unsecured Notes were tendered in the exchange for registered Senior Unsecured Notes.
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
In connection with the offering, the Operating Partnership incurred $3.4 million in deferred financing costs and an offering discount of $1.9 million. These amounts are being amortized to interest expense over the life of the Senior Unsecured Notes. As of June 30, 2018 and December 31, 2017, the unamortized deferred financing costs relating to the Senior Unsecured Notes were $2.9 million and $3.0 million, respectively, and the unamortized discount was $1.6 million and $1.7 million, respectively, with both the deferred financing costs and offering discount recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.
In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of June 30, 2018, the Company and the Operating Partnership were in compliance with these financial covenants.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

Master Trust Notes
Master Trust 2013 and Master Trust 2014 are asset-backed securitization platforms through which the Company has raised capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans.
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
On May 21, 2018, the Company retired $123.1 million of Master Trust 2013 Series 2013-1 Class A notes. There was no make-whole payment associated with the redemption of these notes. During the six months ended June 30, 2018 there were $15.2 million in prepayments on Master Trust 2013 Series 2013-2 Class A notes with $934 thousand in associated make-whole payments.
On May 31, 2018, in conjunction with the Spin-Off, the Company contributed Master Trust 2014, which is included in liabilities related to SMTA Spin-Off in our December 31, 2017 consolidated balance sheet.
The Master Trust Notes are summarized below:

	Stated Rates (1)	Maturity	June 30, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2014-1 Class A2			$—	$252,437
Series 2014-2			—	222,683
Series 2014-3			—	311,336
Series 2014-4 Class A1			—	150,000
Series 2014-4 Class A2			—	358,664
Series 2017-1 Class A			—	515,280
Series 2017-1 Class B			—	125,400
Total Master Trust 2014 notes			—	1,935,800
Series 2013-1 Class A			—	125,000
Series 2013-2 Class A	5.3%	5.5	170,154	187,704
Total Master Trust 2013 notes	5.3%	5.5	170,154	312,704
Debt discount, net			—	(36,188)
Deferred financing costs, net			(4,588)	(24,010)
Total Master Trust Notes, net			$165,566	$2,188,306
(1) Represents the individual series stated interest rate as of June 30, 2018 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of June 30, 2018.
As of June 30, 2018, the Master Trust 2013 notes were secured by 269 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Company which is a bankruptcy-remote, special purpose entity.
CMBS
As of June 30, 2018, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under six fixed-rate non-recourse loans, excluding one loan in default, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates of the loans as

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

of June 30, 2018, excluding the defaulted loan, ranged from 4.67% to 6.00% with a weighted average stated interest rate of 5.35%. As of June 30, 2018, these fixed-rate loans were secured by 100 properties. As of June 30, 2018 and December 31, 2017, the unamortized deferred financing costs associated with these fixed-rate loans were $3.5 million and $3.9 million, respectively, and the unamortized net offering discount was $0.1 million as-of both periods. Both the deferred financing costs and offering discount were recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.
On January 22, 2018, the Company entered into a new non-recourse loan agreement with Société Générale and Barclays Bank PLC as lenders. The loan is collateralized by a single distribution center property located in Katy, Texas. The loan has a term of ten years to maturity with an interest rate based on the 10-year mid-market swap rate (or Treasury rate, whichever is greater) plus a spread of 245 basis points. As a result of the issuance, the Company received approximately $84 million in proceeds. The loan along with the single distribution center property were contributed to SMTA as part of the Spin-Off.
As of June 30, 2018, a certain borrower remained in default under the loan agreement relating to one CMBS fixed-rate loan, where one property securing the respective loan was no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on this loan was 9.85%. The defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligation. As of June 30, 2018, the aggregate principal balance under the defaulted loan was $9.6 million, which includes $2.9 million of interest capitalized to the principal balance.
Related Party Mortgage Loans Payable
Wholly-owned subsidiaries of Spirit are the borrower on four mortgage loans payable held by SMTA and secured by six single-tenant commercial properties. In total, these mortgage notes had outstanding principal of $29.4 million at June 30, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheets. As of June 30, 2018, these mortgage notes have a weighted average stated interest rate of 1.0%, a weighted average term of 9.4 years and are eligible for early repayment without penalty.
Convertible Notes
In May 2014, the Company issued $402.5 million aggregate principal amount of 2.875% convertible notes due in 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes will mature on May 15, 2019 and the 2021 Notes will mature on May 15, 2021. Proceeds from the issuance were contributed to the Operating Partnership and are recorded as a note payable to Spirit Realty Capital, Inc., on the consolidated balance sheets of the Operating Partnership.
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Company's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding $0.16625 per share. As of June 30, 2018, the conversion rate was 87.013 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the Spin-Off, in addition to the other regular dividends declared during the life of the Convertible Notes. Earlier conversion may be triggered if shares of the Company's common stock trade higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of June 30, 2018 and December 31, 2017, the unamortized discount was $18.6 million and $23.7 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.
In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of June 30, 2018 and December 31, 2017, the unamortized deferred financing costs relating to the Convertible Notes were $6.2 million and $8.0 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.
Debt Extinguishment
During the six months ended June 30, 2018, the Company extinguished a total of $179.3 million aggregate principal amount of indebtedness, including the retirement of $123.1 million of Master Trust 2013 Series 2013-1 Class A notes and $56.2 million of CMBS debt. The extinguishments had a weighted average contractual interest rate of 5.69%. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $26.7 million.
During the six months ended June 30, 2017, the Company extinguished a total of $51.2 million aggregate principal amount of mortgage indebtedness with a weighted average contractual interest rate of 5.69%. As a result of these transactions, the Company recognized a de minimis net loss.
Debt Maturities
As of June 30, 2018, scheduled debt maturities of the Company’s Revolving Credit Facility, Term Loan, Senior Unsecured Notes, Master Trust 2013, CMBS and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2018 (1)	$5,635	$9,624	$15,259
2019 (2)	11,672	749,000	760,672
2020	12,164	—	12,164
2021	12,737	345,000	357,737
2022	13,315	42,400	55,715
Thereafter	28,410	639,689	668,099
Total	$83,933	$1,785,713	$1,869,646
(1) The balloon payment balance in 2018 of $9.6 million includes $2.9 million of capitalized interest for the acceleration of principal payable following an event of default under one non-recourse CMBS loan with a stated maturity in 2018.
(2) 2019 includes the Revolving Credit Facility, which is extendible for one year at the borrower's option.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense – Revolving Credit Facility (1)	$2,849	$1,325	$4,201	$2,557
Interest expense – Term Loan	—	2,511	—	4,757
Interest expense – Senior Unsecured Notes	3,337	3,338	6,675	6,675
Interest expense – mortgages and notes payable	23,480	27,860	56,187	56,078
Interest expense – Convertible Notes (2)	6,128	6,127	12,255	12,255
Non-cash interest expense:
Amortization of deferred financing costs	2,573	2,423	5,552	4,823
Amortization of debt discount, net	3,689	3,242	8,252	6,304
Total interest expense	$42,056	$46,826	$93,122	$93,449
(1) Includes facility fees of approximately $0.6 million and $0.5 million for the three month periods ended June 30, 2018 and 2017, respectively, and $1.1 million for each of the six months ended June 30, 2018 and 2017.
(2) Included in interest expense on the Operating Partnership's consolidated statements of operations and comprehensive income are amounts paid to the Company by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.
Note 5. Stockholders’ Equity and Partners' Capital
Common Stock
During the six months ended June 30, 2018, portions of awards of restricted common stock and performance share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.2 million shares of common stock valued at $1.7 million, solely to pay the associated statutory tax withholdings during the six months ended June 30, 2018.
Preferred Stock
As of June 30, 2018, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis). During the six months ended June 30, 2018, the Company paid $5.2 million in Series A Preferred Stock dividends.
ATM Program
In November 2016, the Company's Board of Directors approved a new ATM Program and the Company terminated its existing program. As of June 30, 2018, no shares of the Company's common stock had been sold under the new ATM Program and $500.0 million in gross proceeds capacity remained available.
Stock Repurchase Programs
In May 2018, the Company's Board of Directors approved a new stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. As of June 30, 2018, no shares of the Company's

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

common stock had been repurchased under the new program and the full $250.0 million in gross repurchase capacity remained available.
In August 2017, the Company's Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $250.0 million of its common stock during the 18-month time period following authorization. During the six months ended June 30, 2018, prior to the SMTA Spin-Off, 21.2 million shares of the Company's common stock were repurchased in open market transactions under this stock repurchase program at a weighted average price of $7.90 per share, and no additional capacity remains under this stock repurchase program. Fees associated with the repurchase of $0.5 million are included in accumulated deficit.
Dividends Declared
For the six months ended June 30, 2018, the Company's Board of Directors declared the following preferred and common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Preferred Stock
March 5, 2018	$0.375	March 15, 2018	$2,588	March 30, 2018
May 29, 2018	$0.375	June 15, 2018	$2,588	June 29, 2018
Common Stock
March 5, 2018	$0.18	March 30, 2018	$78,581	April 13, 2018
May 29, 2018	$0.18	June 29, 2018	$77,143	July 13, 2018
The Common Stock dividend declared on May 29, 2018 was paid on July 13, 2018 and is included in accounts payable, accrued expenses and other liabilities as of June 30, 2018.
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
As of June 30, 2018, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of June 30, 2018, the Company had commitments totaling $57.6 million, of which $21.8 million relates to future acquisitions, with the majority of the remainder to fund revenue generating improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. Of the total commitments of $57.6 million, $56.0 million is expected to be funded during fiscal year 2018. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its former tenants and is indemnified by that former tenant for any payments the Company may be required to make on such debt.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of June 30, 2018, no accruals have been made.

Note 7. Fair Value Measurements
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Long-lived assets held and used	$4,818	$—	$—	$4,818
Long-lived assets held for sale	$—	$—	$—	$—

December 31, 2017
Long-lived assets held and used	$28,312	$—	$—	$28,312
Long-lived assets held for sale	$42,142	$—	$—	$42,142

Real estate and the related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant, non-operating or the lease on the asset expiring in 60 days or less. The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; recently quoted bid or ask prices, or market prices for comparable properties; estimates of cash flow, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, and expenses based upon market conditions; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy.
During the six months ended June 30, 2018 and for the year ended December 31, 2017, we determined that two and 18 long-lived assets held and used, respectively, were impaired.
For 17 of the held and used properties impaired during the year ended December 31, 2017, the Company estimated property fair value using price per square foot of comparable properties. The following table provides information about the price per square foot of comparable properties used as inputs (price per square foot in dollars):

	June 30, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$—	$—	—	$13.66 - $305.05	$55.68	364,940
Industrial	$—	$—	—	$3.30 - $8.56	$5.35	370,824
Office	$—	$—	—	$24.82 - $244.86	$40.14	161,346

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

For the two held and used properties impaired during the six months ended June 30, 2018 and one held and used property impaired during the year ended December 31, 2017, the Company estimated property fair value using price per square foot based on a listing price or a broker opinion of value. The following table provides information about the price per square foot based on a listing price and broker opinion of value used as inputs (price per square foot in dollars):

	June 30, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$232.81	$232.81	16,000	$88.89	$88.89	22,500
Office	$225.04	$225.04	5,999	$—	$—	—
For the eight long-lived assets held for sale impaired during the year ended December 31, 2017, the Company estimated fair value of held for sale properties using price per square foot from the signed purchase and sale agreements as follows (price per square foot in dollars):

	June 30, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$—	$—	—	$55.30 - $346.23	$230.52	150,376
Industrial	$—	$—	—	$24.02 - $54.21	$37.09	223,747
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2018 and December 31, 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
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

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$55,438	$58,408	$79,967	$82,886
Revolving Credit Facility	346,500	346,470	112,000	111,997
Term Loan, net	—	—	—	—
Senior Unsecured Notes, net (1)	295,542	289,236	295,321	299,049
Mortgages and notes payable, net (1)	467,334	495,046	2,516,478	2,657,599
Convertible Notes, net (1)	722,756	750,624	715,881	761,440
Investment in Master Trust 2014	33,581	33,581	—	—
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Note 8. Discontinued Operations
On May 31, 2018, the Company completed the Spin-Off of SMTA by means of a pro rata distribution of one share of SMTA common stock for every ten shares of Spirit common stock held by each of Spirit's stockholders of record as of May 18, 2018. The Company determined that the Spin-Off represented a strategic shift that has a major effect on the Company's results and, therefore, SMTA's operations qualify as discontinued operations. Accordingly, beginning in the second quarter of 2018, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented.
The assets and liabilities related to discontinued operations are separately classified on the consolidated balance sheets as of December 31, 2017, and the operations have been classified as (loss) income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017. The consolidated statements of cash flows and all other notes herein include the results of both continuing operations and discontinued operations.
Goodwill was allocated to SMTA based on the fair value of SMTA relative to the total fair value of the Company, resulting in a reduction in goodwill of the Company of $28.7 million as a result of the Spin-Off. This reduction in the Company's goodwill is reflected in the SMTA dividend distribution in the accompanying consolidated statement of stockholders' equity and consolidated statement of partners' capital.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

The table below summarizes the Company's assets and liabilities related to discontinued operations reported in its consolidated balance sheets.

December 31, 2017
(in thousands)
Assets
Investments:
Real estate investments:
Land and improvements	$990,575
Buildings and improvements	1,702,926
Total real estate investments	2,693,501
Less: accumulated depreciation	(572,075)
2,121,426
Loans receivable, net	1,501
Intangible lease assets, net	103,651
Real estate assets held for sale, net	28,460
Net investments	2,255,038
Cash and cash equivalents	6
Deferred costs and other assets, net	109,096
Goodwill	28,740
Total assets of discontinued operations	$2,392,880

Liabilities
Mortgages and notes payable, net	$1,926,834
Intangible lease liabilities, net	24,729
Accounts payable, accrued expenses and other liabilities	17,277
Total liabilities of discontinued operations	$1,968,840

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

The table below provides information about income and expenses related to the Company's discontinued operations reported in its consolidated statements of operations and comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Rentals	$39,843	$57,569	$99,816	$115,408
Interest income on loans receivable	663	120	1,495	239
Tenant reimbursement income	306	308	856	793
Other income	392	1,968	776	2,450
Total revenues	41,204	59,965	102,943	118,890
Expenses:
General and administrative	112	994	707	2,236
Transaction costs	16,033	485	19,965	485
Property costs (including reimbursable)	1,405	1,852	3,268	4,670
Real estate acquisition costs	338	10	339	(97)
Interest	18,508	18,775	46,521	37,592
Depreciation and amortization	14,038	20,779	35,461	41,898
Impairments (recoveries)	(129)	5,922	10,943	12,415
Total expenses	50,305	48,817	117,204	99,199
(Loss) income from discontinued operations before other income (loss) and income tax expense	(9,101)	11,148	(14,261)	19,691
Other income:
(Loss) gain on debt extinguishment	(108)	1	(363)	1
Gain (loss) on disposition of assets	1,582	8,389	(274)	19,593
Total other income (loss)	1,474	8,390	(637)	19,594
(Loss) income from discontinued operations before income tax expense	(7,627)	19,538	(14,898)	39,285
Income tax expense	(26)	(105)	(115)	(153)
(Loss) income from discontinued operations	$(7,653)	$19,433	$(15,013)	$39,132

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

The table below provides information about operating and investing cash flows related to the Company's discontinued operations reported in its consolidated statements of cash flows.

	Six Months Ended June 30,
	2018	2017
(in thousands)
Net cash provided by operating activities	$36,589	$79,950
Net cash (used in) provided by investing activities	(31,452)	74,130
Continuing Involvement
Subsequent to the Spin-Off, the Company will have continuing involvement with SMTA through the terms of the Asset Management Agreement and Property Management and Servicing Agreement. For detail on the continuing involvement, see Note 11 Related Party Transactions and Arrangements. Subsequent to the Spin-Off, the Company has had cash inflows from SMTA of $9.6 million and cash outflows to SMTA of $7.1 million.
Note 9. Incentive Award Plan
Restricted Shares of Common Stock
During the six months ended June 30, 2018, the Company granted 1.0 million restricted shares under the Amended Incentive Award Plan to certain executive officers and employees. The Company recorded $7.9 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of June 30, 2018, there were approximately 1.9 million unvested restricted shares outstanding.
In connection with the Spin-Off on May 31, 2018, holders of unvested restricted shares of Spirit common stock received unrestricted shares of SMTA common stock on a pro rata basis of one share of SMTA common stock for every ten shares of Spirit common stock. The distribution of unrestricted SMTA shares is considered an award modification that did not result in incremental fair value and, therefore, incremental compensation expense was not recognized. However, since the vesting period of the unrestricted SMTA shares was accelerated, $1.4 million of unrecognized stock-based compensation expense was accelerated and is reflected within general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income.
Performance Share Awards
During the six months ended June 30, 2018, the Board of Directors, or committee thereof, approved target grants of 504,497 performance shares to executive officers of the Company. The performance period of these grants runs primarily through December 31, 2020. Potential shares of the Company's common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years.
In connection with the Spin-Off and in accordance with the rights granted per the Amended Incentive Award Plan, the Board of Directors made an equitable adjustment for all performance share awards outstanding, resulting in 134,000 incremental target shares. Because the fair value of the outstanding performance awards the day prior to and the day after the Spin-off did not materially change, there was no change to unrecognized compensation expense and incremental compensation expense did not result.
Approximately $1.2 million and $0.8 million in dividend rights have been accrued for non-vested performance share awards outstanding as of June 30, 2018 and December 31, 2017, respectively. For outstanding non-vested awards at June 30, 2018, 2.5 million shares would have been released based on the Company's TSR relative to the specified peer groups through that date.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

Stock-based Compensation Expense
For the three months ended June 30, 2018 and 2017, the Company recognized $4.7 million and $9.2 million, respectively, in stock-based compensation expense, and for the six months ended June 30, 2018 and 2017, the Company recognized $9.1 million and $11.4 million, respectively, in stock-based compensation expense which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
As of June 30, 2018, the remaining unamortized stock-based compensation expense totaled $21.6 million, with $11.8 million related to restricted stock awards and $9.8 million related to performance share awards. Amortization is recognized as the greater of the amount amortized on a straight-line basis over the service period of each applicable award or the amount vested over the vesting periods.
Note 10. Income Per Share and Partnership Unit
Income per share and unit has been computed using the two-class method, which is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive non-forfeitable dividends, are deemed participating securities under the two-class method. Under the two-class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders and partners.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share and unit computed using the two-class method (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted income:
Income (loss) from continuing operations	$24,817	$3,773	$62,895	$(3,097)
Less: income attributable to unvested restricted stock	(345)	(183)	(728)	(417)
Less: dividends paid to preferred stockholders	(2,588)	—	(5,176)	—
Income (loss) used in basic and diluted income (loss) per share from continuing operations	21,884	3,590	56,991	(3,514)
(Loss) income used in basic and diluted (loss) income per share from discontinued operations	(7,653)	19,433	(15,013)	39,132
Net income attributable to common stockholders used in basic and diluted income per share	$14,231	$23,023	$41,978	$35,618

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	430,140,787	480,251,922	438,266,822	481,992,408
Less: Unvested weighted average shares of restricted stock	(2,006,547)	(1,149,654)	(1,808,234)	(1,147,357)
Weighted average shares of common stock outstanding used in basic income per share	428,134,240	479,102,268	436,458,588	480,845,051
Net income per share attributable to common stockholders - basic:
Continuing operations	$0.05	$0.01	$0.13	$(0.01)
Discontinued operations	(0.02)	0.04	(0.03)	0.08
Net income per share attributable to common stockholders - basic	$0.03	$0.05	$0.10	$0.07

Dilutive weighted average shares of common stock outstanding: (1)
Unvested performance shares	884,694	—	557,563	—
Weighted average shares of common stock outstanding used in diluted income per share	429,018,934	479,102,268	437,016,151	480,845,051
Net income per share attributable to common stockholders - diluted
Continuing operations	$0.05	$0.01	$0.13	$(0.01)
Discontinued operations	(0.02)	0.04	(0.03)	0.08
Net income per share attributable to common stockholders - diluted	$0.03	$0.05	$0.10	$0.07

Potentially dilutive shares of common stock
Unvested shares of restricted stock	424,536	—	338,981	48,491
Total	424,536	—	338,981	48,491
(1)  Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Company intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash; therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three and six months ended June 30, 2018, the Company's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread for both periods.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

Note 11. Related Party Transactions and Arrangements
Related Party Agreements
In conjunction with the Spin-Off, the Company and SMTA entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement, which provide a framework for the relationship between the Company and SMTA after the Spin-Off, by which Spirit may incur certain expenses on behalf of SMTA which must be reimbursed in a timely manner. As part of the Separation and Distribution Agreement, Spirit contributed $3.0 million of cash to SMTA at time of the Spin-Off. Additionally, in relation to rental payments received by SMTA subsequent to the Spin-Off that relate to rents prior to the Spin-Off, SMTA will reimburse $2.0 million to Spirit within 60 days of the Spin-Off. As of June 30, 2018, the Company had an accrued receivable balance of $3.2 million and an accrued payable balance of $1.5 million in connection with these matters.
Related Party Asset Management Agreement
In conjunction with the Spin-off, the Company entered into the Asset Management Agreement pursuant to which Spirit Realty, L.P. will provide various services subject to the supervision of SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. For its services, the Company is entitled to an annual management fee of $20.0 million per annum, payable monthly in arrears. Additionally, the Company may be entitled to, under certain circumstances, a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee. No revenue for the promoted interest fee or termination fee has been recognized as they do not meet the criteria for recognition under ASC 606-10 as of June 30, 2018. Asset management fees of $1.7 million were earned during the three and six months ended June 30, 2018 for services performed from June 1, 2018 through June 30, 2018 and are included in related party fee income in the consolidated statements of operations and comprehensive income. As of June 30, 2018, the Company had an accrued receivable balance of $1.7 million related to the asset management fees.
Related Party Property Management and Servicing Agreement
The Operating Partnership provides property management services and special services for Master Trust 2014. The property management fees accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. Property management fees of $0.5 million and special servicing fees of $51.5 thousand were earned during the three and six months ended June 30, 2018, for services performed from June 1, 2018 through June 30, 2018, and are included in related party fee income in the consolidated statements of operations and comprehensive income. As of June 30, 2018, the Company had an accrued receivable balance of $0.4 million related to the property management fees.
Investments in SMTA
In conjunction with the Spin-Off, SMTA issued to the Operating Partnership and one of its affiliates, both wholly-owned subsidiaries of Spirit, a total of 6.0 million shares of Series A preferred stock with an aggregate liquidation preference of $150.0 million (the "SMTA Preferred Stock"). The SMTA Preferred Stock pays cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). Spirit received $1.3 million in cash dividends during the three and six months ended June 30, 2018 that are reflected as preferred dividend income from SMTA in the consolidated statements of operations and comprehensive income. Preferred dividend income is recognized when dividends are declared. The carrying value of the SMTA Preferred Stock is $150.0 million as of June 30, 2018, reflected in the consolidated balance sheets and will be accounted for at cost, less impairments, if any.
Prior to the Spin-Off, the Operating Partnership contributed certain assets to SubREIT in exchange for $5.0 million in SubREIT preferred shares. Then, on the Distribution Date, Spirit Realty, L.P. sold the SubREIT preferred shares to a third party for $5.0 million in cash.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
June 30, 2018
(Unaudited)

Related Party Mortgage Loans Payable
Wholly-owned subsidiaries of Spirit are the borrower on four mortgage loans payable to SMTA and secured by six single-tenant commercial properties owned by Spirit. In total, these mortgage notes had an outstanding principal balance of $29.4 million at June 30, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheet. The notes incurred interest expense of $24.5 thousand for the three and six months ended June 30, 2018, which is included in interest expense in the consolidated statements of operations and comprehensive income. As of June 30, 2018, these mortgage notes have a weighted-average stated interest rate of 1.0%, a weighted-average term of 9.4 years and are eligible for early repayment without penalty.
Related Party Notes Receivable
In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount receivable under the notes was $33.6 million at June 30, 2018 and is included in Investment in Master Trust 2014 on the consolidated balance sheet. The notes generated interest income of $128.2 thousand for the three and six months ended June 30, 2018, which is included in interest income on loans receivable in the consolidated statements of operations and comprehensive income. The notes have a weighted-average stated interest rate of 4.6% with a remaining term of 4.5 years to maturity as of June 30, 2018. The notes are classified as held-to-maturity and, as of June 30, 2018, the amortized cost basis is equal to carrying value.
Note 12. Subsequent Events
Utilization of Term Loan
Subsequent to June 30, 2018, the Company fully drew on the available $420.0 million of borrowing capacity under the Term Loan, and utilized the borrowings to pay down the Revolving Credit Facility and for other general corporate purposes.

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
The following risks and uncertainties, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	industry and economic conditions;

•	volatility and uncertainty in the financial markets, including potential fluctuations in the CPI;

•	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversifying acquisitions or investments;

•	the financial performance of our retail tenants and the demand for retail space;

•	our ability to diversify our tenant base;

•	the nature and extent of future competition;

•	increases in our costs of borrowing as a result of changes in interest rates and other factors;

•	our ability to access debt and equity capital markets;

•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•
our ability and willingness to renew our leases upon expiration and to reposition our properties on the same or better terms upon expiration in the event such properties are not renewed by tenants or we exercise our rights to replace existing tenants upon default;

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•	our ability to manage our expanded operations;

•	our ability and willingness to maintain our qualification as a REIT;

•	uncertainties as to the impact of the Spin-Off on our business; and

•
other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters.

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion & Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

Overview
Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate assets throughout the U.S., which are generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high quality tenants with business operations within retail, office, data centers and industrial property types. Single tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgages and other loans to provide a range of financing solutions to our tenants.
As of June 30, 2018, our owned real estate represented investments in 1,458 properties. Our properties are leased to 250 tenants across 49 states and 32 industries. As of June 30, 2018, our owned properties were approximately 99.6% occupied (based on the number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans receivable primarily secured by 54 real estate properties or other related assets.
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
On May 31, 2018, we completed a Spin-Off of all of our interests in the assets that collateralize Master Trust 2014, our properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA. Upon completion of the Spin-Off, our stockholders received a distribution of common shares of beneficial interest in SMTA, which are treated as a taxable distribution to them. Beginning in the second quarter of 2018, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented, see Note 8 to the accompanying consolidated financial statements for further discussion.
Highlights
For the three months ended June 30, 2018:

•
Generated net income from continuing operations of $0.05 versus $0.01 per share, FFO of $0.16 versus $0.18 per share and AFFO of $0.20 versus $0.21 per share, in each case, compared to same quarter in 2017.

•	Real estate portfolio occupancy was 99.6% as of June 30, 2018.

•	Repurchased 8.1 million shares of outstanding common stock, prior to the Spin-Off of SMTA, at a weighted average price of $7.93.

•	Spirit's corporate liquidity was $882.8 million as of June 30, 2018, including availability under its unsecured line of credit, term loan and cash available for investment.

•
On May 31, 2018, successfully completed the previously announced spin-off of SMTA with the distribution of one share of SMTA common stock for every ten shares of Spirit common stock to all of Spirit's stockholders.

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
Results of Continuing Operations
Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

	Three Months Ended June 30,
(In Thousands)	2018	2017	Change	% Change
Revenues:
Rentals	$95,599	$102,918	$(7,319)	(7.1)%
Interest income on loans receivable	294	754	(460)	(61.0)%
Earned income from direct financing leases	465	518	(53)	(10.2)%
Tenant reimbursement income	2,637	4,172	(1,535)	(36.8)%
Related party fee income	2,219	—	2,219	100.0%
Other income	1,245	308	937	NM
Total revenues	102,459	108,670	(6,211)	(5.7)%
Expenses:
General and administrative	13,520	21,868	(8,348)	(38.2)%
Property costs (including reimbursable)	4,806	7,780	(2,974)	(38.2)%
Real estate acquisition costs	70	414	(344)	(83.1)%
Interest	23,548	28,051	(4,503)	(16.1)%
Depreciation and amortization	39,942	43,441	(3,499)	(8.1)%
Impairments	1,478	10,074	(8,596)	(85.3)%
Total expenses	83,364	111,628	(28,264)	(25.3)%
Income (loss) from continuing operations before other income and income tax expense	19,095	(2,958)	22,053	NM
Other income:
Gain on debt extinguishment	5,509	7	5,502	NM
(Loss) gain on disposition of assets	(860)	6,884	(7,744)	NM
Preferred dividend income from SMTA	1,250	—	1,250	100.0%
Total other income	5,899	6,891	(992)	(14.4)%
Income from continuing operations before income tax expense	24,994	3,933	21,061	NM
Income tax expense	(177)	(160)	(17)	10.6%
Income from continuing operations	$24,817	$3,773	$21,044	NM
NM - Percentages over 100% are not displayed.

REVENUES
Rentals
Rental revenue from continuing operations for the comparative period decreased, primarily driven by a decrease in contractual rent. Our contractual rental revenue between periods decreased 7.4% as we were a net disposer of income producing real estate over the trailing twelve-month period. During the twelve months ended June 30, 2018, we disposed of 59 properties with a Real Estate Investment Value of $236.4 million, while acquiring five properties with a Real Estate Investment Value of $65.0 million.
Non-cash rentals for the three months ended June 30, 2018 and 2017 were $4.9 million and $6.4 million, respectively. These amounts represent approximately 5.1% and 6.2% of total rental revenue for the three months ended June 30, 2018 and 2017, respectively.
Interest income on loans receivable
The decrease in interest income on loans receivable period-over-period from continuing operations relates to the decrease in outstanding principal on mortgage loans over the trailing twelve-month period, where one mortgage loan collateralized by 26 properties was paid off. This was partially offset by the issuance of a new mortgage loan over the trailing twelve-month period which is collateralized by 11 properties as of June 30, 2018. This activity resulted in a decrease in outstanding principal on mortgage loans receivable of $7.4 million over the comparative periods.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur, which we record on a gross basis. As such, tenant reimbursement income is driven by the tenant reimbursable property costs described below, less an allowance for reimbursable expenses determined to be uncollectible from our tenants.
Related party fee income
In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provide a management team that is responsible for implementing SMTA’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $1.7 million of revenues for the month of June 2018.
Additionally, we provide property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. Therefore, for the month of June 2018 we recognized $0.5 million in revenue under the terms of the Property Management and Servicing Agreement.
Other income
The driver for the increase in other income was the pre-payment penalty income of $1.0 million received in 2018 when one of our mortgage loans receivable, which was collateralized by 26 properties, was paid off prior to its scheduled maturity.
EXPENSES
General and administrative
The period-over-period decrease in general and administrative expenses is primarily due to $11.1 million in severance related costs, comprising $4.2 million of cash compensation and $6.9 million of non-cash compensation, recorded in the three months ended June 30, 2017 following the departure of one executive officer. There were no severance related costs incurred in the current period, but the decrease was partially offset by higher compensation recorded in the three months ended June 30, 2018.
Additionally, there was a decrease in professional fees, primarily legal fees, of $0.8 million and a decrease in bad debt expense of $0.7 million period-over-period. The decrease in bad debt expense was primarily a result of certain properties operated by tenants in the entertainment and movie theater industries for which the rent had been determined to be uncollectible for the three months ended June 30, 2017, whereas there was no bad debt expense recognized in continuing operations for the three months ended June 30, 2018.

Property costs (including reimbursable)
For the three months ended June 30, 2018, property costs were $4.8 million (including $3.6 million of tenant reimbursable expenses) compared to $7.8 million (including $4.4 million of tenant reimbursable expenses) for the same period in 2017. The decrease in non-reimbursable costs of $2.2 million was driven by a decrease in vacant properties and distressed tenants.
Interest
The decrease in interest expense is primarily related to the extinguishment of $327.7 million principal outstanding of Master Trust 2013 and CMBS debt during the twelve months ended June 30, 2018. Additionally, there is no interest expense for the Term Loan for the three months ended June 30, 2018 as the facility was not utilized during this period.
The following table summarizes our interest expense on related borrowings:

	Three Months Ended June 30,
(In Thousands)	2018	2017
Interest expense – Revolving Credit Facility (1)	$2,849	$1,325
Interest expense – Term Loan	—	2,511
Interest expense – Senior Unsecured Notes	3,337	3,338
Interest expense – mortgages and notes payable	6,627	10,482
Interest expense – Convertible Notes	6,128	6,127
Non-cash interest expense:
Amortization of deferred financing costs	2,005	2,095
Amortization of debt discount, net	2,602	2,173
Total interest expense	$23,548	$28,051
(1) Includes facility fees of approximately $0.6 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively.
Depreciation and amortization
During the twelve months ended June 30, 2018, we acquired five properties, representing a Real Estate Investment Value of $65.0 million, and we disposed of 59 properties with a Real Estate Investment Value of $236.4 million. As we were a net disposer during the period (based on Real Estate Investment Value), depreciation and amortization have also decreased period-over-period. The following table summarizes our depreciation and amortization expense:

	Three Months Ended June 30,
(In Thousands)	2018	2017
Depreciation of real estate assets	$32,857	$35,088
Other depreciation	142	139
Amortization of lease intangibles	6,943	8,214
Total depreciation and amortization	$39,942	$43,441
Impairment
Impairment charges for the three months ended June 30, 2018 were $1.5 million. All of the impairment was recorded on properties classified as held for use, made up primarily of six underperforming properties with a tenant in the convenience store industry and one underperforming property with a tenant in the automotive dealer industry.
During the three months ended June 30, 2017, we recorded impairment losses of $10.1 million, of which $8.1 million was recorded on properties classified as held for use, primarily attributable to five vacant properties and four underperforming properties with a tenant in the consumer electronics industry. The remaining $2.0 million of impairment was recorded on held for sale properties, primarily attributable to five vacant properties.
Gain on debt extinguishment
During the three months ended June 30, 2018, we extinguished $22.2 million of mortgage debt related to two defaulted loans on two underperforming properties, resulting in a gain on debt extinguishment of $6.7 million. This was partially offset by the extinguishment of $124.7 million of Master Trust 2013 debt, which resulted in approximately $1.2 million in losses on debt extinguishment.
During the three months ended June 30, 2017, we extinguished $1.9 million of mortgage debt related to one loan and recorded a de minimis gain.
(Loss) gain on disposition of assets
During the three months ended June 30, 2018, we disposed of eight properties and recorded net losses totaling $0.9 million. This included losses of $1.2 million, which were primarily driven by $1.1 million in losses on the sale of two vacant properties. These losses were partially offset by $0.4 million in gains on the sale of two properties operated by tenants in the convenience store and drug store/pharmacy industries, respectively.
For the same period in 2017, we disposed of 34 properties and recorded net gains totaling $6.9 million. There were $10.5 million in gains on the sale of active properties, including:

•	$3.1 million in gains on three properties operated by a tenant in the building materials industry,

•	$2.9 million in gains on three properties operated by a tenant in the restaurants-quick service industry,

•	$1.7 million in gains on three properties operated by a tenant in the drug store/pharmacy industry,

•	$1.6 million in gains on one property operated by a tenant in our other industry, and

•	$1.4 million in gains on three properties operated by a tenant in the automotive services industry.
These gains were partially offset by $3.6 million in losses on the sale of 12 vacant properties.
Preferred dividend income from SMTA
As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the month of June 2018, we recognized preferred dividend income of $1.3 million from these shares.

Results of Continuing Operations
Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

	Six Months Ended June 30,
(In Thousands)	2018	2017	Change	% Change
Revenues:
Rentals	$193,238	$204,299	$(11,061)	(5.4)%
Interest income on loans receivable	1,289	1,527	(238)	(15.6)%
Earned income from direct financing leases	930	1,130	(200)	(17.7)%
Tenant reimbursement income	6,505	7,652	(1,147)	(15.0)%
Related party fee income	2,219	—	2,219	NM
Other income	1,817	559	1,258	100.0%
Total revenues	205,998	215,167	(9,169)	(4.3)%
Expenses:
General and administrative	28,810	34,044	(5,234)	(15.4)%
Property costs (including reimbursable)	10,357	14,013	(3,656)	(26.1)%
Real estate acquisition costs	117	674	(557)	(82.6)%
Interest	46,601	55,857	(9,256)	(16.6)%
Depreciation and amortization	80,636	87,316	(6,680)	(7.7)%
Impairments	4,975	37,957	(32,982)	(86.9)%
Total expenses	171,496	229,861	(58,365)	(25.4)%
Income (loss) from continuing operations before other income and income tax expense	34,502	(14,694)	49,196	NM
Other income:
Gain (loss) on debt extinguishment	27,092	(23)	27,115	NM
Gain on disposition of assets	391	11,897	(11,506)	(96.7)%
Preferred dividend income from SMTA	1,250	—	1,250	100.0%
Total other income	28,733	11,874	16,859	NM
Income (loss) from continuing operations before income tax expense	63,235	(2,820)	66,055	NM
Income tax expense	(340)	(277)	(63)	22.7%
Income (loss) from continuing operations	$62,895	$(3,097)	$65,992	NM
NM - Percentages over 100% are not displayed.
REVENUES
Rentals
Rental revenue from continuing operations for the comparative period decreased, primarily driven by a decrease in contractual rent. Our contractual rental revenue between periods decreased 7.0% as we were a net disposer of income producing real estate over the trailing twelve-month period. During the twelve months ended June 30, 2018, we disposed of 59 properties with a Real Estate Investment Value of $236.4 million, while acquiring five properties with a Real Estate Investment Value of $65.0 million.
Non-cash rentals for the six months ended June 30, 2018 and 2017 were $10.1 million and $13.3 million, respectively. These amounts represent 5.2% and 6.5% of total rental revenue for the six months ended June 30, 2018 and 2017, respectively.
Interest income on loans receivable
The decrease in interest income on loans receivable period-over-period from continuing operations relates to the decrease in outstanding principal on mortgage loans over the trailing twelve-month period, where one mortgage loan collateralized by 26 properties was paid off. This was partially offset by the issuance of a new mortgage loan over the trailing twelve-month period which is collateralized by 11 properties as of June 30, 2018. This activity resulted in a decrease in outstanding principal on mortgage loans receivable of $7.4 million over the comparative periods.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur, which we record on a gross basis. As such, tenant reimbursement income is driven by the tenant reimbursable property costs described below, less an allowance for reimbursable expenses determined to be uncollectible from our tenants.
Related party fee income
In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provide a management team that is responsible for implementing SMTA’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $1.7 million of revenues for the month of June 2018.
Additionally, we provide property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. Therefore, for the month of June 2018 we recognized $0.5 million in revenue under the terms of the Property Management and Servicing Agreement.
Other income
The driver for the increase in other income was the pre-payment penalty income of $1.0 million received in 2018 when one of our mortgage loans receivable, which was collateralized by 26 properties, was paid off prior to its scheduled maturity.
EXPENSES
General and administrative
The period-over-period decrease in general and administrative expenses is primarily due to $11.1 million in severance related costs, comprising $4.2 million of cash compensation and $6.9 million of non-cash compensation, recorded in the six months ended June 30, 2017 following the departure of one executive officer. This decrease was partially offset by $3.9 million of severance related costs, comprised of $2.1 million of cash compensation and $1.8 million of non-cash compensation, following the departure of two executive officers and higher compensation recorded in the six months ended June 30, 2018.
Additionally, there was a decrease in professional fees, primarily legal fees, of $1.6 million and a decrease in bad debt expense of $1.0 million period-over-period. The decrease in bad debt expense was primarily a result of certain properties operating by tenants in the entertainment and movie theater industries for which the rent had been determined to be uncollectible for the six months ended June 30, 2017, whereas there was no bad debt expense recognized in continuing operations for the six months ended June 30, 2018.
Property costs (including reimbursable)
For the six months ended June 30, 2018, property costs were $10.4 million (including $8.0 million of tenant reimbursable expenses) compared to $14.0 million (including $8.3 million of tenant reimbursable expenses) for the same period in 2017. The decrease in non-reimbursable costs of $3.3 million was driven by a decrease non-reimbursable property taxes on vacant properties as a reduction in total vacancies, as well as a decrease in non-reimbursable property taxes on operating properties as a result of fewer tenant credit issues.
Interest
The decrease in interest expense is primarily related to the extinguishment of $327.7 million principal outstanding of Master Trust 2013 and CMBS debt during the twelve months ended June 30, 2018. Additionally, there is no interest expense for the Term Loan for the six months ended June 30, 2018 as the facility was not utilized during this period.

The following table summarizes our interest expense on related borrowings:

	Six Months Ended June 30,
(In Thousands)	2018	2017
Interest expense – Revolving Credit Facility (1)	$4,200	$2,557
Interest expense – Term Loan	—	4,757
Interest expense – Senior Unsecured Notes	6,675	6,675
Interest expense – mortgages and notes payable	14,197	21,270
Interest expense – Convertible Notes	12,255	12,255
Non-cash interest expense:
Amortization of deferred financing costs	4,109	4,169
Amortization of debt discount, net	5,165	4,174
Total interest expense	$46,601	$55,857
(1) Includes facility fees of approximately $1.1 million for both the six months ended June 30, 2018 and June 30, 2017.
Depreciation and amortization
During the twelve months ended June 30, 2018, we acquired 5 properties, representing a Real Estate Investment Value of $65.0 million, and we disposed of 59 properties with a Real Estate Investment Value of $236.4 million. As we were a net disposer during the period (based on Real Estate Investment Value), depreciation and amortization have also decreased period-over-period. The following table summarizes our depreciation and amortization expense:

	Six Months Ended June 30,
(In Thousands)	2018	2017
Depreciation of real estate assets	$66,176	$70,428
Other depreciation	283	277
Amortization of lease intangibles	14,177	16,611
Total depreciation and amortization	$80,636	$87,316
Impairment
Impairment charges for the six months ended June 30, 2018 were $5.0 million. $4.6 million of the impairment was recorded on properties classified as held for use, made up primarily of six underperforming properties with a tenant in the convenience store industry, and three underperforming properties with tenants in the grocery, drug store/pharmacy, and automotive dealer industries, respectively. The remaining $0.4 million of impairment was recorded on two held for sale properties.
During the six months ended June 30, 2017, we recorded impairment losses of $38.0 million. $26.9 million of the impairment was recorded on properties classified as held for use, made up primarily of ten vacant properties, four underperforming properties with a tenant in the consumer electronics industry, and one underperforming property with a tenant in the general merchandise industry. The remaining $11.1 million of impairment was recorded on held for sale properties, made up primarily of nine vacant properties.
Gain (loss) on debt extinguishment
During the six months ended June 30, 2018, we extinguished $56.2 million of mortgage debt related to six defaulted loans on six underperforming properties, resulting in a gain on debt extinguishment of $27.9 million and sold our retained notes in Master Trust 2014 Series 2014-2 for a gain of $0.5 million. These gains were partially offset by the extinguishment of $127.3 million of Master Trust 2013 debt, which resulted in approximately $1.3 million in losses on debt extinguishment.
During the six months ended June 30, 2017, we extinguished $51.2 million of mortgage debt related to two loans and recorded a de minimis loss.

Gain on disposition of assets
During the six months ended June 30, 2018, we disposed of 17 properties and recorded net gains totaling $0.4 million. These gains were primarily driven by $1.4 million in gains on the sale of three properties operated by tenants in the convenience store industries and $0.2 million in gains on the sale of one property operated by a tenant in the drug store/pharmacy industry. These gains were partially offset by $1.1 million in losses on the sale of two vacant properties.
For the same period in 2017, we disposed of 74 properties and recorded net gains totaling $11.9 million. There were $18.4 million in gains on the sale of active properties, including:

•	$4.5 million in gains on one property operated by a tenant in the apparel industry,

•	$3.6 million in gains on five properties operated by a tenant in the drug store/pharmacy industry,

•	$3.1 million in gains on three properties operated by a tenant in the building materials industry,

•	$2.9 million in gains on three properties operated by a tenant in the restaurants-quick service industry,

•	$1.6 million in gains on one property operated by a tenant in our other industry, and

•	$1.4 million in gains on three properties operated by a tenant in the automotive services industry.
These gains were partially offset by $6.5 million in losses on the sale of 46 vacant properties.
Preferred dividend income from SMTA
As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the month of June 2018, we recognized preferred dividend income of $1.3 million from these shares.

Property Portfolio Information
PROPERTY PORTFOLIO DIVERSIFICATION

1,458	99.6%	49	250	32
Properties	Occupancy	States	Tenants	Industries
Diversification By Tenant
Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of June 30, 2018:

Tenant	Number of Properties	Square Feet (in thousands)	Percent of Contractual Rent

Walgreen Company	41	600	3.8%
Church's Chicken (Cajun Global, LLC)	170	243	3.5
Circle K (Alimentation Couche-Tard, Inc.)	82	248	3.2
The Home Depot, Inc.	7	821	3.0
CVS Caremark Corporation	36	446	2.6
GPM Investments, LLC	105	272	2.4
Albertsons (AB Acquisition, LLC)	16	734	2.0
PetSmart, Inc.	4	1,016	1.7
Ferguson Enterprises, Inc.	7	1,003	1.7
BJ's Wholesale Club, Inc.	4	475	1.6
Other	980	20,448	74.5
Vacant	6	1,008	—
Total	1,458	27,314	100.0%
(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.
Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of June 30, 2018:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Retail	1,391	20,212	85.0%
Industrial	27	5,553	8.0%
Office	37	1,120	5.4%
Data Centers	3	429	1.6%
Total	1,458	27,314	100.0%

Diversification By Industry
Industry concentration represents the industry's contribution to Contractual Rent of our owned real estate properties as of June 30, 2018:

Tenant Industry	Industry Category	Number of Owned Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Convenience Stores	Service	312	963	10.8%
Restaurants - Quick Service	Service	332	686	7.6
Drug Stores / Pharmacies	Service	89	1,204	7.4
Restaurants - Casual Dining	Service	101	725	6.2
Movie Theaters	Service	32	1,636	5.9
Grocery	Retail	42	1,940	5.6
Health and Fitness	Service	30	1,213	4.8
Home Improvement	Retail	14	1,653	4.4
Specialty Retail	Retail	62	1,682	4.1
Medical Office	Service	36	621	4.1
Home Furnishings	Retail	19	1,869	3.8
Entertainment	Service	21	812	3.1
Manufacturing	Industrial	13	1,875	2.9
Professional Services	Service	6	685	2.6
Car Washes	Service	35	183	2.5
Warehouse Clubs/Supercenters	Retail	9	883	2.4
Automotive Services	Service	54	419	2.2
Sporting Goods	Retail	13	667	2.1
Building Materials	Retail	9	1,047	1.8
Dollar Stores	Retail	69	707	1.8
Pet Supplies & Services	Retail	4	1,016	1.7
Education	Service	37	390	1.7
Distribution	Industrial	6	675	1.7
Automotive Dealers	Retail	10	308	1.6
Automotive Parts	Retail	54	383	1.5
Office Supplies	Retail	17	458	1.2
General Merchandise	Retail	6	483	1.0
Apparel	Retail	4	477	1.0
Travel Plaza	Service	3	48	0.8
Other	Other	6	244	0.8
Consumer Electronics	Retail	4	188	0.6
Discount Retailer	Retail	3	166	0.3
Vacant		6	1,008	—
Total		1,458	27,314	100.0%

Diversification By Geography
Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of June 30, 2018:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	231	3,016	12.2%	Mississippi	30	295	1.3
Florida	106	1,261	7.9	Nevada	2	934	1.2
Georgia	106	1,484	6.9	Kansas	16	397	1.1
California	23	1,248	5.6	Idaho	11	236	1.0
Ohio	75	1,002	4.8	Louisiana	17	189	1.0
Illinois	37	1,295	4.2	Connecticut	5	686	1.0
Tennessee	51	1,133	3.6	Maryland	7	201	1.0
Arizona	39	639	3.5	Iowa	11	186	0.9
Michigan	72	913	3.4	Utah	5	577	0.8
Missouri	54	939	3.2	Washington	7	114	0.7
South Carolina	28	535	2.7	North Dakota	4	228	0.6
Virginia	43	1,149	2.7	Maine	24	63	0.6
Alabama	74	512	2.6	Oregon	4	144	0.6
North Carolina	48	852	2.5	Montana	3	152	0.5
Colorado	21	795	2.4	Massachusetts	2	131	0.5
Minnesota	24	764	2.3	Wisconsin	7	137	0.4
New York	24	704	2.0	Rhode Island	3	95	0.3
Kentucky	31	448	2.0	West Virginia	10	64	0.3
Indiana	35	472	2.0	Nebraska	5	136	0.2
New Mexico	26	440	1.9	U.S. V.I.	1	38	0.2
Oklahoma	49	412	1.5	Wyoming	1	35	0.1
New Jersey	11	590	1.5	Alaska	4	13	0.1
New Hampshire	16	640	1.4	South Dakota	1	20	0.1
Pennsylvania	19	709	1.3	Delaware	1	5	0.1
Arkansas	33	283	1.3	Vermont	1	3	*

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of June 30, 2018. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 9.6 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Contractual Rent Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Contractual Rent

Remainder of 2018	7	$3,052	422	0.8%
2019	26	7,641	617	2.1
2020	35	12,378	1,011	3.4
2021	116	30,764	2,406	8.5
2022	44	20,147	1,825	5.6
2023	110	36,050	3,760	9.9
2024	20	12,639	1,113	3.5
2025	37	17,083	1,258	4.7
2026	77	22,344	1,683	6.2
2027	120	34,538	2,471	9.5
2028 and thereafter	860	166,310	9,740	45.8
Vacant	6	—	1,008	—
Total owned properties	1,458	$362,946	27,314	100.0%
(1) Contractual Rent for properties owned at June 30, 2018 multiplied by twelve.
Liquidity and Capital Resources
SHARE REPURCHASE PROGRAM
In May 2018, our Board of Directors approved a new stock repurchase program, which authorizes the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with new proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources, including debt. As of June 30, 2018, no shares have been repurchased under this new program.
In August 2017, our Board of Directors approved a stock repurchase program, which authorized the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. During the three and six months ended June 30, 2018, and prior to the SMTA Spin-Off, 8.1 million and 21.2 million shares, respectively, of the Company's common stock have been repurchased in open market transactions under the stock repurchase program at a weighted average price of $7.93 and $7.90, respectively, per share. Fees associated with the three and six month repurchases, of $241.8 thousand and $543.0 thousand, respectively, are included in accumulated deficit on the consolidated balance sheets.
As of June 30, 2018, 30.7 million shares of our common stock have been repurchased in open market transactions since the authorization of the August 2017 stock repurchase program, at a weighted average price of $8.14 per share, and no additional capacity remains under this stock repurchase program. There were fees of $733.1 thousand associated with these repurchases.
SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES
On a short-term basis, our principal demands for funds will be for operating expenses, including financing of acquisitions,

distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities and borrowings under the Revolving Credit Facility and Term Loan. As of June 30, 2018, available liquidity was comprised of $453.5 million of borrowing capacity under the Revolving Credit Facility and $420.0 million under the Term Loan, $18.4 million in restricted cash and restricted cash equivalents and $9.3 million in cash and cash equivalents.
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
We continually evaluate financing alternatives and believe that we can obtain financing on reasonable terms. However, we cannot be sure that we will have access to the capital markets at times and on terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions, the payment of tenant improvements, operating expenses, debt service payments and distributions to our stockholders.
DESCRIPTION OF CERTAIN DEBT
The following descriptions of debt should be read in conjunction with Note 4 to the consolidated financial statements herein.
Revolving Credit Facility
As of June 30, 2018, the aggregate gross commitment under the Revolving Credit Facility was $800.0 million, which may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The Revolving Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuances of letters of credit. Swing-line loans and letters of credit reduce availability under the Revolving Credit Facility on a dollar-for-dollar basis. The Revolving Credit Facility has an initial maturity of March 31, 2019, which is extendable for one year at our option, subject to the satisfaction of certain conditions.
The Operating Partnership may voluntarily prepay the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the Revolving Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). As of June 30, 2018, there were no subsidiaries that met this requirement.
As of June 30, 2018, the Revolving Credit Facility bore interest at 1-Month LIBOR plus 1.25%, with $346.5 million in borrowings outstanding, and a ratings-based facility fee in the amount of $550,000 per quarter. As of June 30, 2018, there were no swing-line loans or letters of credit outstanding.
Term Loan
As of June 30, 2018, there was no outstanding balance on the Term Loan. The borrowing capacity under the Term Loan was $420.0 million and may be increased up to $600.0 million by exercising an accordion feature, subject to obtaining additional lender commitments. The Term Loan has an initial maturity date of November 2, 2018, which may be extended at our option pursuant to two one-year extension options, subject to the satisfaction of certain conditions.
Borrowings may be repaid without premium or penalty, and may be re-borrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve-month period.
Senior Unsecured Notes
The Senior Unsecured Notes of the Operating Partnership have an aggregate principal amount of $300.0 million and are guaranteed by the Company. The Senior Unsecured Notes accrue interest at a rate of 4.45% per year, payable on March 15 and September 15 with a final maturity date of September 15, 2026.
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
Master Trust Notes
The Master Trust Notes are an asset-backed securitization platform through which we raise capital by issuing non-recourse net lease mortgage notes collateralized by commercial real estate, net leases and mortgage loans. The commercial real estate is managed by the Company in our capacity as property manager. Rental and mortgage receipts are deposited with the indenture trustee, who first utilizes these funds to satisfy the debt service requirements on the notes and any fees and costs of administration of the Master Trust Notes. Any remaining funds are remitted to the issuers on the monthly note payment date.
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans in the Collateral Pools. Proceeds from the sale of the assets are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At June 30, 2018, $7.4 million was held on deposit with the indenture trustees and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.
On May 21, 2018, the Company retired $123.1 million of Master Trust 2013 Series 2013-1 Class A notes. There was no make-whole payment associated with the redemption of these notes. During the six months ended June 30, 2018 there were $15.2 million in prepayments on Master Trust 2013 Series 2013-2 Class A notes with $934 thousand in associated make-whole payments.
As of June 30, 2018, the Maser Trust 2013 notes were secured by 269 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Company. The outstanding series of Master Trust Notes was rated investment grade as of June 30, 2018.
The Master Trust 2013 notes as of June 30, 2018 are summarized below (dollars in thousands):

	Stated Rates (1)	Maturity	June 30, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2013-1 Class A			$—	$125,000
Series 2013-2 Class A	5.3%	5.5	170,154	187,704
Total Master Trust 2013 notes	5.3%	5.5	170,154	312,704
Debt discount, net			—	—
Deferred financing costs, net			(4,588)	(6,021)
Total Master Trust 2013 notes, net			$165,566	$306,683
(1) Represents the individual series stated interest rate as of June 30, 2018 and the weighted average stated rate of the total Master Trust Notes, based on the collective series outstanding principal balances as of June 30, 2018.
CMBS
As of June 30, 2018, we had seven fixed-rate CMBS loans with $276.1 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.51% and a weighted-average maturity of 5.0 years. Approximately 71% of this debt is partially amortizing and requires a balloon payment at maturity. These balances include one CMBS fixed-rate loan that is in default, discussed further below.

The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans, excluding the one defaulted loan and the property securing it, as of June 30, 2018 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total

Remainder of 2018	—	—	—	—%	$1,859	$—	$1,859
2019	—	—	—	—	3,905	—	3,905
2020	—	—	—	—	4,100	—	4,100
2021	—	—	—	—	4,365	—	4,365
2022	1	12	4.67%	4.67%	4,617	42,400	47,017
Thereafter	5	88	5.23% - 6.00%	5.48%	7,274	197,980	205,254
Total	6	100		5.35%	$26,120	$240,380	$266,500
CMBS Liquidity Matters
As of June 30, 2018, we are in default on one CMBS fixed-rate loan due to the underperformance of the property securing the loan. The aggregate principal balance under the defaulted loan was $9.6 million, including $2.9 million of accrued interest. We believe the value of the one property is less than the related debt. As a result, we have notified the special servicer for this loan that we anticipate either surrendering the associated property or selling it in exchange for relieving the indebtedness of our special purpose borrower.
The following table provides key elements of the defaulted mortgage loans as of June 30, 2018 (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized interest (1)	Total Debt Outstanding	Stated Rate	Default Rate	Accrued Interest (1)

Manufacturing	1	$712	$—	$6,734	$2,890	$9,624	5.85%	9.85%	$79
(1) Interest capitalized to principal that remains unpaid.
Related Party Mortgage Loans Payable
Wholly-owned subsidiaries of Spirit are the borrower on four mortgage loans payable held by SMTA and secured by six single-tenant commercial properties owned by the Company. In total, these mortgage notes had outstanding principal of $29.4 million at June 30, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheet. As of June 30, 2018, these mortgage notes have a weighted average stated interest rate of 1.0%, a weighted average term of 9.4 years and are eligible for early repayment without penalty.
Convertible Notes
The Convertible Notes are comprised of two series of notes: $402.5 million aggregate principal amount of 2.875% convertible notes maturing on May 15, 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. As of June 30, 2018, the carrying amount of the Convertible Notes was $722.8 million, net of discounts (primarily consisting of the value of the embedded conversion feature) and unamortized deferred financing costs.
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
The conversion rate for each series of the Convertible Notes is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of June 30, 2018, the conversion rate was 87.013 per $1,000 principal note. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.
DEBT MATURITIES
Future principal payments due on our various types of debt outstanding as of June 30, 2018 (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter

Revolving Credit Facility (1)	$346,500	$—	$346,500	$—	$—	$—	$—
Senior Unsecured Notes	300,000	—	—	—	—	—	300,000
Master Trust Notes	170,154	2,300	4,788	5,055	5,333	5,629	147,049
CMBS (2)	276,124	11,481	3,905	4,100	4,365	47,017	205,256
Related Party Mortgages	29,368	1,478	2,979	3,009	3,039	3,069	15,794
Convertible Notes	747,500	—	402,500	—	345,000	—	—
	$1,869,646	$15,259	$760,672	$12,164	$357,737	$55,715	$668,099
(1) The Revolving Credit Facility is extendible for one year at the borrower's option.
(2) The CMBS payment balance in 2018 includes $6.7 million of principal and $2.9 million of capitalized interest, for the one defaulted CMBS fixed-rate loan with a stated maturity in 2018.
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
Cash Flows
The following table presents a summary of our cash flows for the six months ended June 30, 2018 and June 30, 2017, respectively:

	Six Months Ended June 30,
	2018	2017	Change
	(in Thousands)
Net cash provided by operating activities	$160,411	$201,387	$(40,976)
Net cash used in investing activities	(14,346)	(3,293)	(11,053)
Net cash used in financing activities	(233,114)	(171,471)	(61,643)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(87,049)	$26,623	$(113,672)
As of June 30, 2018, we had $27.7 million of cash, cash equivalents and restricted cash as compared to $114.7 million as of December 31, 2017 and $63.5 million as of June 30, 2017.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The decrease in net cash provided by operating activities was primarily attributable to:

•	a decrease in cash revenue of $4.6 million,

•	a decrease in operating assets and liabilities of $13.6 million, and

•	an increase in transaction costs of $19.5 million.
This decrease was partially offset by:

•
a decrease in compensation and benefit expenses, primarily due to $4.2 million of cash severance charges during the six months ended June 30, 2017, compared to $2.1 million of cash severance charges incurred during the six months ended June 30, 2018,

•	a decrease in cash interest expense of $10.2 million, and

•	a decrease in property costs of $3.3 million, primarily due to a reduction in vacant properties.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the six months ended June 30, 2018 included $18.1 million for the acquisition of five properties, $21.1 million of capitalized real estate expenditures, and $35.5 million for investments in loans receivable. These outflows were partially offset by $37.6 million in proceeds from the disposition of 40 properties and $22.8 million in collections of principal on loans receivable.
During the same period in 2017, net cash used in investing activities primarily consisted of $218.1 million for the acquisition of 35 properties and $23.3 million of capitalized real estate expenditures. These outflows were mostly offset by $239.1 million in proceeds from the disposition of 105 properties.
Financing Activities
Generally, our net cash used in financing activities is impacted by our borrowings under our Revolving Credit Facility and Term Loan, issuances of net-lease mortgage notes, common stock offerings and repurchases and dividend payments on our common and preferred stock.
Net cash used in financing activities during the six months ended June 30, 2018 was primarily attributable to common stock share repurchases totaling $169.8 million, payment of dividends to equity owners of $164.7 million, the transfer of $73.1 million in cash, cash equivalents and restricted cash to SMTA in conjunction with the Spin-Off and the net repayment of $60.6 million on mortgages and notes payable, partially offset by net borrowings of $234.5 million under our Revolving Credit Facility.
During the same period in 2017, net cash used in financing activities was primarily attributable to common stock repurchases of $203.8 million and the payment of dividends to equity owners of $174.7 million. These amounts were partially offset by net borrowings under our Revolving Credit Facility of $234.0 million.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 2 to the consolidated financial statements herein.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$14,576	$23,206	$42,706	$36,035
Add/(less):
Portfolio depreciation and amortization	53,838	64,081	115,814	128,936
Portfolio impairments	1,349	15,996	15,918	50,372
Realized losses (gains) on sales of real estate	(722)	(15,273)	(117)	(31,490)
Total adjustments to net income	54,465	64,804	131,615	147,818

FFO attributable to common stockholders	$69,041	$88,010	$174,321	$183,853
Add/(less):
(Gain) loss on debt extinguishment	(5,401)	(8)	(26,729)	22
Real estate acquisition costs	408	424	456	577
Transaction costs	16,033	485	19,965	485
Non-cash interest expense	6,263	5,665	13,804	11,127
Accrued interest and fees on defaulted loans	295	899	851	1,573
Straight-line rent, net of related bad debt expense	(4,187)	(4,763)	(8,644)	(10,209)
Other amortization and non-cash charges	(89)	(760)	(694)	(1,705)
Non-cash compensation expense (1)	4,739	9,194	9,105	11,438
Total adjustments to FFO	18,061	11,136	8,114	13,308

AFFO attributable to common stockholders	$87,102	$99,146	$182,435	$197,161

Dividends declared to common stockholders (2)	$77,143	$82,422	$155,724	$169,544
Net income per share of common stock
Basic	$0.03	$0.05	$0.10	$0.07
Diluted	$0.03	$0.05	$0.10	$0.07
FFO per share of common stock
Diluted	$0.16	$0.18	$0.40	$0.38
AFFO per share of common stock
Diluted	$0.20	$0.21	$0.42	$0.41
AFFO per share of common stock, excluding severance charges
Diluted	$0.20	$0.22	$0.42	$0.42
Weighted average shares of common stock outstanding:
Basic	428,134,240	479,102,268	436,458,588	480,845,051
Diluted	429,018,934	479,102,268	437,016,151	480,845,051
(1) Included in G&A balance for the six months ended June 30, 2018 is $3.9 million of severance-related costs, comprised of $2.1 million of cash compensation and $1.8 million of non-cash compensation related to the acceleration of Restricted Stock and Performance Share Awards in connection with the departure of two executive officers.
(2) For the three months ended June 30, 2018 and 2017, dividends paid to unvested restricted stockholders of $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2018 and 2017, dividends paid to unvested restricted stockholders of $0.7 million and $0.4 million, respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre - Leverage
The following provides a calculation of adjusted debt and a reconciliation of EBITDAre and annualized adjusted EBITDAre (dollars in thousands):

June 30,
2018	2017
(Unaudited)
Revolving Credit Facility	$346,500	$320,000
Term Loan, net	—	418,880
Unsecured Senior Notes, net	295,542	295,135
Mortgages and notes payable, net	467,334	2,103,425
Convertible Notes, net	722,756	709,183
1,832,132	3,846,623
Add/(less):
Unamortized debt discount, net	20,042	46,687
Unamortized deferred financing costs	17,472	33,132
Cash and cash equivalents	(9,289)	(11,246)
Restricted cash balances held for the benefit of lenders	(18,369)	(52,277)
Total adjustments	9,856	16,296
Adjusted Debt	$1,841,988	$3,862,919

Three Months Ended June 30,
2018	2017
(Unaudited)
Net income	$17,164	$23,206
Add/(less):
Interest	42,056	46,826
Depreciation and amortization	53,980	64,220
Income tax expense	203	265
Realized loss (gain) on sales of real estate	(722)	(15,273)
Impairments on real estate assets	1,349	15,996
Total adjustments	96,866	112,034
EBITDAre	$114,030	$135,240
Add/(less):
Other costs in general and administrative associated with Spin-off	1,392	—
Transaction costs	16,033	485
Real estate acquisition costs	408	424
(Gain) loss on debt extinguishment	(5,401)	(8)
Total adjustments to EBITDAre	12,432	901
Adjusted EBITDAre	$126,462	$136,141
Annualized Adjusted EBITDAre (1)	$505,848	$544,564

Adjusted Debt / Annualized Adjusted EBITDAre	3.6	x	7.1	x

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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of June 30, 2018, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of June 30, 2018, $1.5 billion of our indebtedness was fixed-rate, consisting of our Master Trust Notes, fixed-rate CMBS and mortgage loans, Senior Unsecured Notes and Convertible Notes, with a weighted average stated interest rate of 4.09%, excluding amortization of deferred financing costs and debt discounts/premiums. As of June 30, 2018, $346.5 million of our indebtedness was variable-rate, consisting of our Revolving Credit Facility with a stated interest rate of 3.32%. If one-month LIBOR as of June 30, 2018 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $346.5 million outstanding under the Revolving Credit Facility would impact our future earnings and cash flows by $3.5 million.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of June 30, 2018 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Revolving Credit Facility	$346,500	$346,470
Term Loan, net (1)	—	—
Senior Unsecured Notes, net (1)	295,542	289,236
Mortgages and notes payable, net (1)	467,334	495,046
Convertible Notes, net (1)	722,756	750,624
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures
SPIRIT REALTY CAPITAL, INC.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2018 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.
SPIRIT REALTY, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2018 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarized the repurchases of the Company's equity securities during the second quarter of 2018 :

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
April 1 - 30, 2018	8,061,192	$7.93	8,061,192	$250,000,000
May 1 - 31, 2018	—	—	—	250,000,000
June 1 - 30, 2018	—	—	—	250,000,000
Total	8,061,192	$7.93	8,061,192	$250,000,000
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description

2.1
Separation and Distribution Agreement by and between Spirit Realty Capital, Inc. and Spirit MTA REIT, dated as of May 21, 2018 filed as Exhibit 2.1 to the Company's Form 8-K on May 24, 2018 and incorporated herein by reference.

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

10.1
First Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jay Young, dated as of April 3, 2018 filed as Exhibit 10.1 of the Company's Form 8-K on April 5, 2018 and incorporated herein by reference.

10.2
Employment Agreement among Spirit Realty Capital, Inc. and Kenneth Heimlich, dated as of April 3, 2018 filed as Exhibit 10.2 of the Company's Form 8-K on April 5, 2018 and incorporated herein by reference.

10.3
Tax Matters Agreement by and between Spirit Realty Capital, Inc. and Spirit MTA REIT, dated as of May 31, 2018 filed as Exhibit 10.2 of the Company's Form 8-K on June 6, 2018 and incorporated herein by reference.

10.4
Insurance Sharing Agreement between Spirit Realty L.P. and Spirit MTA REIT, dated as of May 31, 2018 filed as Exhibit 10.3 of the Company's Form 8-K on June 6, 2018 and incorporated herein by reference.

10.5
Registration Rights Agreement between Spirit Realty L.P. and Spirit MTA REIT, dated as of May 31, 2018 filed as Exhibit 10.4 of the Company's Form 8-K on June 6, 2018 and incorporated herein by reference.

10.6*	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT, dated May 31, 2018.

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
Date: August 8, 2018