Form 10-Q
period 2018-09-30
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2018-11-09
CIK 1308606, 1703181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
As of November 7, 2018, there were 428,476,552 shares of common stock, par value $0.01, of Spirit Realty Capital, Inc. outstanding.

Explanatory Note
This report combines the quarterly reports on Form 10-Q for the three and nine months ended ended September 30, 2018 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
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

SPIRIT REALTY CAPITAL, INC.

GLOSSARY

2017 Tax Legislation	Tax Cuts and Jobs Act
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
AFFO	Adjusted Funds From Operations. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Company may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Collateral Pools	Pools of collateral assets that are pledged to the indenture trustee for the benefit of the noteholders and secure obligations of issuers under Master Trust 2013 and Master Trust 2014
Company	The Corporation and its consolidated subsidiaries
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
EBITDAre
EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014
Master Trust Notes	Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$1,629,509	$1,598,355
Buildings and improvements	3,100,749	2,989,451
Total real estate investments	4,730,258	4,587,806
Less: accumulated depreciation	(589,599)	(503,568)
	4,140,659	4,084,238
Loans receivable, net	52,001	78,466
Intangible lease assets, net	302,954	306,252
Real estate assets under direct financing leases, net	24,809	24,865
Real estate assets held for sale, net	43,601	20,469
Net investments	4,564,024	4,514,290
Cash and cash equivalents	7,578	8,792
Deferred costs and other assets, net	112,149	121,949
Investment in Master Trust 2014	33,558	—
Preferred equity investment in SMTA	150,000	—
Goodwill	225,600	225,600
Assets related to SMTA Spin-Off	—	2,392,880
Total assets	$5,092,909	$7,263,511

Liabilities and stockholders’ equity
Liabilities:
Revolving Credit Facility	$157,000	$112,000
Term Loan, net	419,920	—
Senior Unsecured Notes, net	295,654	295,321
Mortgages and notes payable, net	465,433	589,644
Convertible Notes, net	726,261	715,881
Total debt, net	2,064,268	1,712,846
Intangible lease liabilities, net	123,613	130,574
Accounts payable, accrued expenses and other liabilities	99,670	131,642
Liabilities related to SMTA Spin-Off	—	1,968,840
Total liabilities	2,287,551	3,943,902
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both September 30, 2018 and December 31, 2017	166,177	166,193
Common stock, $0.01 par value, 750,000,000 shares authorized: 428,478,845 and 448,868,269 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4,285	4,489
Capital in excess of common stock par value	4,989,804	5,193,631
Accumulated deficit	(2,354,908)	(2,044,704)
Total stockholders’ equity	2,805,358	3,319,609
Total liabilities and stockholders’ equity	$5,092,909	$7,263,511
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rentals	$97,311	$103,523	$290,549	$307,822
Interest income on loans receivable	1,121	865	2,410	2,392
Earned income from direct financing leases	465	483	1,395	1,613
Tenant reimbursement income	3,516	3,270	10,021	10,922
Related party fee income	6,750	—	8,969	—
Other income	481	580	2,298	1,139
Total revenues	109,644	108,721	315,642	323,888
Expenses:
General and administrative	11,033	12,712	39,843	46,789
Property costs (including reimbursable)	5,172	5,180	15,529	19,193
Real estate acquisition costs	26	177	143	851
Interest	24,784	29,948	71,385	85,805
Depreciation and amortization	40,379	43,318	121,015	130,634
Impairments	1,279	22,301	6,254	60,258
Total expenses	82,673	113,636	254,169	343,530
Income (loss) from continuing operations before other income and income tax expense	26,971	(4,915)	61,473	(19,642)
Other income:
Gain on debt extinguishment	—	1,792	27,092	1,769
Gain on disposition of assets	436	10,089	827	21,986
Preferred dividend income from SMTA	3,750	—	5,000	—
Total other income	4,186	11,881	32,919	23,755
Income from continuing operations before income tax expense	31,157	6,966	94,392	4,113
Income tax expense	(135)	(144)	(475)	(421)
Income from continuing operations	31,022	6,822	93,917	3,692
(Loss) income from discontinued operations	(966)	(1,500)	(15,979)	37,665
Net income and total comprehensive income	$30,056	$5,322	$77,938	$41,357
Dividends paid to preferred stockholders	(2,588)	—	(7,764)	—
Net income attributable to common stockholders	$27,468	$5,322	$70,174	$41,357

Net income per share attributable to common stockholders - basic:
Continuing operations	$0.06	$0.01	$0.20	$0.01
Discontinued operations	—	—	(0.04)	0.08
Net income per share attributable to common stockholders - basic	$0.06	$0.01	$0.16	$0.09

Net income per share attributable to common stockholders - diluted
Continuing operations	$0.06	$0.01	$0.20	$0.01
Discontinued operations	—	—	(0.04)	0.08
Net income per share attributable to common stockholders - diluted	$0.06	$0.01	$0.16	$0.09

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares of common stock outstanding:
Basic	426,678,579	456,671,617	433,162,760	472,698,692
Diluted	427,890,152	456,671,617	433,940,701	472,698,692

Dividends declared per common share issued	$0.1250	$0.1800	$0.4850	$0.5400
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Data)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
Balances, December 31, 2017	6,900,000	$166,193	448,868,269	$4,489	$5,193,631	$(2,044,704)	$3,319,609
Net income	—	—	—	—	—	77,938	77,938
Dividends declared on preferred stock	—	—	—	—	—	(7,764)	(7,764)
Net income available to common stockholders		—		—	—	70,174	70,174
Dividends declared on common stock	—	—	—	—	—	(209,270)	(209,270)
Tax withholdings related to net stock settlements	—	—	(285,378)	(3)	—	(2,344)	(2,347)
Repurchase of common shares	—	—	(21,222,257)	(212)	—	(167,953)	(168,165)
SMTA dividend distribution	—	—	—	—	(216,005)	—	(216,005)
Issuance of preferred shares, net	—	(16)	—	—	—	—	(16)
Stock-based compensation, net	—	—	1,118,211	11	12,178	(811)	11,378
Balances, September 30, 2018	6,900,000	$166,177	428,478,845	$4,285	$4,989,804	$(2,354,908)	$2,805,358
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$77,938	$41,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,476	192,887
Impairments	17,197	88,109
Amortization of deferred financing costs	7,442	7,274
Amortization of debt discounts	10,888	9,663
Stock-based compensation expense	12,189	13,778
Gain on debt extinguishment	(26,729)	(1,770)
Gain on dispositions of real estate and other assets	(553)	(40,197)
Non-cash revenue	(14,239)	(20,642)
Bad debt expense and other	1,596	4,902
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(5,681)	(1,684)
Accounts payable, accrued expenses and other liabilities	(2,712)	5,726
Net cash provided by operating activities	233,812	299,403
Investing activities
Acquisitions of real estate	(242,491)	(278,470)
Capitalized real estate expenditures	(26,769)	(34,939)
Investments in notes receivable	(35,450)	(4,995)
Collections of principal on loans receivable and real estate assets under direct financing leases	25,858	7,817
Proceeds from dispositions of real estate and other assets, net	41,461	342,032
Net cash (used in) provided by investing activities	(237,391)	31,445

	Nine Months Ended September 30,
	2018	2017
Financing activities
Borrowings under Revolving Credit Facility	737,800	781,200
Repayments under Revolving Credit Facility	(692,800)	(481,200)
Borrowings under mortgages and notes payable	104,247	—
Repayments under mortgages and notes payable	(167,671)	(76,403)
Borrowings under Term Loan	420,000	—
Debt extinguishment costs	(2,968)	—
Deferred financing costs	(1,417)	(192)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	(73,081)	—
Sale of SubREIT preferred shares	5,000	—
Repurchase of shares of common stock	(170,512)	(225,748)
Preferred stock dividends paid	(7,764)	—
Common stock dividends paid	(236,663)	(257,112)
Net cash used in financing activities	(85,829)	(259,455)
Net (decrease) increase in cash, cash equivalents and restricted cash	(89,408)	71,393
Cash, cash equivalents and restricted cash, beginning of period	114,707	36,898
Cash, cash equivalents and restricted cash, end of period	$25,299	$108,291
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$1,629,509	$1,598,355
Buildings and improvements	3,100,749	2,989,451
Total real estate investments	4,730,258	4,587,806
Less: accumulated depreciation	(589,599)	(503,568)
	4,140,659	4,084,238
Loans receivable, net	52,001	78,466
Intangible lease assets, net	302,954	306,252
Real estate assets under direct financing leases, net	24,809	24,865
Real estate assets held for sale, net	43,601	20,469
Net investments	4,564,024	4,514,290
Cash and cash equivalents	7,578	8,792
Deferred costs and other assets, net	112,149	121,949
Investment in Master Trust 2014	33,558	—
Preferred equity investment in SMTA	150,000	—
Goodwill	225,600	225,600
Assets related to SMTA Spin-Off	—	2,392,880
Total assets	$5,092,909	$7,263,511

Liabilities and partners' capital
Liabilities:
Revolving Credit Facility	$157,000	$112,000
Term Loan, net	419,920	—
Senior Unsecured Notes, net	295,654	295,321
Notes payable to Spirit Realty Capital, Inc., net	465,433	589,644
Convertible Notes, net	726,261	715,881
Total debt, net	2,064,268	1,712,846
Intangible lease liabilities, net	123,613	130,574
Accounts payable, accrued expenses and other liabilities	99,670	131,642
Liabilities related to SMTA Spin-Off	—	1,968,840
Total liabilities	2,287,551	3,943,902
Commitments and contingencies (see Note 6)
Partners' capital:
Partnership units
General partner's capital: 3,988,218 units issued and outstanding as of both September 30, 2018 and December 31, 2017	23,151	24,426
Limited partners' preferred capital: 6,900,000 units issued and outstanding as of both September 30, 2018 and December 31, 2017	166,177	166,193
Limited partners' capital: 424,490,627 and 444,880,051 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,616,030	3,128,990
Total partners' capital	2,805,358	3,319,609
Total liabilities and partners' capital	$5,092,909	$7,263,511
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rentals	$97,311	$103,523	$290,549	$307,822
Interest income on loans receivable	1,121	865	2,410	2,392
Earned income from direct financing leases	465	483	1,395	1,613
Tenant reimbursement income	3,516	3,270	10,021	10,922
Related party fee income	6,750	—	8,969	—
Other income	481	580	2,298	1,139
Total revenues	109,644	108,721	315,642	323,888
Expenses:
General and administrative	11,033	12,712	39,843	46,789
Property costs (including reimbursable)	5,172	5,180	15,529	19,193
Real estate acquisition costs	26	177	143	851
Interest	24,784	29,948	71,385	85,805
Depreciation and amortization	40,379	43,318	121,015	130,634
Impairments	1,279	22,301	6,254	60,258
Total expenses	82,673	113,636	254,169	343,530
Income (loss) from continuing operations before other income and income tax expense	26,971	(4,915)	61,473	(19,642)
Other income:
Gain on debt extinguishment	—	1,792	27,092	1,769
Gain on disposition of assets	436	10,089	827	21,986
Preferred dividend income from SMTA	3,750	—	5,000	—
Total other income	4,186	11,881	32,919	23,755
Income from continuing operations before income tax expense	31,157	6,966	94,392	4,113
Income tax expense	(135)	(144)	(475)	(421)
Income from continuing operations	31,022	6,822	93,917	3,692
(Loss) income from discontinued operations	(966)	(1,500)	(15,979)	37,665
Net income and total comprehensive income	$30,056	$5,322	$77,938	$41,357
Preferred distributions	(2,588)	—	(7,764)	—
Net income after preferred distributions	$27,468	$5,322	$70,174	$41,357

Net income attributable to the general partner
Continuing operations	$313	$56	$789	$29
Discontinued operations	(32)	(12)	(146)	315
Net income attributable to the general partner	$281	$44	$643	$344

Net income attributable to the limited partners
Continuing operations	$28,121	$6,766	$85,364	$3,663
Discontinued operations	(934)	(1,488)	(15,833)	37,350
Net income attributable to the limited partners	$27,187	$5,278	$69,531	$41,013

SPIRIT REALTY, L.P.
Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income per partnership unit - basic
Continuing operations	$0.06	$0.01	$0.20	$0.01
Discontinued operations	—	—	(0.04)	0.08
Net income per partnership unit - basic	$0.06	$0.01	$0.16	$0.09

Net income per partnership unit - diluted
Continuing operations	$0.06	$0.01	$0.20	$0.01
Discontinued operations	—	—	(0.04)	0.08
Net income per partnership unit - diluted	$0.06	$0.01	$0.16	$0.09

Weighted average partnership units outstanding:
Basic	426,678,579	456,671,617	433,162,760	472,698,692
Diluted	427,890,152	456,671,617	433,940,701	472,698,692

Distributions declared per partnership unit issued	$0.1250	$0.1800	$0.4850	$0.5400
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)
(Unaudited)

	Preferred Units		Common Units				Total Partnership Capital
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)

	Units	Amount	Units	Amount	Units	Amount
Balances, December 31, 2017	6,900,000	$166,193	3,988,218	$24,426	444,880,051	$3,128,990	$3,319,609
Net income and total comprehensive income (3)	—	7,764	—	643	—	69,531	77,938
Partnership distributions declared on preferred units	—	(7,764)	—	—	—	—	(7,764)
Net income after preferred distributions		—		643		69,531	70,174
Partnership distributions declared on common units	—	—	—	(1,918)	—	(207,352)	(209,270)
Tax withholdings related to net partnership unit settlements	—	—	—	—	(285,378)	(2,347)	(2,347)
Repurchase of partnership units	—	—	—	—	(21,222,257)	(168,165)	(168,165)
SMTA dividend distribution	—	—	—	—	—	(216,005)	(216,005)
Issuance of preferred partnership units	—	(16)	—	—	—	—	(16)
Stock-based compensation, net	—	—	—	—	1,118,211	11,378	11,378
Balances, September 30, 2018	6,900,000	$166,177	3,988,218	$23,151	424,490,627	$2,616,030	$2,805,358
(1) Consists of limited partnership interests held by the Corporation and Spirit Notes Partner, LLC.
(2) Consists of general partnership interests held by OP Holdings.
(3) Net income and total comprehensive income is allocated first to the preferred unitholders, with income after the preferred distributions allocated to the common units on a pro rata basis.
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income attributable to partners	$77,938	$41,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,476	192,887
Impairments	17,197	88,109
Amortization of deferred financing costs	7,442	7,274
Amortization of debt discounts	10,888	9,663
Stock-based compensation expense	12,189	13,778
Gain on debt extinguishment	(26,729)	(1,770)
Gain on dispositions of real estate and other assets	(553)	(40,197)
Non-cash revenue	(14,239)	(20,642)
Bad debt expense and other	1,596	4,902
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(5,681)	(1,684)
Accounts payable, accrued expenses and other liabilities	(2,712)	5,726
Net cash provided by operating activities	233,812	299,403
Investing activities
Acquisitions of real estate	(242,491)	(278,470)
Capitalized real estate expenditures	(26,769)	(34,939)
Investments in notes receivable	(35,450)	(4,995)
Collections of principal on loans receivable and real estate assets under direct financing leases	25,858	7,817
Proceeds from dispositions of real estate and other assets, net	41,461	342,032
Net cash (used in) provided by investing activities	(237,391)	31,445

	Nine Months Ended September 30,
	2018	2017
Financing activities
Borrowings under Revolving Credit Facility	737,800	781,200
Repayments under Revolving Credit Facility	(692,800)	(481,200)
Borrowings under mortgages and notes payable	104,247	—
Repayments under mortgages and notes payable	(167,671)	(76,403)
Borrowings under Term Loan	420,000	—
Debt extinguishment costs	(2,968)	—
Deferred financing costs	(1,417)	(192)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	(73,081)	—
Sale of SubREIT preferred shares	5,000	—
Repurchase of partnership units	(170,512)	(225,748)
Preferred distributions paid	(7,764)	—
Common distributions paid	(236,663)	(257,112)
Net cash used in financing activities	(85,829)	(259,455)
Net (decrease) increase in cash, cash equivalents and restricted cash	(89,408)	71,393
Cash, cash equivalents and restricted cash, beginning of period	114,707	36,898
Cash, cash equivalents and restricted cash, end of period	$25,299	$108,291
See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
September 30, 2018
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
Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2017 and its Current Report on Form 8-K dated September 20, 2018.
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
The Company has formed multiple special purpose entities to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of September 30, 2018 and December 31, 2017, net assets totaling $0.90 billion and $2.78 billion, respectively, were held, and net liabilities totaling $0.48 billion and $2.63 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
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
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company's reserves for uncollectible amounts totaled $4.2 million and $12.4 million as of September 30, 2018 and December 31, 2017, respectively, against accounts receivable balances of $14.7 million and $27.2 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For rental revenues related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience. The Company established a reserve for losses of $0.5 million and $1.8 million as of September 30, 2018 and December 31, 2017, respectively, against straight-line rental revenue receivables of $66.4 million and $81.6 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
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
September 30, 2018
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

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$7,578	$8,798	$11,947
Restricted cash:
Collateral deposits (1)	423	1,751	1,229
Tenant improvements, repairs, and leasing commissions (2)	8,898	8,257	7,988
Master Trust Release (3)	7,410	85,703	79,353
Liquidity reserve (4)	—	5,503	—
Other (5)	990	4,695	7,774
Total cash, cash equivalents and restricted cash	$25,299	$114,707	$108,291
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
September 30, 2018
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Leases pursuant to which the Company is the lessee primarily consist of its corporate office, ground leases and equipment leases. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company has elected to use all of the practical expedients available for adoption of this ASU except for the hindsight expedient, which would require the re-evaluation of the lease term on all leases using current facts and circumstances. The Company has begun implementation of the ASU and is currently evaluating the overall impact of this ASU on its consolidated financial statements.
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
Note 3. Investments
Real Estate Investments
As of September 30, 2018, the Company's gross investment in real estate properties and loans totaled approximately $5.1 billion, representing investments in 1,523 properties, including 53 properties securing mortgage loans. The gross

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
September 30, 2018
(Unaudited)

investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 11.9%, as the only state with a Real Estate Investment Value greater than 10% of the Real Estate Investment Value of the Company's entire portfolio.

During the nine months ended September 30, 2018, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2017	2,392	88	2,480	$7,823,058	$79,967	$7,903,025
Acquisitions/improvements (1)	18	2	20	269,260	37,888	307,148
Dispositions of real estate (2)(3)(4)	(41)	(5)	(46)	(83,338)	—	(83,338)
Principal payments and payoffs	—	(30)	(30)	—	(26,316)	(26,316)
Impairments	—	—	—	(17,197)	—	(17,197)
Write-off of gross lease intangibles	—	—	—	(50,505)	—	(50,505)
Loan premium amortization and other	—	—	—	(886)	(1,650)	(2,536)
Spin-off to SMTA	(899)	(2)	(901)	(2,855,052)	(37,888)	(2,892,940)
Gross balance, September 30, 2018	1,470	53	1,523	5,085,340	52,001	5,137,341
Accumulated depreciation and amortization				(696,930)	—	(696,930)
Net balance, September 30, 2018				$4,388,410	$52,001	$4,440,411
(1) Includes investments of $23.1 million in revenue producing capitalized expenditures, as well as $4.3 million of non-revenue producing capitalized expenditures as of September 30, 2018.
(2) The total accumulated depreciation and amortization associated with dispositions of real estate was $14.4 million as of September 30, 2018.
(3) For the nine months ended September 30, 2018, the total (loss) gain on disposal of assets for properties held in use and held for sale was $(2.6) million and $3.2 million, respectively.
(4) Includes six deed-in-lieu properties with a real estate investment of $28.5 million that were transferred to the lender during the nine months ended September 30, 2018.
Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including contractual fixed rent increases occurring on or after October 1, 2018) at September 30, 2018 (in thousands):

September 30, 2018
Remainder of 2018	$95,355
2019	379,441
2020	373,089
2021	353,153
2022	330,083
Thereafter	2,473,691
Total future minimum rentals	$4,004,812
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
September 30, 2018
(Unaudited)

Loans Receivable
The following table details loans receivable, net of premiums, discounts and allowance for loan losses (in thousands):

	September 30, 2018	December 31, 2017
Mortgage loans - principal	$43,900	$69,963
Mortgage loans - premiums, net of amortization	2,954	5,038
Allowance for loan losses	—	(389)
Mortgages loans, net	46,854	74,612
Other notes receivable - principal	5,388	5,355
Other notes receivable - discounts, net of amortization	(241)	—
Allowance for loan losses	—	—
Other notes receivable, net	5,147	5,355
Total loans receivable, net	$52,001	$79,967
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are three other notes receivable included within loans receivable, as of September 30, 2018, of which two notes totaling $3.4 million are secured by tenant assets and stock and the remaining note, with a balance of $1.7 million, is unsecured. As of December 31, 2017, there were three other notes receivable included within loans receivable, of which one $3.5 million note was secured by tenant assets and stock and the other two were unsecured.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	September 30, 2018	December 31, 2017
In-place leases	$385,936	$591,551
Above-market leases	62,822	89,640
Less: accumulated amortization	(145,804)	(271,288)
Intangible lease assets, net	$302,954	$409,903

Below-market leases	$168,485	$216,642
Less: accumulated amortization	(44,872)	(61,339)
Intangible lease liabilities, net	$123,613	$155,303
The amounts amortized as a net increase to rental revenue for capitalized above and below-market leases were $1.3 million and $1.5 million for the three months ended September 30, 2018 and 2017, respectively, and $4.2 million and $4.9 million for the nine months ended September 30, 2018 and 2017, respectively. The value of in place leases amortized and included in depreciation and amortization expense was $7.0 million and $10.8 million for the three months ended September 30, 2018 and 2017, respectively, and $25.7 million and $33.0 million for the nine months ended September 30, 2018 and 2017, respectively.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
September 30, 2018
(Unaudited)

Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	September 30, 2018	December 31, 2017
Minimum lease payments receivable	$5,874	$7,325
Estimated residual value of leased assets	24,552	24,552
Unearned income	(5,617)	(7,012)
Real estate assets under direct financing leases, net	$24,809	$24,865
Real Estate Assets Held for Sale
The following table shows the activity in real estate assets held for sale for the nine months ended September 30, 2018 (dollars in thousands):

	Number of Properties	Carrying Value
Balance, December 31, 2017	15	$48,929
Transfers from real estate investments held and used	9	39,487
Sales	(6)	(10,257)
Transfers to real estate investments held in use	(7)	(25,715)
Transfers to SMTA	(5)	(7,853)
Impairments	—	(990)
Balance, September 30, 2018	6	$43,601
Impairments

The following table summarizes total impairment losses recognized on the accompanying consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Real estate and intangible asset impairment	$1,113	$32,676	$16,737	$82,553
Write-off of lease intangibles, net	166	5,061	477	5,556
Recovery of loans receivable, previously impaired	—	—	(17)	—
Total impairment loss	$1,279	$37,737	$17,197	$88,109

Impairments for the three months ended September 30, 2018 and 2017, were comprised of $0.7 million and $32.9 million on properties classified as held and used, respectively, and $0.6 million and $4.8 million on properties classified as held for sale for the three months ended September 30, 2018 and 2017.
Impairments for the nine months ended September 30, 2018 and 2017, were comprised of $16.2 million and $65.5 million on properties classified as held and used, respectively, and $1.0 million and $22.6 million on properties classified as held for sale, respectively.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
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

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Maturity (3)	September 30, 2018	December 31, 2017
			(in Years)	(In Thousands)
Revolving Credit Facility	5.42%	3.37%	0.5	$157,000	$112,000
Term Loan	3.78%	3.57%	0.1	420,000	—
Master Trust Notes	5.89%	5.27%	5.2	169,012	2,248,504
CMBS	5.90%	5.51%	4.7	275,460	332,647
Related Party Notes Payable	1.00%	1.00%	9.5	28,630	—
Convertible Notes	5.31%	3.28%	1.5	747,500	747,500
Senior Unsecured Notes	4.60%	4.45%	8.0	300,000	300,000
Total debt	5.04%	3.93%	2.9	2,097,602	3,740,651
Debt discount, net				(17,406)	(61,399)
Deferred financing costs, net (4)				(15,928)	(39,572)
Total debt, net				$2,064,268	$3,639,680
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the three months ended September 30, 2018 and based on the average principal balance outstanding during the period.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of September 30, 2018.
(3) Represents the weighted average maturity based on the outstanding principal balance as of September 30, 2018.
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
Borrowings bear interest at 1-Month LIBOR plus 0.875% to 1.55% per annum and require a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum. As of September 30, 2018, the Revolving Credit Facility bore interest at 1-Month LIBOR plus 1.25% and incurred a facility fee of 0.25% per annum.
In connection with placement and use of the Revolving Credit Facility, the Company has incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Revolving Credit Facility. The unamortized deferred financing costs relating to the Revolving Credit Facility were $0.7 million and $1.6 million as of September 30, 2018 and December 31, 2017, respectively, and recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of September 30, 2018, $157.0 million was outstanding and $643.0 million of borrowing capacity was available under the Revolving Credit Facility. The Operating Partnership's ability to borrow under the Revolving Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

negative covenants. As of September 30, 2018, the Company and the Operating Partnership were in compliance with these financial covenants.
Term Loan
On November 3, 2015, the Company entered into a Term Loan Agreement with an initial maturity date of November 2, 2018, which may be extended at the Company's option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. In addition, an accordion feature allows the facility to be increased from $420.0 million up to $600.0 million, subject to obtaining additional lender commitments. Borrowings may be repaid without premium or penalty, and may be re-borrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve-month period. The Company elected to exercise its option to extend the Term Loan, see Note 13 for further discussion.
The Term Loan Agreement provides that outstanding borrowings bear interest at 1-Month LIBOR plus 0.90% to 1.75% per annum, depending on the Company’s credit ratings. As of September 30, 2018, the Term Loan bore interest at 1-Month LIBOR plus 1.35%.
As a result of entering into the Term Loan, the Company incurred origination costs of $2.4 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the Term Loan. As of September 30, 2018 and December 31, 2017, the unamortized deferred financing costs relating to the Term Loan were $0.1 million and $0.7 million, respectively, and were recorded net against the principal balance of mortgages and notes payable as of September 30, 2018 and December 31, 2017, on the accompanying consolidated balance sheets.
As of September 30, 2018, the Term Loan had a $420.0 million outstanding balance and no available borrowing capacity. The Operating Partnership's ability to borrow under the Term Loan is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the Term Loan Agreement. As of September 30, 2018, the Corporation and the Operating Partnership were in compliance with these financial covenants.
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
In connection with the offering, the Operating Partnership incurred $3.4 million in deferred financing costs and an offering discount of $1.9 million. These amounts are being amortized to interest expense over the life of the Senior Unsecured Notes. As of September 30, 2018 and December 31, 2017, the unamortized deferred financing costs relating to the Senior Unsecured Notes were $2.8 million and $3.0 million, respectively, and the unamortized discount was $1.5 million and $1.7 million, respectively, with both the deferred financing costs and offering discount recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.
In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

covenants. As of September 30, 2018, the Company and the Operating Partnership were in compliance with these financial covenants.
Master Trust Notes
Master Trust 2013 and Master Trust 2014 are asset-backed securitization platforms through which the Company has raised capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans.
On January 23, 2018, the Company re-priced a private offering of the Master Trust 2014 Series 2017-1 notes with $674.2 million aggregate principal amount. As a result, the interest rate on the Class B Notes was reduced from 6.35% to 5.49%, while the other terms of the Class B Notes remained unchanged. The terms of the Class A Notes were unaffected by the repricing. In connection with the re-pricing, the Company received $8.2 million in additional proceeds, that reduced the discount on the underlying debt.

On February 2, 2018, the Operating Partnership sold its holding of Master Trust 2014 Series 2014-2 notes with a principal balance of $11.6 million to a third-party. This transaction resulted in an increase in the Company's mortgages and notes payable, net balance as shown in the balance sheet.
On May 21, 2018, the Company retired $123.1 million of Master Trust 2013 Series 2013-1 Class A notes. There was no make-whole payment associated with the redemption of these notes. During the nine months ended September 30, 2018 there were $15.2 million in prepayments on Master Trust 2013 Series 2013-2 Class A notes with $934 thousand in associated make-whole payments.
On May 31, 2018, in conjunction with the Spin-Off, the Company contributed Master Trust 2014, which is included in liabilities related to SMTA Spin-Off in our December 31, 2017 consolidated balance sheet.
The Master Trust Notes are summarized below:

	Stated Rate	Maturity	September 30, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2014-1 Class A2			$—	$252,437
Series 2014-2			—	222,683
Series 2014-3			—	311,336
Series 2014-4 Class A1			—	150,000
Series 2014-4 Class A2			—	358,664
Series 2017-1 Class A			—	515,280
Series 2017-1 Class B			—	125,400
Total Master Trust 2014 notes			—	1,935,800
Series 2013-1 Class A			—	125,000
Series 2013-2 Class A	5.3%	5.2	169,012	187,704
Total Master Trust 2013 notes	5.3%	5.2	169,012	312,704
Debt discount, net			—	(36,188)
Deferred financing costs, net			(4,389)	(24,010)
Total Master Trust Notes, net			$164,623	$2,188,306
As of September 30, 2018, the Master Trust 2013 notes were secured by 269 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Company which is a bankruptcy-remote, special purpose entity.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

CMBS
As of September 30, 2018, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under six fixed-rate non-recourse loans, excluding one loan in default, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates of the loans as of September 30, 2018, excluding the defaulted loan, ranged from 4.67% to 6.00% with a weighted average stated interest rate of 5.35%. As of September 30, 2018, the non-defaulted loans were secured by 100 properties. As of September 30, 2018 and December 31, 2017, the unamortized deferred financing costs associated with these fixed-rate loans were $3.4 million and $3.9 million, respectively, and the unamortized net offering discount was $0.1 million as of both periods. Both the deferred financing costs and offering discount were recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.
As of September 30, 2018, a certain borrower remained in default under the loan agreement relating to one CMBS fixed-rate loan, where one property securing the respective loan was no longer generating sufficient revenue to pay the scheduled debt service. The default interest rate on this loan was 9.85%. The defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligation. As of September 30, 2018, the aggregate principal balance under the defaulted loan was $9.9 million, which includes $3.1 million of interest capitalized to the principal balance.
Related Party Mortgage Loans Payable
Wholly-owned subsidiaries of Spirit are the borrower on four mortgage loans payable held by SMTA and secured by six single-tenant commercial properties. In total, these mortgage notes had outstanding principal of $28.6 million at September 30, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheets. As of September 30, 2018, these mortgage notes have a weighted average stated interest rate of 1.00%, a weighted average term of 9.5 years and are eligible for early repayment without penalty.
Convertible Notes
In May 2014, the Company issued $402.5 million aggregate principal amount of 2.875% convertible notes due in 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. The 2019 Notes will mature on May 15, 2019 and the 2021 Notes will mature on May 15, 2021. Proceeds from the issuance were contributed to the Operating Partnership and are recorded as a note payable to Spirit Realty Capital, Inc. on the consolidated balance sheets of the Operating Partnership.
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Company's common stock, or a combination thereof. The initial conversion rate applicable to each series is 76.3636 per $1,000 principal note (equivalent to an initial conversion price of $13.10 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding a current threshold of $0.14605 per share. As of September 30, 2018, the conversion rate was 86.9923 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the Spin-Off, in addition to the other regular dividends declared during the life of the Convertible Notes. Earlier conversion may be triggered if shares of the Company's common stock trade higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of September 30, 2018 and December 31, 2017, the unamortized discount was $16.0 million and $23.7 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of September 30, 2018 and December 31, 2017, the unamortized deferred financing costs relating to the Convertible Notes were $5.3 million and $8.0 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.
Debt Extinguishment
During the nine months ended September 30, 2018, the Company extinguished a total of $179.3 million aggregate principal amount of indebtedness, including the retirement of $123.1 million of Master Trust 2013 Series 2013-1 Class A notes and $56.2 million of CMBS debt. The extinguishments had a weighted average contractual interest rate of 5.69%. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $26.7 million.
During the nine months ended September 30, 2017, the Company extinguished a total of $101.0 million aggregate principal amount of mortgage indebtedness with a weighted average contractual interest rate of 5.84%. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $1.8 million.
Debt Maturities
As of September 30, 2018, scheduled debt maturities of the Company’s Revolving Credit Facility, Term Loan, Senior Unsecured Notes, Master Trust 2013, CMBS, Convertible Notes and Related Party Notes Payable, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2018 (1)	$2,848	$429,869	$432,717
2019 (2)	11,672	559,500	571,172
2020	12,163	—	12,163
2021	12,737	345,000	357,737
2022	13,315	42,400	55,715
Thereafter	28,504	639,594	668,098
Total	$81,239	$2,016,363	$2,097,602
(1) The balloon payment balance in 2018 includes $9.9 million, of which $3.1 million is capitalized interest, for the acceleration of principal payable following an event of default under one non-recourse CMBS loan with a stated maturity in 2018 and the original maturity of the $420.0 million Term Loan. See Note 13 Subsequent Events for details relating to the extension of the Term Loan.
(2) 2019 includes the Revolving Credit Facility, which is extendible for one year at the borrower's option.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense – Revolving Credit Facility (1)	$1,933	$3,075	$6,134	$5,632
Interest expense – Term Loan	2,677	2,768	2,677	7,525
Interest expense – Senior Unsecured Notes	3,338	3,337	10,013	10,013
Interest expense – mortgages and notes payable	6,183	27,563	62,370	83,640
Interest expense – Convertible Notes (2)	6,127	6,127	18,382	18,382
Non-cash interest expense:
Amortization of deferred financing costs	1,890	2,451	7,442	7,274
Amortization of debt discount, net	2,636	3,359	10,888	9,663
Total interest expense	$24,784	$48,680	$117,906	$142,129
(1) Includes facility fees of approximately $0.5 million for both of the three month periods ended September 30, 2018 and 2017, and $1.6 million for both of the nine month periods ended September 30, 2018 and 2017.
(2) Included in interest expense on the Operating Partnership's consolidated statements of operations and comprehensive income are amounts paid to the Company by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.
Note 5. Stockholders’ Equity and Partners' Capital
Common Stock
During the nine months ended September 30, 2018, portions of awards of restricted common stock and performance share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 0.3 million shares of common stock valued at $2.3 million, solely to pay the associated statutory tax withholdings during the nine months ended September 30, 2018. The surrendered shares are included in repurchase of shares of common stock on the consolidated statements of cash flows.
Preferred Stock
As of September 30, 2018, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis). During the nine months ended September 30, 2018, the Company paid $7.8 million in Series A Preferred Stock dividends.
ATM Program
In November 2016, the Company's Board of Directors approved a new ATM Program and the Company terminated its existing program. As of September 30, 2018, no shares of the Company's common stock had been sold under the new ATM Program and $500.0 million in gross proceeds capacity remained available.
Stock Repurchase Programs
In May 2018, the Company's Board of Directors approved a new stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. As of September 30, 2018, no shares of the Company's common stock had been repurchased under the new program and the full $250.0 million in gross repurchase capacity remained available.
In August 2017, the Company's Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $250.0 million of its common stock during the 18-month time period following authorization. During the nine months ended September 30, 2018, prior to the SMTA Spin-Off, 21.2 million shares of the Company's common stock were repurchased in open market transactions under this stock repurchase program at a weighted average price of $7.90 per share, and no additional capacity remains under this stock repurchase program. Fees associated with the repurchase of $0.5 million are included in accumulated deficit.
Dividends Declared
For the nine months ended September 30, 2018, the Company's Board of Directors declared the following preferred and common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Preferred Stock
March 5, 2018	$0.375	March 15, 2018	$2,588	March 30, 2018
May 29, 2018	$0.375	June 15, 2018	$2,588	June 29, 2018
August 27, 2018	$0.375	September 14, 2018	$2,588	September 28, 2018
Common Stock
March 5, 2018	$0.180	March 30, 2018	$78,581	April 13, 2018
May 29, 2018	$0.180	June 29, 2018	$77,143	July 13, 2018
August 27, 2018	$0.125	September 28, 2018	$53,560	October 15, 2018
The Common Stock dividend declared on August 27, 2018 was paid on October 15, 2018 and is included in accounts payable, accrued expenses and other liabilities as of September 30, 2018.
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
As of September 30, 2018, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of September 30, 2018, the Company had commitments totaling $64.7 million, of which $27.4 million relates to future acquisitions, with the majority of the remainder to fund revenue generating improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. The Company expects to fund these commitments by the end of fiscal year 2019. In addition, the Company is contingently liable for $5.7 million of debt owed by one of its former tenants and is indemnified by that former tenant for any payments the Company may be required to make on such debt.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of September 30, 2018, no accruals have been made.

Note 7. Fair Value Measurements
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Long-lived assets held and used	$13,516	$—	$—	$13,516
Long-lived assets held for sale	$7,695	$—	$—	$7,695

December 31, 2017
Long-lived assets held and used	$28,312	$—	$—	$28,312
Long-lived assets held for sale	$42,142	$—	$—	$42,142
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
During the nine months ended September 30, 2018 and for the year ended December 31, 2017, we determined that six and 18 long-lived assets held and used, respectively, were impaired. For three of the held and used properties impaired during the nine months ended September 30, 2018, the buildings were fully impaired due to our non-payment on the related ground leases.
For 17 of the held and used properties impaired during the year ended December 31, 2017, the Company estimated property fair value using price per square foot of comparable properties. The following table provides information about the price per square foot of comparable properties used as inputs (price per square foot in dollars):

	September 30, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$—	$—	—	$13.66 - $305.05	$55.68	364,940
Industrial	$—	$—	—	$3.30 - $8.56	$5.35	370,824
Office	$—	$—	—	$24.82 - $244.86	$40.14	161,346

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

For the remaining three held and used properties impaired during the nine months ended September 30, 2018 and remaining one held and used property impaired during the year ended December 31, 2017, the Company estimated property fair value using price per square foot based on a listing price or a broker opinion of value. The following table provides information about the price per square foot based on a listing price and broker opinion of value used as inputs (price per square foot in dollars):

	September 30, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$185.42 - $638.72	$573.56	21,759	$88.89	$88.89	22,500
Office	$225.04	$225.04	5,999	$—	$—	—
For the nine months ended September 30, 2018 and year ended December 31, 2017, we determined that one and eight long-lived assets held for sale, respectively, were impaired. The Company estimated fair value of held for sale properties using price per square foot from the signed purchase and sale agreements as follows (price per square foot in dollars):

	September 30, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$126.73	$126.73	63,128	$55.30 - $346.23	$230.52	150,376
Industrial	$—	$—	—	$24.02 - $54.21	$37.09	223,747
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2018 and December 31, 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
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

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$52,001	$53,561	$79,967	$82,886
Investment in Master Trust 2014	33,558	33,307	—	—
Revolving Credit Facility	157,000	157,957	112,000	111,997
Term Loan, net(1)	419,920	420,473	—	—
Senior Unsecured Notes, net(1)	295,654	287,667	295,321	299,049
Mortgages and notes payable, net(1)	465,433	484,629	2,516,478	2,657,599
Convertible Notes, net(1)	726,261	751,928	715,881	761,440
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
The assets and liabilities related to discontinued operations are separately classified on the consolidated balance sheets as of December 31, 2017, and the operations have been classified as (loss) income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017. The consolidated statements of cash flows and all other notes herein include the results of both continuing operations and discontinued operations.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

The table below summarizes the Company's assets and liabilities related to discontinued operations reported in its consolidated balance sheet.

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
September 30, 2018
(Unaudited)

The table below provides information about income and expenses related to the Company's discontinued operations reported in its consolidated statements of operations and comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Rentals	$—	$56,276	$99,816	$171,684
Interest income on loans receivable	—	138	1,495	377
Tenant reimbursement income	—	1,421	856	2,214
Other income	—	2,994	776	5,444
Total revenues	—	60,829	102,943	179,719
Expenses:
General and administrative	—	1,000	707	3,203
Transaction costs	966	2,660	20,931	3,145
Property costs (including reimbursable)	—	2,900	3,268	7,570
Real estate acquisition costs	—	19	339	(78)
Interest	—	18,732	46,521	56,324
Depreciation and amortization	—	20,355	35,461	62,253
Impairments (recoveries)	—	15,436	10,943	27,851
Total expenses	966	61,102	118,170	160,268
(Loss) income from discontinued operations before other (loss) income and income tax benefit (expense)	(966)	(273)	(15,227)	19,451
Other (loss) income:
(Loss) gain on debt extinguishment	—	—	(363)	1
(Loss) gain on disposition of assets	—	(1,382)	(274)	18,211
Total other (loss) income	—	(1,382)	(637)	18,212
(Loss) income from discontinued operations before income tax benefit (expense)	(966)	(1,655)	(15,864)	37,663
Income tax benefit (expense)	—	155	(115)	2
(Loss) income from discontinued operations	$(966)	$(1,500)	$(15,979)	$37,665

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

The table below provides information about operating and investing cash flows related to the Company's discontinued operations reported in its consolidated statements of cash flows.

	Nine Months Ended September 30,
	2018	2017
(in thousands)
Net cash provided by operating activities	$36,924	$115,531
Net cash (used in) provided by investing activities	(31,452)	123,179
Continuing Involvement
Subsequent to the Spin-Off, the Company will have continuing involvement with SMTA through the terms of the Asset Management Agreement and Property Management and Servicing Agreement. See Note 11 for further detail on the continuing involvement. Subsequent to the Spin-Off, the Company had cash inflows from SMTA of $10.9 million and cash outflows to SMTA of $21.7 million for the three months ended September 30, 2018, and inflows from SMTA of $13.0 million and cash outflows to SMTA of $28.8 million for the nine months ended September 30, 2018.
Note 9. Incentive Award Plan
Restricted Shares of Common Stock
During the nine months ended September 30, 2018, the Company granted 1.0 million restricted shares under the Amended Incentive Award Plan to certain executive officers and employees. The Company recorded $8.2 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of September 30, 2018, there were approximately 1.7 million unvested restricted shares outstanding.
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
Performance Share Awards
During the nine months ended September 30, 2018, the Board of Directors, or committee thereof, approved target grants of 504,497 performance shares to executive officers of the Company. The performance period of these grants runs primarily through December 31, 2020. Potential shares of the Company's common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Stock-based compensation expense associated with unvested performance share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years.
In connection with the Spin-Off and in accordance with the rights granted per the Amended Incentive Award Plan, the Board of Directors made an equitable adjustment for all performance share awards outstanding, resulting in 134,432 incremental target shares. Because the fair value of the outstanding performance awards the day prior to and the day after the Spin-Off did not materially change, there was no change to unrecognized compensation expense and incremental compensation expense did not result.
Approximately $1.5 million and $0.8 million in dividend rights have been accrued for non-vested performance share awards outstanding as of September 30, 2018 and December 31, 2017, respectively. For outstanding non-vested awards at September 30, 2018, 2.1 million shares would have been released based on the Company's TSR relative to the specified peer groups through that date.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

Stock-based Compensation Expense
For the three months ended September 30, 2018 and 2017, the Company recognized $3.1 million and $2.3 million, respectively, in stock-based compensation expense, and for the nine months ended September 30, 2018 and 2017, the Company recognized $12.2 million and $13.8 million, respectively, in stock-based compensation expense which is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.
As of September 30, 2018, the remaining unamortized stock-based compensation expense totaled $18.4 million, with $9.8 million related to restricted stock awards and $8.6 million related to performance share awards. As of December 31, 2017, the remaining unamortized stock-based compensation expense totaled $17.7 million, including $10.0 million related to restricted stock awards and $7.7 million related to performance share awards. Amortization is recognized on a straight-line basis over the service period of each applicable award.
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
September 30, 2018
(Unaudited)

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share and unit computed using the two-class method (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted income:
Income from continuing operations	$31,022	$6,822	$93,917	$3,692
Less: income attributable to unvested restricted stock	(204)	(265)	(932)	(682)
Less: dividends paid to preferred stockholders	(2,588)	—	(7,764)	—
Income used in basic and diluted income (loss) per share from continuing operations	28,230	6,557	85,221	3,010
(Loss) income used in basic and diluted (loss) income per share from discontinued operations	(966)	(1,500)	(15,979)	37,665
Net income attributable to common stockholders used in basic and diluted income per share	$27,264	$5,057	$69,242	$40,675

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	428,541,520	458,035,972	434,989,430	473,919,177
Less: Unvested weighted average shares of restricted stock	(1,862,941)	(1,364,355)	(1,826,670)	(1,220,485)
Weighted average shares of common stock outstanding used in basic income per share	426,678,579	456,671,617	433,162,760	472,698,692
Net income per share attributable to common stockholders - basic:
Continuing operations	$0.06	$0.01	$0.20	$0.01
Discontinued operations	—	—	(0.04)	0.08
Net income per share attributable to common stockholders - basic	$0.06	$0.01	$0.16	$0.09

Dilutive weighted average shares of common stock outstanding: (1)
Unvested performance shares	1,211,511	—	777,941	—
Stock options	62	—	—	—
Weighted average shares of common stock outstanding used in diluted income per share	427,890,152	456,671,617	433,940,701	472,698,692
Net income per share attributable to common stockholders - diluted
Continuing operations	$0.06	$0.01	$0.20	$0.01
Discontinued operations	—	—	(0.04)	0.08
Net income per share attributable to common stockholders - diluted	$0.06	$0.01	$0.16	$0.09

Potentially dilutive shares of common stock
Unvested shares of restricted stock, less shares assumed repurchased at market	528,005	—	402,681	32,150
Total	528,005	—	402,681	32,150
(1)  Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Company intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash; therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three and nine months ended September 30, 2018, the Company's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread for both periods.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

Note 11. Related Party Transactions and Arrangements
Related Party Agreements
In conjunction with the Spin-Off, the Company and SMTA entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and SMTA after the Spin-Off, by which Spirit may incur certain expenses on behalf of SMTA that must be reimbursed in a timely manner. As part of the Separation and Distribution Agreement, Spirit contributed $3.0 million of cash to SMTA at the time of the Spin-Off. Additionally, in relation to rental payments received by SMTA subsequent to the Spin-Off that relate to rents prior to the Spin-Off, SMTA was required to reimburse $2.0 million to Spirit within 60 days of the Spin-Off. The full $2.0 million was reimbursed to Spirit during the quarter ended September 30, 2018. As of September 30, 2018, the Company had an accrued receivable balance of $0.1 million and an accrued payable balance of $0.4 million in connection with these matters.
Related Party Acquisitions
During the quarter ended September 30, 2018, the Company acquired a portfolio of properties and assigned three of the acquired properties to SMTA. In conjunction with the assignment, the Company received a $392.5 thousand equalization payment from SMTA to ensure a consistent capitalization rate for the acquired properties between the Company and SMTA.
Related Party Asset Management Agreement
In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Operating Partnership will provide various services subject to the supervision of SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. For its services, the Company is entitled to an annual management fee of $20.0 million per annum, payable monthly in arrears. Additionally, the Company may be entitled to, under certain circumstances, a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee. No revenue for the promoted interest fee or termination fee has been recognized as they do not meet the criteria for recognition under ASC 606-10 as of September 30, 2018. Asset management fees of $5.0 million and $6.7 million were earned during the three and nine months ended September 30, 2018, respectively, and are included in related party fee income in the consolidated statements of operations and comprehensive income. As of September 30, 2018, the Company had an accrued receivable balance of $1.7 million related to the asset management fees.
Related Party Property Management and Servicing Agreement
The Operating Partnership provides property management services and special services for Master Trust 2014. The property management fees accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. Property management fees of $1.6 million and $2.1 million were earned during the three and nine months ended September 30, 2018, respectively, and special servicing fees of $190.0 thousand and $242.0 thousand were earned during the three and nine months ended September 30, 2018, respectively. These fees are included in related party fee income in the consolidated statements of operations and comprehensive income. As of September 30, 2018, the Company had an accrued receivable balance of $0.4 million related to the property management fees.
Investments in SMTA
In conjunction with the Spin-Off, SMTA issued to the Operating Partnership and one of its affiliates, both wholly-owned subsidiaries of Spirit, a total of 6.0 million shares of Series A preferred stock with an aggregate liquidation preference of $150.0 million (the "SMTA Preferred Stock"). The SMTA Preferred Stock pays cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

$2.50 per share on an annual basis). Spirit recognized $3.8 million and $5.0 million in dividends during the three and nine months ended September 30, 2018, respectively, that are reflected as preferred dividend income from SMTA in the consolidated statements of operations and comprehensive income. Preferred dividend income is recognized when dividends are declared. As of September 30, 2018, the Company had an accrued receivable balance of $3.8 million related to the preferred dividends. The carrying value of the SMTA Preferred Stock is $150.0 million as of September 30, 2018, reflected in the consolidated balance sheets and will be accounted for at cost, less impairments, if any.
Prior to the Spin-Off, the Operating Partnership contributed certain assets to SubREIT in exchange for $5.0 million in SubREIT preferred shares. Then, on the Distribution Date, the Operating Partnership sold the SubREIT preferred shares to a third party for $5.0 million in cash.
Related Party Mortgage Loans Payable
Wholly-owned subsidiaries of Spirit are the borrower on four mortgage loans payable to SMTA and secured by six single-tenant commercial properties owned by Spirit. In total, these mortgage notes had an outstanding principal balance of $28.6 million at September 30, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheet. The notes incurred interest expense of $72.2 thousand and $96.7 thousand for the three and nine months ended September 30, 2018, which is included in interest expense in the consolidated statements of operations and comprehensive income. As of September 30, 2018, these mortgage notes have a weighted-average stated interest rate of 1%, a weighted-average term of 9.5 years and are eligible for early repayment without penalty.
Related Party Notes Receivable
In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount receivable under the notes was $33.6 million at September 30, 2018 and is reflected as Investment in Master Trust 2014 on the consolidated balance sheet. The notes generated interest income of $0.4 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, which is included in interest income on loans receivable in the consolidated statements of operations and comprehensive income. The notes have a weighted-average stated interest rate of 4.6% with a remaining term of 4.2 years to maturity as of September 30, 2018. The notes are classified as held-to-maturity and, as of September 30, 2018, the amortized cost basis is equal to carrying value.
Note 12. Supplemental Cash Flow Information
The following table presents the supplemental disclosures of non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2018	2017
Investment in preferred shares	$150,000	$—
Non-cash distribution to SMTA, net	142,924	—
Relief of debt through sale or foreclosure of real estate properties	56,119	39,141
Reclass of residual value on expired deferred financing lease to operating asset	—	11,088
Net real estate and other collateral assets sold or surrendered to lender	28,271	35,008
Accrued interest capitalized to principal (1)	1,719	2,430
Accrued performance share dividend rights	811	699
Distributions declared and unpaid	54,217	82,062
Accrued deferred financing costs	—	1,373
Financing provided in connection with disposition of assets	2,888	15,015
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
September 30, 2018
(Unaudited)

The following table presents the disclosures for cash paid for taxes and interest (in thousands):

	Cash Paid for Taxes	Cash Paid for Interest
For the three months ended March 31, 2018	$107	$38,555
For the three months ended June 30, 2018	647	38,408
For the six months ended June 30, 2018	754	76,963
For the three months ended September 30, 2018	379	17,087
For the nine months ended September 30, 2018	$1,133	$94,050

For the three months ended March 31, 2017	$88	$38,899
For the three months ended June 30, 2017	661	43,237
For the six months ended June 30, 2017	749	82,136
For the three months ended September 30, 2017	123	39,030
For the nine months ended September 30, 2017	$872	$121,166

Note 13. Subsequent Events
Term Loan Extension
In November 2018, Spirit exercised its option to extend the maturity date of the $420.0 million Term Loan to November 2, 2019.

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

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•	our ability to manage our expanded operations, including our external management of SMTA;

•	our ability and willingness to maintain our qualification as a REIT;

•	uncertainties as to the impact of the Spin-Off on our business; and

•
other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters.

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion & Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K and subsequent 8-K filing dated September 20, 2018. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

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
As of September 30, 2018, our owned real estate represented investments in 1,470 properties. Our properties are leased to 252 tenants across 49 states and 32 industries. As of September 30, 2018, our owned properties were approximately 99.6% occupied (based on the number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans receivable primarily secured by 53 real estate properties or other related assets.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent Current Report on Form 8-K dated September 20, 2018. We have not made any material changes to these policies during the periods covered by this quarterly report.
Highlights
For the three months ended September 30, 2018:

•	Invested $229.1 million, including $223.9 million in acquisitions comprising 13 properties, with a weighted average lease term of 17.1 years.

•
Generated Income from Continuing Operations of $0.06 versus $0.01 per share, FFO of $0.16 versus $0.21 per share and AFFO of $0.17 versus $0.23 per share, in each case, compared to same quarter in 2017.

•	Real estate portfolio occupancy was 99.6% as of September 30, 2018.

•	Spirit's corporate liquidity was $650.6 million as of September 30, 2018, including availability under its unsecured line of credit and cash available for investment.

•	Adjusted Debt to Annualized Adjusted EBITDAre of 5.2x at September 30, 2018.

Results of Continuing Operations
Comparison of Three Months Ended September 30, 2018 to Three Months Ended September 30, 2017

	Three Months Ended September 30,
(In Thousands)	2018	2017	Change	% Change
Revenues:
Rentals	$97,311	$103,523	$(6,212)	(6.0)%
Interest income on loans receivable	1,121	865	256	29.6%
Earned income from direct financing leases	465	483	(18)	(3.7)%
Tenant reimbursement income	3,516	3,270	246	7.5%
Related party fee income	6,750	—	6,750	100.0%
Other income	481	580	(99)	(17.1)%
Total revenues	109,644	108,721	923	0.8%
Expenses:
General and administrative	11,033	12,712	(1,679)	(13.2)%
Property costs (including reimbursable)	5,172	5,180	(8)	(0.2)%
Real estate acquisition costs	26	177	(151)	(85.3)%
Interest	24,784	29,948	(5,164)	(17.2)%
Depreciation and amortization	40,379	43,318	(2,939)	(6.8)%
Impairments	1,279	22,301	(21,022)	(94.3)%
Total expenses	82,673	113,636	(30,963)	(27.2)%
Income (loss) from continuing operations before other income and income tax expense	26,971	(4,915)	31,886	NM
Other income:
Gain on debt extinguishment	—	1,792	(1,792)	(100.0)%
Gain on disposition of assets	436	10,089	(9,653)	(95.7)%
Preferred dividend income from SMTA	3,750	—	3,750	100.0%
Total other income	4,186	11,881	(7,695)	(64.8)%
Income from continuing operations before income tax expense	31,157	6,966	24,191	NM
Income tax expense	(135)	(144)	9	6.3%
Income from continuing operations	$31,022	$6,822	$24,200	NM

Loss from discontinued operations	$(966)	$(1,500)	$534	35.6%
NM - Percentages over 100% are not displayed.

REVENUES
Rentals
Rental revenue from continuing operations for the comparative period decreased, primarily driven by a decrease in contractual rent. While we were a net acquirer of income producing real estate over the trailing twelve-month period, our contractual rental revenue between periods decreased 4.9% as a result of the timing of the acquisition/disposition activity, specifically with the majority of acquisitions closing towards the end of the trailing twelve-month period. During the twelve months ended September 30, 2018, we acquired 14 properties with a Real Estate Investment Value of $226.5 million, while disposing 37 properties with a Real Estate Investment Value of $165.3 million.
Non-cash rentals for the three months ended September 30, 2018 and 2017 were $4.9 million and $6.1 million, respectively. These amounts represent approximately 5.0% and 5.9% of total rental revenue for the three months ended September 30, 2018 and 2017, respectively.
Interest income on loans receivable
In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes. Subsequent to the Spin-Off, this holding is reflected as Investment in Master Trust 2014 on the accompanying consolidated balance sheet, and the related interest income is the primary driver of the increase in interest income period-over-period.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur, which we record on a gross basis. As such, tenant reimbursement income is driven by the tenant reimbursable property costs described below, less an allowance for reimbursable expenses determined to be uncollectible from our tenants.
Related party fee income
In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provide a management team that is responsible for implementing SMTA’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $5.0 million of revenues for the three months ended September 30, 2018.
Additionally, we provide property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. Therefore, for the three months ended September 30, 2018, we recognized $1.8 million in revenue under the terms of the Property Management and Servicing Agreement.
EXPENSES
General and administrative
The period-over-period decrease in general and administrative expenses is primarily due to a decrease in bad debt expense of $1.5 million period-over-period. The decrease in bad debt expense was primarily a result of certain properties operated by tenants in the convenience store and sporting goods industries for which the rent had been determined to be uncollectible for the three months ended September 30, 2017, whereas there was no bad debt expense recognized in continuing operations for the three months ended September 30, 2018. Additionally, there was an increase in compensation and benefits, almost fully offset by a decrease in professional fees period-over-period.
Property costs (including reimbursable)
For the three months ended September 30, 2018, property costs were $5.2 million (including $4.0 million of tenant reimbursable expenses) compared to $5.2 million (including $3.6 million of tenant reimbursable expenses) for the same period in 2017. The decrease in non-reimbursable costs of $0.4 million was driven by a decrease in property taxes on operating properties as a result of fewer tenant credit issues period-over-period.

Interest
The decrease in interest expense is primarily related to the extinguishment of $277.8 million principal outstanding of Master Trust 2013 and CMBS debt during the twelve months ended September 30, 2018. The following table summarizes our interest expense on related borrowings:

	Three Months Ended September 30,
(In Thousands)	2018	2017
Interest expense – Revolving Credit Facility (1)	$1,933	$3,075
Interest expense – Term Loan	2,677	2,768
Interest expense – Senior Unsecured Notes	3,338	3,337
Interest expense – mortgages and notes payable	6,183	10,239
Interest expense – Convertible Notes	6,127	6,127
Non-cash interest expense:
Amortization of deferred financing costs	1,890	2,120
Amortization of debt discount, net	2,636	2,282
Total interest expense	$24,784	$29,948
(1) Includes facility fees of approximately $0.5 million for both the three months ended September 30, 2018 and 2017.
Depreciation and amortization
During the twelve months ended September 30, 2018, we acquired 14 properties with a Real Estate Investment Value of $226.5 million, while disposing 37 properties with a Real Estate Investment Value of $165.3 million. While we were a net acquirer during the period (based on Real Estate Investment Value), depreciation and amortization decreased period-over-period as a result of timing of the acquisition/disposition activity, specifically with the majority of acquisitions closing towards the end of the trailing twelve-month period. The following table summarizes our depreciation and amortization expense:

	Three Months Ended September 30,
(In Thousands)	2018	2017
Depreciation of real estate assets	$33,236	$35,010
Other depreciation	142	143
Amortization of lease intangibles	7,001	8,165
Total depreciation and amortization	$40,379	$43,318
Impairment
During the three months ended September 30, 2018, we recorded impairment losses of $1.3 million. $0.6 million of the impairment was recorded on a Vacant held for sale property. The remaining $0.7 million of impairment was recorded on six underperforming held for use properties.
During the three months ended September 30, 2017, we recorded impairment losses of $22.3 million. $19.8 million of the impairment was recorded on four Vacant held for use properties. The remaining $2.5 million of impairment was recorded on underperforming properties, comprised of $1.5 million recorded on one underperforming held for use property and $1.0 million recorded on three underperforming held for sale properties.
Gain on debt extinguishment
During the three months ended September 30, 2018, we did not extinguish any debt. During the three months ended September 30, 2017, we extinguished $49.8 million of mortgage debt related to two loans, resulting in a gain on debt extinguishment of $1.8 million primarily related to debt forbearance.
Gain on disposition of assets
During the three months ended September 30, 2018, we recorded net gains totaling $0.4 million. This gain was primarily attributable to the receipt of $0.4 million in insurance claim proceeds on a property sold in the second quarter of 2018.

We also sold one Vacant property during the three months ended September 30, 2018, resulting in a gain of $22.0 thousand.
For the same period in 2017, we disposed of 23 properties and recorded net gains totaling $10.1 million. There were $11.1 million in net gains on the sale of 11 active properties. These gains were partially offset by $1.0 million in net losses on the sale of 12 Vacant properties.
Preferred dividend income from SMTA
As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the three months ended September 30, 2018, we recognized preferred dividend income of $3.8 million from these shares.
LOSS FROM DISCONTINUED OPERATIONS
Subsequent to the completion of the Spin-Off of SMTA on May 31, 2018, the only activity recorded to discontinued operations were transaction costs associated with the Spin-Off itself. This resulted in a decrease in loss from discontinued operations compared to the three months ended September 30, 2017, which reflects three months of activity for the assets that were included in the Spin-Off.

Results of Continuing Operations
Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	% Change
Revenues:
Rentals	$290,549	$307,822	$(17,273)	(5.6)%
Interest income on loans receivable	2,410	2,392	18	0.8%
Earned income from direct financing leases	1,395	1,613	(218)	(13.5)%
Tenant reimbursement income	10,021	10,922	(901)	(8.2)%
Related party fee income	8,969	—	8,969	100.0%
Other income	2,298	1,139	1,159	NM
Total revenues	315,642	323,888	(8,246)	(2.5)%
Expenses:
General and administrative	39,843	46,789	(6,946)	(14.8)%
Property costs (including reimbursable)	15,529	19,193	(3,664)	(19.1)%
Real estate acquisition costs	143	851	(708)	(83.2)%
Interest	71,385	85,805	(14,420)	(16.8)%
Depreciation and amortization	121,015	130,634	(9,619)	(7.4)%
Impairments	6,254	60,258	(54,004)	(89.6)%
Total expenses	254,169	343,530	(89,361)	(26.0)%
Income (loss) from continuing operations before other income and income tax expense	61,473	(19,642)	81,115	NM
Other income:
Gain on debt extinguishment	27,092	1,769	25,323	NM
Gain on disposition of assets	827	21,986	(21,159)	(96.2)%
Preferred dividend income from SMTA	5,000	—	5,000	100.0%
Total other income	32,919	23,755	9,164	38.6%
Income from continuing operations before income tax expense	94,392	4,113	90,279	NM
Income tax expense	(475)	(421)	(54)	(12.8)%
Income from continuing operations	$93,917	$3,692	$90,225	NM

(Loss) income from discontinued operations	$(15,979)	$37,665	$(53,644)	NM
NM - Percentages over 100% are not displayed.
REVENUES
Rentals
Rental revenue from continuing operations for the comparative period decreased, primarily driven by a decrease in contractual rent. While we were a net acquirer of income producing real estate over the trailing twelve-month period, our contractual rental revenue between periods decreased 6.3% as a result of the timing of the acquisition/disposition activity, specifically with the majority of acquisitions closing towards the end of the trailing twelve-month period. During the twelve months ended September 30, 2018, we acquired 14 properties with a Real Estate Investment Value of $226.5 million, while disposing 37 properties with a Real Estate Investment Value of $165.3 million.
Non-cash rentals for the nine months ended September 30, 2018 and 2017 were $15.0 million and $19.5 million, respectively. These amounts represent approximately 5.2% and 6.3% of total rental revenue for the nine months ended September 30, 2018 and 2017, respectively.

Interest income on loans receivable
In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes. Subsequent to the Spin-Off, this holding is reflected as Investment in Master Trust 2014 on the accompanying consolidated balance sheet, and the related interest income resulted in an increase in interest income period-over-period. That increase was offset by a decrease in interest income from mortgage loans over the trailing twelve-month period, primarily as a result of the pay-off of one mortgage loan collateralized by 26 properties.
Tenant reimbursement income
We have a number of leases that require our tenants to reimburse us for certain property costs we incur, which we record on a gross basis. As such, tenant reimbursement income is driven by the tenant reimbursable property costs described below, less an allowance for reimbursable expenses determined to be uncollectible from our tenants.
Related party fee income
In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provide a management team that is responsible for implementing SMTA’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $6.7 million of revenues during the period from the Spin-Off to September 30, 2018.
Additionally, we provide property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. Therefore, during the period from the Spin-Off to September 30, 2018, we recognized $2.3 million in revenue under the terms of the Property Management and Servicing Agreement.
Other income
The driver for the increase in other income was the pre-payment penalty income of $1.0 million received in 2018 when one of our mortgage loans receivable, which was collateralized by 26 properties, was paid off prior to its scheduled maturity.
EXPENSES
General and administrative
The period-over-period decrease in general and administrative expenses is primarily due to a decrease in bad debt expense of $2.5 million period-over-period, as well as decreases in professional fees and compensation and benefits. The decrease in bad debt expense was primarily a result of certain properties operated by tenants in the convenience store, entertainment and sporting goods industries for which the rent had been determined to be uncollectible for the nine months ended September 30, 2017, whereas there was no bad debt expense recognized in continuing operations for the nine months ended September 30, 2018. The period-over-period decrease in compensation and benefits is primarily due to $11.1 million in severance related costs, comprising $4.2 million of cash compensation and $6.9 million of non-cash compensation, recorded in the nine months ended September 30, 2017 following the departure of one executive officer. This decrease was partially offset by $3.9 million of severance related costs, comprised of $2.1 million of cash compensation and $1.8 million of non-cash compensation recorded in the nine months ended September 30, 2018, following the departure of two executive officers. This reduction in severance related costs was partially offset by higher compensation recorded in the nine months ended September 30, 2018.
Property costs (including reimbursable)
For the nine months ended September 30, 2018, property costs were $15.5 million (including $12.0 million of tenant reimbursable expenses) compared to $19.2 million (including $11.9 million of tenant reimbursable expenses) for the same period in 2017. The decrease in non-reimbursable costs of $3.8 million was driven by a decrease in non-reimbursable property taxes on Vacant properties as a result of fewer total vacancies, as well as a decrease in property taxes on operating properties as a result of fewer tenant credit issues.

Interest
The decrease in interest expense is primarily related to the extinguishment of $277.8 million principal outstanding of Master Trust 2013 notes and CMBS debt during the twelve months ended September 30, 2018. Additionally, there was a decrease in interest expense for the Term Loan for the nine months ended September 30, 2018 as the facility was not utilized for the first half of 2018.
The following table summarizes our interest expense on related borrowings:

	Nine Months Ended September 30,
(In Thousands)	2018	2017
Interest expense – Revolving Credit Facility (1)	$6,134	$5,632
Interest expense – Term Loan	2,677	7,525
Interest expense – Senior Unsecured Notes	10,013	10,013
Interest expense – mortgages and notes payable	20,379	31,508
Interest expense – Convertible Notes	18,382	18,382
Non-cash interest expense:
Amortization of deferred financing costs	5,999	6,289
Amortization of debt discount, net	7,801	6,456
Total interest expense	$71,385	$85,805
(1) Includes facility fees of approximately $1.6 million for both the nine months ended September 30, 2018 and September 30, 2017.
Depreciation and amortization
During the twelve months ended September 30, 2018, we acquired 14 properties with a Real Estate Investment Value of $226.5 million, while disposing 37 properties with a Real Estate Investment Value of $165.3 million. While we were a net acquirer during the period (based on Real Estate Investment Value), depreciation and amortization decreased period-over-period as a result of timing of the acquisition/disposition activity, specifically with the majority of acquisitions closing towards the end of the trailing twelve-month period. The following table summarizes our depreciation and amortization expense:

	Nine Months Ended September 30,
(In Thousands)	2018	2017
Depreciation of real estate assets	$99,412	$105,437
Other depreciation	425	419
Amortization of lease intangibles	21,178	24,778
Total depreciation and amortization	$121,015	$130,634
Impairment
During the nine months ended September 30, 2018, we recorded impairment losses of $6.3 million. $1.9 million of the impairment was recorded on Vacant properties, comprised of $1.3 million recorded on three Vacant held for use properties and $0.6 million recorded on one Vacant held for sale property. The remaining $4.4 million of impairment was recorded on underperforming properties, comprised of $4.0 million recorded on 15 underperforming held for use properties and $0.4 million recorded on two underperforming held for sale properties.
During the nine months ended September 30, 2017, we recorded impairment losses of $60.3 million. $44.2 million of the impairment was recorded on Vacant properties, comprised of $33.3 million recorded on 15 Vacant held for use properties and $10.9 million recorded on ten Vacant held for sale properties. The remaining $16.1 million of impairment was recorded on underperforming properties, comprised of $14.8 million recorded on ten underperforming held for use properties and $1.3 million recorded on six underperforming held for sale properties.

Gain on debt extinguishment
During the nine months ended September 30, 2018, we extinguished $56.2 million of mortgage debt related to six defaulted loans on six underperforming properties, resulting in a gain on debt extinguishment of $27.9 million and sold our retained notes in Master Trust 2014 Series 2014-2 for a gain of $0.5 million. These gains were partially offset by the extinguishment of $127.3 million of Master Trust 2013 debt, which resulted in approximately $1.3 million in losses on debt extinguishment.
During the nine months ended September 30, 2017, we extinguished $101.0 million of mortgage debt related to four loans and recorded a $1.8 million gain.
Gain on disposition of assets
During the nine months ended September 30, 2018, we disposed of 18 properties and recorded net gains totaling $0.8 million. There were $1.7 million in net gains on the sale of nine active properties. These gains were partially offset by $0.7 million in net losses on the sale of three Vacant properties and $0.2 million in net other losses.
For the same period in 2017, we disposed of 97 properties and recorded net gains totaling $22.0 million. There were $29.6 million in net gains on the sale of 39 active properties. These gains were partially offset by $7.6 million in net losses on the sale of 58 Vacant properties.
Preferred dividend income from SMTA
As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. During the period from the Spin-Off to September 30, 2018, we recognized preferred dividend income of $5.0 million from these shares.
(LOSS) INCOME FROM DISCONTINUED OPERATIONS
Subsequent to the completion of the Spin-Off of SMTA on May 31, 2018, the only activity recorded to discontinued operations were transaction costs associated with the Spin-Off itself. Therefore, the nine months ended September 30, 2018 only reflect five months of activity for the assets that were included in the Spin-Off. This resulted in a decrease in (loss) income from discontinued operations compared to the nine months ended September 30, 2017, which reflects nine months of activity for the assets that were included in the Spin-Off.

Property Portfolio Information
PROPERTY PORTFOLIO DIVERSIFICATION

1,470	99.6%	49	252	32
Properties	Occupancy	States	Tenants	Industries
Diversification By Tenant
Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of September 30, 2018:

Tenant	Number of Properties	Square Feet (in thousands)	Percent of Contractual Rent

Walgreen Company	40	589	3.5%
Church's Chicken (Cajun Global, LLC)	170	243	3.4
Circle K (Alimentation Couche-Tard, Inc.)	82	248	3.0
The Home Depot, Inc.	7	821	2.8
CVS Caremark Corporation	35	435	2.5
Life Time Fitness, Inc.	5	588	2.4
GPM Investments, LLC	105	272	2.3
Albertsons (AB Acquisition, LLC)	16	734	1.9
Ferguson Enterprises, Inc.	7	1,003	1.7
PetSmart, Inc.	4	1,016	1.7
Other	993	21,401	74.8
Vacant	6	978	—
Total	1,470	28,328	100.0%
(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.
Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of September 30, 2018:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Retail	1,403	21,236	85.4%
Industrial	27	5,543	7.8
Office	37	1,120	5.2
Data Centers	3	429	1.6
Total	1,470	28,328	100.0%

Diversification By Industry
Industry concentration represents the industry's contribution to Contractual Rent of our owned real estate properties as of September 30, 2018:

Tenant Industry	Industry Category	Number of Owned Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Convenience Stores	Service	312	963	10.2%
Health and Fitness	Service	40	2,128	8.2
Restaurants - Quick Service	Service	332	686	7.2
Drug Stores / Pharmacies	Service	87	1,183	6.9
Movie Theaters	Service	32	1,636	6.4
Restaurants - Casual Dining	Service	101	727	5.9
Grocery	Retail	42	1,940	5.3
Home Improvement	Retail	14	1,653	4.2
Specialty Retail	Retail	62	1,682	3.9
Medical Office	Service	36	620	3.9
Home Furnishings	Retail	19	1,869	3.6
Entertainment	Service	22	842	3.0
Manufacturing	Industrial	13	1,875	2.8
Professional Services	Service	6	684	2.5
Car Washes	Service	35	183	2.4
Warehouse Clubs/Supercenters	Retail	9	883	2.2
Automotive Services	Service	54	419	2.1
Sporting Goods	Retail	13	667	2.0
Building Materials	Retail	9	1,047	1.9
Dollar Stores	Retail	70	718	1.7
Pet Supplies & Services	Retail	4	1,016	1.7
Distribution	Industrial	6	677	1.6
Education	Service	37	390	1.6
Automotive Dealers	Retail	10	297	1.5
Automotive Parts	Retail	54	383	1.5
General Merchandise	Retail	7	571	1.2
Office Supplies	Retail	17	458	1.2
Apparel	Retail	4	477	0.9
Travel Plaza	Service	3	48	0.8
Other	Other	6	244	0.8
Consumer Electronics	Retail	5	218	0.6
Discount Retailer	Retail	3	166	0.3
Vacant		6	978	—
Total		1,470	28,328	100.0%

Diversification By Geography
Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of September 30, 2018:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent

Texas	231	3,129	12.0%	Arkansas	33	283	1.2
Florida	106	1,261	7.5	Mississippi	30	295	1.2
Georgia	106	1,484	6.6	Nevada	2	934	1.1
California	23	1,271	6.1	Kansas	16	397	1.0
Ohio	76	1,129	5.0	Louisiana	17	189	1.0
Illinois	37	1,294	4.1	Idaho	11	236	1.0
Tennessee	52	1,245	3.9	Maryland	7	201	1.0
Michigan	73	1,018	3.7	Connecticut	5	686	1.0
Arizona	40	727	3.4	Iowa	11	186	0.8
Virginia	44	1,264	3.2	Utah	5	568	0.7
Missouri	54	939	3.0	North Dakota	5	234	0.7
South Carolina	28	535	2.5	Washington	7	114	0.7
Alabama	74	512	2.5	Maine	24	63	0.5
North Carolina	48	852	2.4	Oregon	4	144	0.5
Minnesota	24	764	2.3	Montana	3	152	0.5
Colorado	21	795	2.3	Massachusetts	2	131	0.5
Indiana	36	502	2.0	Wisconsin	7	137	0.3
Kentucky	31	448	1.9	Rhode Island	3	95	0.3
New York	24	704	1.9	West Virginia	10	64	0.3
New Mexico	26	440	1.8	Nebraska	5	136	0.2
New Jersey	11	590	1.5	U.S. V.I.	1	38	0.2
Oklahoma	49	412	1.5	Wyoming	1	35	0.1
Alaska	9	319	1.3	South Dakota	1	20	0.1
New Hampshire	16	640	1.3	Delaware	1	5	0.1
Pennsylvania	19	709	1.3	Vermont	1	2	*
* Less than 0.1%

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of September 30, 2018. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 9.7 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Contractual Rent Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Contractual Rent

Remainder of 2018	3	$2,020	378	0.5%
2019	20	6,138	529	1.6
2020	35	12,354	1,010	3.2
2021	116	30,762	2,399	8.0
2022	45	20,424	1,916	5.4
2023	111	37,335	3,780	9.8
2024	27	15,157	1,291	4.0
2025	36	16,458	1,270	4.3
2026	78	22,527	1,686	5.9
2027	114	33,064	2,277	8.7
2028 and thereafter	879	185,516	10,814	48.6
Vacant	6	—	978	—
Total owned properties	1,470	$381,755	28,328	100.0%
(1) Contractual Rent for properties owned at September 30, 2018 multiplied by twelve.
Liquidity and Capital Resources
SHARE REPURCHASE PROGRAM
In May 2018, our Board of Directors approved a new stock repurchase program, which authorizes the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with new proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources, including debt. As of September 30, 2018, no shares have been repurchased under this new program.
In August 2017, our Board of Directors approved a stock repurchase program, which authorized the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. During the nine months ended September 30, 2018, and prior to the SMTA Spin-Off, 21.2 million shares of the Company's common stock were repurchased in open market transactions under the stock repurchase program at a weighted average price of $7.90 per share. Fees associated with the nine month repurchases of $0.5 million are included in accumulated deficit on the consolidated balance sheets.
As of September 30, 2018, 30.7 million shares of our common stock have been repurchased in open market transactions since the authorization of the August 2017 stock repurchase program, at a weighted average price of $8.14 per share, and no additional capacity remains under this stock repurchase program. There were fees of $733.1 thousand associated with these repurchases.
SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES
On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities and borrowings under the Revolving Credit Facility and Term Loan. As of September 30, 2018, available liquidity was comprised of $643.0 million of borrowing capacity under the Revolving Credit Facility, $17.7 million in restricted cash and restricted cash equivalents and $7.6 million in cash and cash equivalents.
LONG-TERM LIQUIDITY AND CAPITAL RESOURSES
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, by obtaining asset level financing and by issuing fixed rate secured or unsecured notes and bonds. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership units would be exchangeable for cash or, at our election, shares of our common stock.
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
Revolving Credit Facility
As of September 30, 2018, the aggregate gross commitment under the Revolving Credit Facility was $800.0 million, which may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The Revolving Credit Facility also includes a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuances of letters of credit. Swing-line loans and letters of credit reduce availability under the Revolving Credit Facility on a dollar-for-dollar basis. The Revolving Credit Facility has an initial maturity of March 31, 2019, which is extendable for one year at our option, subject to the satisfaction of certain conditions.
The Operating Partnership may voluntarily prepay the Revolving Credit Facility, in whole or in part, at any time without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment of the Revolving Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the Credit Agreement). As of September 30, 2018, there were no subsidiaries that met this requirement.
As of September 30, 2018, the Revolving Credit Facility bore interest at 1-Month LIBOR plus 1.25%, with $157.0 million in borrowings outstanding, and a ratings-based facility fee in the amount of $0.5 million per quarter. As of September 30, 2018, there were no swing-line loans or letters of credit outstanding.
Term Loan
As of September 30, 2018, the Term Loan was fully drawn and bore interest at a rate of LIBOR plus 1.35% based on our credit rating. The borrowing capacity under the Term Loan may be increased from $420.0 million up to $600.0 million by exercising an accordion feature, subject to obtaining additional lender commitments. The Term Loan had an initial maturity date of November 2, 2018. In November 2018, we exercised the first of two options to extend the maturity date of the Term Loan to November 2, 2019, after which the maturity date may again be extended at our option pursuant to a second one-year extension option, subject to the satisfaction of certain conditions.
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
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans in the Collateral Pool. Proceeds from the sale of the assets are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At September 30, 2018, $7.4 million was held on deposit with the indenture trustees and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.
On May 21, 2018, the Company retired $123.1 million of Master Trust 2013 Series 2013-1 Class A notes. There was no make-whole payment associated with the redemption of these notes. During the nine months ended September 30, 2018 there were $15.2 million in prepayments on Master Trust 2013 Series 2013-2 Class A notes with $934 thousand in associated make-whole payments.
As of September 30, 2018, the Master Trust Notes notes were secured by 269 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Company. The outstanding series of Master Trust Notes was rated investment grade as of September 30, 2018.
The Master Trust 2013 notes are summarized below (dollars in thousands):

	Stated Rate	Maturity	September 30, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2013-1 Class A			$—	$125,000
Series 2013-2 Class A	5.3%	5.2	169,012	187,704
Total Master Trust 2013 notes	5.3%	5.2	169,012	312,704
Deferred financing costs, net			(4,389)	(6,021)
Total Master Trust 2013 notes, net			$164,623	$306,683
CMBS
As of September 30, 2018, we had seven fixed-rate CMBS loans with $275.5 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.51% and a weighted-average maturity of 4.7 years. Approximately 71% of this debt is partially amortizing and requires a balloon payment at maturity. These balances include one CMBS fixed-rate loan that is in default, discussed further below.

The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans, excluding the one defaulted loan and the property securing it, as of September 30, 2018 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total

Remainder of 2018	—	—	—	—%	$950	$—	$950
2019	—	—	—	—	3,905	—	3,905
2020	—	—	—	—	4,100	—	4,100
2021	—	—	—	—	4,365	—	4,365
2022	1	12	4.67%	4.67	4,617	42,400	47,017
Thereafter	5	88	5.23% - 6.00%	5.48	7,274	197,980	205,254
Total	6	100		5.35%	$25,211	$240,380	$265,591
CMBS Liquidity Matters
As of September 30, 2018, we are in default on one CMBS fixed-rate loan due to the underperformance of the property securing the loan. The aggregate principal balance under the defaulted loan was $9.9 million, including $3.1 million of accrued interest. We believe the value of the one property is less than the related debt. As a result, we have notified the special servicer for this loan that we anticipate either surrendering the associated property or selling it in exchange for relieving the indebtedness of our special purpose borrower.
The following table provides key elements of the defaulted mortgage loan as of September 30, 2018 (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized interest (1)	Total Debt Outstanding	Stated Rate	Default Rate	Accrued Interest (1)

Manufacturing	1	$693	$—	$6,734	$3,135	$9,869	5.85%	9.85%	$81
(1) Interest capitalized to principal that remains unpaid.
Related Party Mortgage Loans Payable
Wholly-owned subsidiaries of Spirit are the borrower on four mortgage loans payable held by SMTA and secured by six single-tenant commercial properties owned by the Company. In total, these mortgage notes had outstanding principal of $28.6 million at September 30, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheet. As of September 30, 2018, these mortgage notes have a weighted average stated interest rate of 1.00%, a weighted average term of 9.5 years and are eligible for early repayment without penalty.
Convertible Notes
The Convertible Notes are comprised of two series of notes: $402.5 million aggregate principal amount of 2.875% convertible notes maturing on May 15, 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. As of September 30, 2018, the carrying amount of the Convertible Notes was $726.3 million, net of discounts (primarily consisting of the value of the embedded conversion feature) and unamortized deferred financing costs.
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
The conversion rate for each series of the Convertible Notes is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of September 30, 2018, the conversion rate was 86.9923 per $1,000 principal note. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.
DEBT MATURITIES
Future principal payments due on our various types of debt outstanding as of September 30, 2018 (in thousands):

	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter

Revolving Credit Facility (1)	$157,000	$—	$157,000	$—	$—	$—	$—
Term Loan (2)	420,000	420,000	—	—	—	—	—
Senior Unsecured Notes	300,000	—	—	—	—	—	300,000
Master Trust Notes	169,012	1,158	4,788	5,055	5,333	5,629	147,049
CMBS (3)	275,460	10,819	3,905	4,100	4,365	47,017	205,254
Related Party Mortgages	28,630	740	2,979	3,008	3,039	3,069	15,795
Convertible Notes	747,500	—	402,500	—	345,000	—	—
	$2,097,602	$432,717	$571,172	$12,163	$357,737	$55,715	$668,098
(1) The Revolving Credit Facility is extendible for one year at the borrower's option.
(2) In November 2018, Spirit exercised its option to extend the maturity date of the Term Loan of $420.0 million to November 2, 2019.
(3) The CMBS payment balance in 2018 includes the aggregate principal balance under the one defaulted loan of $9.9 million, which includes $3.1 million of capitalized interest.
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
Cash Flows
The following table presents a summary of our cash flows for the nine months ended September 30, 2018 and September 30, 2017, respectively:

	Nine Months Ended September 30,
	2018	2017	Change
	(in Thousands)
Net cash provided by operating activities	$233,812	$299,403	$(65,591)
Net cash (used in) provided by investing activities	(237,391)	31,445	(268,836)
Net cash used in financing activities	(85,829)	(259,455)	173,626
Net (decrease) increase in cash, cash equivalents and restricted cash	$(89,408)	$71,393	$(160,801)
As of September 30, 2018, we had $25.3 million of cash, cash equivalents and restricted cash as compared to $114.7 million as of December 31, 2017 and $108.3 million as of September 30, 2017.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The decrease in net cash provided by operating activities was primarily attributable to:

•	a decrease in cash rental revenue of $81.6 million,

•	a decrease in tenant reimbursement income of $2.3 million,

•	an increase in transaction costs of $17.8 million.
This decrease was offset by:

•
a decrease in compensation and benefit expenses of $2.8 million, primarily due to $4.2 million of cash severance charges during the nine months ended September 30, 2017, compared to $2.1 million of cash severance charges incurred during the nine months ended September 30, 2018, a decrease in cash interest expense of $25.6 million, and

•	a decrease in property costs of $8.0 million, primarily due to a reduction in Vacant properties.
Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the nine months ended September 30, 2018 included $242.5 million for the acquisition of 14 properties, $26.8 million of capitalized real estate expenditures, and $35.5 million for investments in loans receivable. These outflows were partially offset by $41.5 million in net proceeds from the disposition of 18 properties and $25.9 million in collections of principal on loans receivable.
During the same period in 2017, net cash provided by investing activities primarily consisted of $278.5 million for the acquisition of 39 properties, $34.9 million of capitalized real estate expenditures and $5.0 million for investments in loans receivable. These outflows were partially offset by $342.0 million in net proceeds from the disposition of 161 properties and $7.8 million in collections of principal on loans receivable.

Financing Activities
Generally, our net cash used in financing activities is impacted by our borrowings under our Revolving Credit Facility and Term Loan, issuances of net-lease mortgage notes, common stock offerings and repurchases and dividend payments on our common and preferred stock.
Net cash used in financing activities during the nine months ended September 30, 2018 was primarily attributable to common stock share repurchases totaling $170.5 million, payment of dividends to equity owners of $244.4 million, the transfer of $73.1 million in cash, cash equivalents and restricted cash to SMTA in conjunction with the Spin-Off and the net repayment of $63.4 million on mortgages and notes payable, partially offset by net borrowings of $465.0 million under our Revolving Credit Facility and Term Loan.
During the same period in 2017, net cash used in financing activities was primarily attributable to common stock repurchases of $225.7 million, payments of dividends to equity owners of $257.1 million, and payments on mortgages and notes payable of $76.4 million. These amounts were partially offset by net borrowings under our Revolving Credit Facility of $300.0 million.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any material off-balance sheet arrangements.
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
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. Accordingly, AFFO should be considered only as a supplement to net income (loss) attributable to common stockholders as a measure of our performance. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring costs, other general and administrative costs associated with relocation of our headquarters, transaction costs associated with our Spin-Off, default interest on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above and below market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs' AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income determined in accordance with GAAP as a performance measure. A reconciliation of our FFO and AFFO to net income (loss) attributable to common stockholders (computed in accordance with GAAP) is included in the financial information accompanying this report.
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
Adjusted EBITDAre and Annualized Adjusted EBITDAre
Adjusted EBITDAre represents earnings before interest, taxes, depreciation and amortization for real estate, modified to include other adjustments to GAAP net income (loss) for transaction costs, adjustments for revenue producing acquisitions and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter, severance charges, real estate acquisition costs, debt extinguishment gains (losses) and other items that we do not consider to be indicative of our on-going operating performance. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should not be considered alternatives to net income (loss) or as an indicator of financial performance. A reconciliation of net income (loss) attributable to common stockholders (computed in accordance with GAAP) to EBITDAre and Adjusted EBITDAre is included in the financial information accompanying this report.
Annualized Adjusted EBITDAre is calculated by multiplying Adjusted EBITDAre of a quarter by four. Our computation of Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology used by other equity REITs to calculate these measures and, therefore, may not be comparable to such other REITs. A reconciliation of Annualized Adjusted EBITDAre is included in the financial information accompanying this report.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to common stockholders	$27,468	$5,322	$70,174	$41,357
Add/(less):
Portfolio depreciation and amortization	40,237	63,530	156,051	192,465
Portfolio impairments	1,279	37,737	17,197	88,109
Gain on disposition of assets	(436)	(8,707)	(553)	(40,197)
Total adjustments to net income	41,080	92,560	172,695	240,377
FFO attributable to common stockholders	$68,548	$97,882	$242,869	$281,734
Add/(less):
Gain on debt extinguishment	—	(1,792)	(26,729)	(1,770)
Real estate acquisition costs	26	196	482	773
Transaction costs	966	2,660	20,931	3,145
Non-cash interest expense	4,526	5,810	18,330	16,937
Accrued interest and fees on defaulted loans	286	1,344	1,137	2,917
Straight-line rent, net of related bad debt expense	(3,582)	(3,217)	(12,226)	(13,427)
Other amortization and non-cash charges	(892)	(743)	(1,586)	(2,447)
Non-cash compensation expense (1)	3,084	2,339	12,189	13,778
Total adjustments to FFO	4,414	6,597	12,528	19,906
AFFO attributable to common stockholders	$72,962	$104,479	$255,397	$301,640

Dividends declared to common stockholders	$53,546	$82,062	$209,270	$251,606

Net income per share of common stock
Basic	$0.06	$0.01	$0.16	$0.09
Diluted	$0.06	$0.01	$0.16	$0.09

FFO per share of common stock - Diluted (1)	$0.16	$0.21	$0.56	$0.59

AFFO per share of common stock - Diluted (1)	$0.17	$0.23	$0.59	$0.64

Weighted average shares of common stock outstanding:
Basic	426,678,579	456,671,617	433,162,760	472,698,692
Diluted	427,890,152	456,671,617	433,940,701	472,698,692
(1) For the three months ended September 30, 2018 and 2017, dividends paid to unvested restricted stockholders of $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2018 and 2017, dividends paid to unvested restricted stockholders of $0.9 million and $0.7 million, respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre - Leverage
The following provides a calculation of adjusted debt and a reconciliation of EBITDAre and annualized adjusted EBITDAre (dollars in thousands):

September 30,
2018	2017
(Unaudited)
Revolving Credit Facility	$157,000	$386,000
Term Loan, net	419,920	419,091
Unsecured Senior Notes, net	295,654	295,242
Mortgages and notes payable, net	465,433	2,050,302
Convertible Notes, net	726,261	712,510
2,064,268	3,863,145
Add/(less):
Unamortized debt discount, net	17,406	43,327
Unamortized deferred financing costs	15,928	31,013
Cash and cash equivalents	(7,578)	(11,947)
Restricted cash balances held for the benefit of lenders	(17,721)	(96,344)
Total adjustments	8,035	(33,951)
Adjusted Debt	$2,072,303	$3,829,194

Three Months Ended September 30,
2018	2017
(Unaudited)
Net income	$30,056	$5,322
Add/(less):
Interest	24,784	48,680
Depreciation and amortization	40,379	63,673
Income tax expense	135	(11)
Gain on disposition of assets	(436)	(8,707)
Impairments on real estate assets	1,279	37,737
Total adjustments	66,141	141,372
EBITDAre	$96,197	$146,694
Add/(less):
Adjustments to revenue producing acquisitions and dispositions (1)	2,617	—
Transaction costs	966	2,660
Real estate acquisition costs	26	196
Gain on debt extinguishment	—	(1,792)
Total adjustments to EBITDAre	3,609	1,064
Adjusted EBITDAre	$99,806	$147,758
Annualized Adjusted EBITDAre (2)	$399,224	$591,032

Adjusted Debt / Annualized Adjusted EBITDAre	5.2	x	6.5	x

(1) Revenue producing acquisitions and dispositions were adjusted as if such acquisitions and dispositions had occurred at the beginning of the quarter.
(2) Adjusted EBITDAre for the quarter, multiplied by four.

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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of September 30, 2018, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of September 30, 2018, $1.5 billion of our indebtedness was fixed-rate, consisting of our Master Trust Notes, fixed-rate CMBS and mortgage loans, Senior Unsecured Notes and Convertible Notes, with a weighted average stated interest rate of 4.09%, excluding amortization of deferred financing costs and debt discounts/premiums. As of September 30, 2018, $577.0 million of our indebtedness was variable-rate, consisting of our Revolving Credit Facility and our Term Loan with a weighted average stated interest rate of 3.52%. If 1-Month LIBOR as of September 30, 2018 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $577.0 million outstanding under the Revolving Credit Facility and Term Loan would impact our future earnings and cash flows by $5.8 million.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of September 30, 2018 are as follows (in thousands):

	Carrying Value	Estimated Fair Value

Revolving Credit Facility	$157,000	$157,957
Term Loan, net(1)	419,920	420,473
Senior Unsecured Notes, net(1)	295,654	287,667
Mortgages and notes payable, net(1)	465,433	484,629
Convertible Notes, net(1)	726,261	751,928
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures
SPIRIT REALTY CAPITAL, INC.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2018 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.
SPIRIT REALTY, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2018 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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
Item 1A. Risk Factors.
As previously disclosed, on May 31, 2018, the Company completed the Spin-Off of the assets that collateralize Master Trust 2014, properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA. As a result of the Spin-Off, the Company and Operating Partnership have updated Part I, Item 1A. Risk Factors in the 2017 Form 10-K to describe certain risks related to the Spin-Off and the Company and Operating Partnership's relationship with SMTA below, and the below supersedes and replaces the risks factors under Part I, Item 1A. Risk Factors in the 2017 Form 10-K.
RISKS RELATED TO OUR BUSINESS AND PROPERTIES
Risks related to commercial real estate ownership could reduce the value of our properties.
Our core business is the ownership of real estate that is leased to retail, service and distribution companies on a triple-net basis. Accordingly, our performance is subject to risks inherent to the ownership of commercial real estate, including:

•	inability to collect rent from tenants due to financial hardship, including bankruptcy;

•	changes in local real estate markets resulting in the lack of availability or demand for single-tenant retail space;

•	changes in consumer trends and preferences that reduce the demand for products/services of our tenants;

•	inability to lease or sell properties upon expiration or termination of existing leases;

•	environmental risks related to the presence of hazardous or toxic substances or materials on our properties;

•	subjectivity of real estate valuations and changes in such valuations over time;

•	illiquid nature of real estate compared to most other financial assets;

•	changes in laws and regulations, including those governing real estate usage and zoning;

•	changes in interest rates and the availability of financing; and

•	changes in the general economic and business climate.
The occurrence of any of the risks described above may cause the value of our real estate to decline, which could materially and adversely affect us.
Credit and capital market conditions may adversely affect our access to and/or the cost of capital.
Periods of volatility in the credit and capital markets negatively affect the amounts, sources and cost of capital available to us. We primarily use external financing to fund acquisitions and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition activity and/or to take other actions to fund our business activities and repayment of debt, such as selling assets. To the extent that we access capital at a higher cost (reflected in higher interest rates for debt financing or lower stock price for equity financing), our acquisition yields, earnings per share and cash flow could be adversely affected.
Our tenants may fail to successfully operate their businesses, which could adversely affect us.
The success of our investments is materially dependent on the financial stability of our tenants’ financial condition and leasing practices. Adverse economic conditions such as high unemployment levels, interest rates, tax rates and fuel and energy costs may have an impact on the results of operations and financial condition of our tenants and result in a decline in rent or an increased incidence of default under existing leases. Such adverse economic conditions may also reduce overall demand for rental space, which could adversely affect our ability to maintain our current tenants and attract new tenants.
At any given time, our tenants may experience a downturn in their business that may weaken the operating results and financial condition of individual properties or of their business as whole. As a result, a tenant may delay lease commencement, decline to extend a lease upon its expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage and pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Although our occupied properties are generally operationally essential to our tenants, meaning the property is essential to the tenant’s generation of sales and profits, this does not guarantee that a tenant’s operations at a particular property will be successful or that the tenant will be able to meet all of its obligations to us. Our tenants’ failure to successfully operate their businesses could materially and adversely affect us.
Single-tenant leases involve particular and significant risks related to tenant default.
Our strategy focuses primarily on investing in single-tenant triple-net leased properties throughout the U.S. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant reduction in, or elimination of, our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. The failure or default of a tenant under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to individually remove underperforming properties from the portfolio of properties leased from us, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration. The default of a tenant that leases multiple properties from us could materially and adversely affect us.
A substantial portion of our properties are leased to unrated tenants and the tools we use to measure the credit quality of such tenants may not be accurate.
A substantial portion our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be credit worthy. Many of our tenants are required to provide financial information, which includes balance sheet, income statement and cash flow statement data, on a quarterly and/or annual basis, and, as of September 30, 2018, approximately 43.7% of our lease investment portfolio required the tenant to provide property-level performance information, which includes income statement data on a quarterly and/or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an EDF and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s, S&P, or another nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.
Decrease in demand for retail and restaurant space may materially and adversely affect us.
As of September 30, 2018, leases representing approximately 33.7% and 13.1% of our Contractual Rent were with tenants in the retail and restaurant industries, respectively, and we may acquire additional retail and restaurant properties in the future. Accordingly, decreases in the demand for retail and/or restaurant spaces adversely impact us. The market for retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the retail and restaurant industries, the excess amount of retail and restaurant space in a number of markets and, in the case of the retail industry, increasing consumer purchases through catalogs or over the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for retail and restaurant space, which could materially and adversely affect us.
High geographic concentration of our properties could magnify the effects of adverse economic or regulatory developments in such geographic areas on our operations and financial condition.
As of September 30, 2018, 12.0% of our portfolio (as a percentage of Contractual Rent) was located in Texas, representing the highest concentration of our assets. Geographic concentration exposes us to greater economic or regulatory risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
Our results of operations depend on our ability to strategically lease space in our properties (by renewing or re-leasing expiring leases and leasing vacant space), optimize our tenant mix or lease properties on more economically favorable terms. As of September 30, 2018, leases representing approximately 0.5% of our rental revenue will expire during the remainder of 2018. As of September 30, 2018, six of our properties, representing 0.4% of our total economically yielding owned properties, were vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. We may experience significant costs in connection with renewing, leasing or re-leasing a significant number of our properties, which could materially and adversely affect us.
Our ability to realize future rent increases will vary depending on changes in the CPI.
Most of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Although 66.8% of our rent escalators increase rent at a fixed amount on fixed dates, as of September 30, 2018, approximately 18.7% (excluding leases on multi-tenant properties) of our rent escalators increase rent by a multiple of any increases in the CPI or the lesser of (a) a multiple of any increase in the CPI over a specified period or (b) a fixed percentage. If the product of any increase in the CPI multiplied by the applicable factor is less than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on a fixed percentage. Therefore, during periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed percentages or amounts. Conversely, if the product of any increase in the CPI multiplied by the applicable factor is more than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on an increase in CPI. Therefore, periods of high inflation will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on CPI increases.
The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.
The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases. In particular, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States, and revenues generated from retail tenants represented approximately 33.7% of our Contractual Rent for the month ended September 30, 2018. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms.
Moreover, tenants who are considering filing for bankruptcy protection may request that we agree to amendments of their master leases to remove certain of the properties they lease from us under such master leases. We cannot guarantee that we will be able to sell or re-lease such properties or that lease termination fees, if any, received in exchange for such releases will be sufficient to make up for the rental revenues lost as a result of such lease amendments. As a result, tenant bankruptcies may materially and adversely affect us.

Property vacancies could result in significant capital expenditures and illiquidity.
The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Many of the leases we enter into or acquire are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.
Our future results will suffer if we do not effectively manage our expanded operations.
We may continue to expand our operations through additional acquisitions and other strategic transactions, and modernize our information technology and management systems through new systems implementations, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs and regulatory compliance, and develop and maintain other necessary systems, processes and internal controls. We cannot guarantee that our expansion or acquisition opportunities will be successful or that we will realize their expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, or our future acquisitions may not yield the returns we expect.
Our ability to expand through acquisitions requires us to identify and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. We continually evaluate investment opportunities and may acquire properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:

•
we face competition from other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;

•	we face competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may be unsuccessful in managing and leasing such properties in accordance with our expectations;

•	our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property;

•
we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an acquisition opportunity after incurring expenses related thereto;

•	we may fail to obtain financing for an acquisition on favorable terms or at all;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; or

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If any of these risks are realized, we may be materially and adversely affected.

Any material failure, weakness, interruption or breach in security of our information systems could prevent us from effectively operating our business.
We rely on information systems across our operations and corporate functions, including finance and accounting, and depend on such systems to ensure payment of obligations, collection of cash, data warehousing to support analytics, and other various processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems, such as in the event of cyber-attacks, could result in the theft of intellectual property, personal information or personal property, damage to our reputation and third-party claims, as well as reduced efficiency in our operations and in the accuracy in our internal and external financial reporting. The remediation of such problems could result in significant unplanned expenditures.
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
The real estate investments made, and expected to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial or investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objective by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of the jurisdiction in which a property is located.
In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may materially and adversely affect us.
We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties, and competition for acquisitions may reduce the number of acquisitions we are able to complete and increase the costs of these acquisitions.
We compete with numerous developers, owners and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, below-market renewal options or other lease incentive payments in order to retain tenants when our leases expire. Competition for tenants could decrease or prevent increases of the occupancy and rental rates of our properties, which could materially and adversely affect us.
We also face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other types of investment. Accordingly, competition for the acquisition of real property could materially and adversely affect us.
The loss of a borrower or the failure of a borrower to make loan payments on a timely basis will reduce our revenues, which could lead to losses on our investments and reduced returns to our stockholders.
We have originated or acquired long-term, commercial mortgage and other loans. The success of our loan investments is materially dependent on the financial stability of our borrowers. The success of our borrowers is dependent on each of their individual businesses and their industries, which could be affected by economic conditions in general, changes in consumer trends and preferences and other factors over which neither they nor we have control. A default of a borrower on its loan payments to us that would prevent us from earning interest or receiving a return of the principal of our loan could materially and adversely affect us. In the event of a default, we may also experience delays in enforcing our rights as lender and may incur substantial costs in collecting the amounts owed to us and in liquidating any collateral.
Foreclosure and other similar proceedings used to enforce payment of real estate loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of that party’s default. Foreclosure and other similar laws may limit our right to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any of these principles may lead to a loss or delay in the payment on loans we hold, which in turn could reduce the amounts we have available to make distributions. Further, in the event we have to foreclose on a property, the amount we receive from the foreclosure sale of the property may be inadequate to fully pay the amounts owed to us by the borrower and our costs incurred to foreclose, repossess and sell the property which could materially and adversely affect us.
Our investments in mortgage loans may be affected by unfavorable real estate market conditions, including interest rate fluctuations, which could decrease the value of those loans.
Our investments in mortgage loans are subject to risk of default by the borrowers and to interest rate risks. To the extent we incur delays in liquidating defaulted mortgage loans, we may not be able to obtain all amounts due to us under such loans. Further, we will not know whether the values of the properties securing the mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans or the dates of our investment in the loans. If the values of the underlying properties decline, the value of the collateral securing our mortgage loans will also decline and if we were to foreclose on any of the properties securing the mortgage loans, we may not be able to sell or lease them for an amount equal to the unpaid amounts due to us under the mortgage loans. As such, defaults on mortgage loans in which we invest may materially and adversely affect us.
Inflation may materially and adversely affect us and our tenants.
Increased inflation could have a negative impact on variable-rate debt we currently have or that we may incur in the future. Our leases typically contain provisions designed to mitigate the adverse impact of inflation on our results of operations. Because tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not affect us. However, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expenses, which could increase our exposure to inflation. Additionally, the increases in rent provided by many of our leases may not keep up with the rate of inflation. Increased costs may also have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us.
The market price and trading volume of our common stock may fluctuate or decline.
The market price and trading volume of our common stock may fluctuate widely due to various factors, including:

•	actual or anticipated variations in our or our competitors' quarterly operating results or distributions;

•	publication of research reports about us, our competitors or the real estate industry;

•	adverse market reaction to any additional indebtedness we incur or debt or equity securities we or the Operating Partnership issue in the future;

•	additions or departures of key management personnel;

•	changes in our credit ratings;

•	the financial condition, performance and prospects of our tenants; and

•	the realization of any of the other risk factors presented in this Quarterly Report on Form 10-Q.
We may issue shares of our common stock or other securities without stockholder approval, including shares issued to satisfy REIT dividend distribution requirements. The Operating Partnership may issue partnership interests to third parties, and such partnership interests would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when partnership interests in the Operating Partnership are issued. Our existing stockholders have no preemptive rights to acquire any of these securities, and any issuance of equity securities by us or the Operating Partnership may dilute stockholder investment.

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting in the future, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover any such weaknesses or deficiencies, we will make efforts to further improve our internal control over financial reporting controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on the NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.
Changes in market interest rates may adversely impact the value of our common stock.
The market price of our common stock will generally be influenced by the dividend yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher dividend yield. However, higher market interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.
Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.
In order to maintain our qualification as a REIT, we are required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.
If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.
Historically, we have raised a significant amount of debt capital through our asset-backed securitization program and the CMBS market. We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. On May 31, 2018, in conjunction with the Spin-Off, we contributed Master Trust 2014 to SMTA. As of September 30, 2018, we had issued notes under our asset-backed securitization program in one class (Series 2013-2 Class A) with an outstanding principal balance of $169.0 million. These Master Trust Notes had a maturity of 5.2 years as of September 30, 2018. In addition, we had CMBS loans with an aggregate outstanding principal balance of $275.5 million and an average maturity of 4.7 years as of September 30, 2018. Our obligations under these loans are generally secured by liens on certain of our properties.  No assurance can be given that the CMBS market will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our asset-backed securitization program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.
Dispositions of real estate assets could change the holding period assumption in our valuation analyses, which could result in material impairment losses and adversely affect our financial results.
We evaluate real estate assets for impairment based on the projected cash flow of the asset over our anticipated holding period. If we change our intended holding period due to our intention to sell or otherwise dispose of an asset, we must reevaluate whether that asset is impaired under GAAP. Depending on the carrying value of the property at the time we change our intention and the amount that we estimate we would receive on disposal, we may record an impairment loss that would adversely affect our financial results. This loss could be material to our assets in the period that it is recognized.
Loss of our key personnel with long-standing business relationships could materially impair our ability to operate successfully.
Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly our President and Chief Executive Officer, Jackson Hsieh, who has extensive market knowledge and relationships and exercises substantial influence over our operational, financing, acquisition and disposition activity.
Many of our other key executive personnel, particularly our executive and senior vice presidents, also have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel and arranging necessary financing. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and industry personnel, which could materially and adversely affect us.
We may become subject to litigation, which could materially and adversely affect us.
In the ordinary course of business, we may become subject to litigation, including claims relating to our operations, security offerings and otherwise. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.
Costs of compliance with, or liabilities related to, environmental laws may materially and adversely affect us.
The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

There may be environmental liabilities associated with our properties of which we are unaware. We obtain Phase I environmental site assessments on all properties we finance or acquire. The Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain ACM. Strict environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Strict environmental laws also apply to other activities that can occur on a property, such as air emissions and water discharges, and such laws may impose fines and penalties for violations.
The presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.
In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property, which may affect such tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments.
Our environmental liabilities may include property damage, personal injury, investigation and clean-up costs. These costs could be substantial. Although we may obtain insurance for environmental liability for certain properties that are deemed to warrant coverage, our insurance may be insufficient to address any particular environmental situation and we may be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future. If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental liability insurance policy will depend on the financial stability of our insurance company and the position it takes with respect to our insurance policies. If we were to become subject to significant environmental liabilities, we could be materially and adversely affected.
Most of the environmental risks discussed above refer to properties that we own or may acquire in the future. However, each of the risks identified also applies to the owners (and potentially, the lessees) of the properties that secure each of the loans we have made and any loans we may acquire or make in the future. Therefore, the existence of environmental conditions could diminish the value of each of the loans and the abilities of the borrowers to repay the loans and could materially and adversely affect us.
Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, should our tenants or their employees or customers be exposed to mold at any of our properties we could be required to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, exposure to mold by our tenants or others could subject us to liability if property damage or health concerns arise. If we were to become subject to significant mold-related liabilities, we could be materially and adversely affected.
Insurance on our properties may not adequately cover all losses, which could materially and adversely affect us.
Our tenants are required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Pursuant to such leases, our tenants are generally required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.
Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property. Furthermore, in the event we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.
Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures that materially and adversely affect us.
Our properties are subject to the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases and financing agreements to cover costs associated with compliance, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, our tenants' ability to cover the costs could be adversely affected. We may be required to expend our own funds to comply with the provisions of the ADA, which could materially and adversely affect us.
In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which would require significant unanticipated expenditures by us and could materially and adversely affect us.
Changes in accounting standards may materially and adversely affect us.
From time to time the FASB, and the SEC, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could materially and adversely affect our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.
The SEC is currently considering whether issuers in the U.S. should be required to prepare financial statements in accordance with IFRS instead of GAAP. IFRS is a comprehensive set of accounting standards promulgated by the IASB, which are rapidly gaining worldwide acceptance. The SEC currently has not finalized the time frame it expects that U.S. issuers would first report under the new standards. If IFRS is adopted, the potential changes associated with the adoption or convergence with IFRS, may materially and adversely affect us.
Additionally, the FASB is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. In particular, FASB issued a new accounting standard that requires companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. For public companies, this new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet” upon adoption of this rule. This change removes many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. Additionally, it could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on the balance sheet. This new standard could also make lease renewal options less attractive, because, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
In the future, we may choose to acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.
In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in the Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
Risks Related to Our Relationship with SMTA
Our relationship with SMTA involves certain risks and uncertainties, many of which are beyond our control.
Our relationship with SMTA involves certain risks and uncertainties, many of which are beyond our control. If any of the following risks, as well as others described in this report, occur, SMTA’s business, financial condition, liquidity and results of operations could be materially and adversely affected. As discussed below, if this were to happen, SMTA’s obligation and/or ability to make cash payments or distributions to us, including under the Asset Management Agreement and as holders of SMTA Preferred Stock, may be limited or eliminated and we could lose all or a part of the value of our investment in the SMTA Preferred Stock (as defined below).

•	SMTA’s tenants may fail to successfully operate their businesses, which could adversely affect SMTA.

•
A substantial number of SMTA’s properties are leased to one tenant, Shopko, which SMTA reported represented 18.3% of Contractual Rent at September 30, 2018. As such, any default, breach or delay in the payment of rent by Shopko may materially and adversely affect SMTA. Shopko is subject to certain risks that could adversely affect its performance and thus its ability to pay SMTA rent, and we continue to be concerned about Shopko’s ongoing ability to meet its obligations to SMTA under its leases.

•
SMTA’s ongoing business strategy involves the selling down of real estate assets leased to Shopko; however, SMTA may be unable to sell such assets at acceptable terms and conditions or to control the timing of such sales, and SMTA’s sales must be consistent with its qualification and taxation as a REIT.

•	A substantial portion of SMTA’s properties are leased to unrated tenants, and the tools we, as external manager, use to measure the credit quality of such tenants may not be accurate.

•	Decrease in demand for retail and restaurant space may materially and adversely affect SMTA.

•
We, as external manager, and SMTA may be unable to identify and complete acquisitions of suitable properties, which may impede its growth, or its future acquisitions may not yield the returns we expect.

•
SMTA faces significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of its properties, and competition for acquisitions may reduce the number of acquisitions we, as external manager, and SMTA are able to complete and increase the costs of these acquisitions.

•	SMTA’s growth depends on external sources of capital that are outside of its control and may not be available to SMTA on commercially reasonable terms or at all.

•
SMTA reported that, as of September 30, 2018, it had approximately $2.03 billion aggregate principal amount of indebtedness outstanding, which may expose it to the risk of default under its debt obligations, limit its ability to obtain additional financing and affect the market price of SMTA’s common shares and, consequently, our ability to earn a cash promote payment.

•
SMTA’s board of trustees may change its investment and financing policies without shareholder approval, and SMTA may become more highly leveraged, which may increase SMTA's risk of default under its debt obligations.

•	Current market conditions could adversely affect SMTA’s ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all.

•
Failure to maintain SMTA’s qualification as a REIT would have significant adverse consequences to SMTA, the market price of SMTA’s common shares and, consequently, our ability to earn a cash promote payment.

We have no history operating as an external manager to another entity, and our inability to do so successfully could impact our business and reputation.
In connection with the Spin-Off, we entered into an Asset Management Agreement with SMTA (the “Asset Management Agreement”) pursuant to which we agreed to act as the external manager for SMTA. We have no history operating as an external manger to another entity. SMTA has no employees and is completely reliant on us for the effective operation of its business. The officers and other individuals who perform services for SMTA are our employees, including certain of our key employees. Such employees may dedicate substantial time to and become distracted by financial or operational developments related to SMTA, and we may experience difficulties in appropriately allocating resources between us and SMTA, which could materially and adversely affect our business and our ability to achieve our objectives. Additionally, the base management fee that we receive under the Asset Management Agreement is fixed for the first three years, and such fee may not reflect our actual expenses or time spent externally managing SMTA.
Alternatively, we may dedicate substantial time to and become distracted by financial or operational developments related to our business and activities unrelated to SMTA. Should we fail to allocate sufficient resources to perform our responsibilities to SMTA for any reason, SMTA may be unable to achieve its objectives, which could, among other things, impact our ability to receive fees, including a promote payment, under the Asset Management Agreement.
Any potentially negative matters concerning SMTA could harm our reputation and business and materially and adversely affect the trading price of our common stock.
Under the Asset Management Agreement, SMTA has a license to use the name “Spirit.” Because news coverage of events often fail to appropriately distinguish between legal entities with similar names, investors may impute to us any unfavorable information about SMTA, including financial or operational developments related to SMTA and/or the trading price of SMTA’s common stock that are unrelated to our economic relationship with and interest in SMTA, that could harm our reputation and business and materially and adversely affect the trading price of our common stock.
Under certain circumstances, SMTA may pay us the management fee due under the Asset Management Agreement in SMTA Preferred Stock rather than cash, which would adversely affect our cash flow, AFFO and AFFO per share, as well as increase the risks related to our ownership of SMTA Preferred Stock.
Pursuant to the Asset Management Agreement, SMTA is required to pay us an annual management fee of $20.0 million, payable in equal monthly installments, in arrears. However, in the event of a “Management Fee PIK Event,” all or a portion of such fee may be paid in 10% series A preferred shares of beneficial interest, par value $0.01 per share, of SMTA (“SMTA Preferred Stock”). A “Management Fee PIK Event” means (i) a good faith determination by SMTA’s board of trustees that forgoing the payment of all or any portion of the monthly installment of the management fee is necessary for SMTA to have sufficient funds to declare and pay dividends in cash required to be paid in cash in order for it to maintain its status as a REIT under the Internal Revenue Code of 1986, as amended, and to avoid incurring income or excise taxes, in which case such necessary portion shall be paid in SMTA Preferred Stock, or (ii) the occurrence and continuation of an “Early Amortization Event,” “Event of Default” or “Sweep Period,” in each case as defined pursuant under the Second Amended and Restated Master Indenture, dated as of May 20, 2014, among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., as amended and supplemented from time to time, in which case our entire monthly installment will be paid in SMTA Preferred Stock. Receiving payment of the management fee in SMTA Preferred Stock, rather than cash, would adversely affect our cash flow, AFFO and AFFO per share, as well as increase the risks related to our ownership of SMTA Preferred Stock.
Many of the factors that could trigger a Management Fee PIK Event are beyond our control, including the ability of SMTA’s tenants to successfully operate their businesses. As is the case with our investments, the success of SMTA’s investments is materially dependent on the financial stability of its tenants’ financial condition and leasing practices.

See “-Our tenants may fail to successfully operate their businesses, which could adversely affect us.” At any given time, SMTA’s tenants may experience a downturn in their business that causes them to delay lease commencement, decline to extend a lease upon its expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. A substantial number of SMTA’s properties are leased to one tenant, Shopko, and rental revenues received from Shopko represent a significant portion of SMTA’s estimated cash available for distribution. See “-A substantial number of SMTA’s properties are leased to one tenant, Shopko, which may result in increased risk due to tenant and industry concentration.” Any default, breach or delay in the payment of rent by Shopko may materially and adversely affect SMTA. A further decline in Shopko’s business, financial condition and results of operations, or a loss of Shopko’s access to liquidity, could result in Shopko requesting discounts or deferrals on the rents it pays to SMTA, seeking to terminate its master leases with SMTA or closing certain of its stores or filing for bankruptcy, all of which could significantly decrease the amount of revenue SMTA receives from Shopko. Any delay or decrease in the revenue received by SMTA from Shopko could trigger a Management Fee PIK Event.
Additionally, SMTA has a substantial amount of debt. Payments of principal and cash interest expense and financial covenants relating to SMTA’s indebtedness may limit or eliminate its ability and/or obligation to make cash distributions to us as holders of SMTA Preferred Stock and, if a Management Fee PIK Event is triggered, pay us the asset management fee due under the Asset Management Agreement in cash. See “-SMTA has significant indebtedness outstanding.”
A substantial number of SMTA’s properties are leased to one tenant, Shopko, which may result in increased risk to SMTA due to tenant and industry concentration.
SMTA reported that, as of September 30, 2018, it leased 90 properties to Shopko, primarily pursuant to four master leases (relating to 33, 31, 21 and 4 properties, respectively) and one single site lease, under which SMTA received approximately $3.6 million in contractual rent per month. The Shopko leases are guaranteed by Specialty Retail Shops Holding Corp., the parent company of Shopko. Additionally, in January 2018, Spirit Realty, L.P. extended a senior secured term loan to Shopko in the amount of $35.0 million, and this loan was contributed to SMTA. The term loan matures in June 2020, bears interest at a rate of 12% per annum and requires repayment in consecutive quarterly installments of $583,625 commencing in November 2018. SMTA reported that revenues generated from Shopko represented 18.3% of SMTA’s Contractual Rent for the month ended September 30, 2018. Furthermore, a significant portion of SMTA’s estimated cash available for distribution for the year ending December 31, 2018 is derived from rental revenues received from Shopko and reflected in SMTA’s unaudited statement of operations for the nine months ended September 30, 2018. SMTA reported that Shopko accounted for approximately 18.9% of SMTA’s rental revenues for the three months ended September 30, 2018. Because a significant portion of SMTA’s revenues are derived from rental revenues received from Shopko, any default, breach or delay in the payment of rent by Shopko may materially and adversely affect SMTA and could limit or eliminate SMTA’s ability to make distributions to its common shareholders, which could limit or eliminate SMTA’s obligation and/or ability to make cash payments or distributions to us, including under the Asset Management Agreement and as holders of SMTA Preferred Stock and could cause us to lose all or a part of the value of our investment in SMTA Preferred Stock.
As a result of the significant number of properties leased to Shopko, SMTA’s results of operations and financial condition are significantly impacted by Shopko’s performance under its leases. Shopko operates as a multi-department general merchandise retailer and retail health services provider primarily in mid-size and large communities in the Midwest, Pacific Northwest, North Central and Western Mountain states. Shopko is subject to the following risks, as well as other risks that we and SMTA are not currently aware of, that could adversely affect its performance and thus its ability to pay rent to SMTA:

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
Based on our monitoring, as external manager of SMTA, of Shopko’s financial information and recent liquidity events and other challenges, including bankruptcies, impacting the retail industry generally relative to recent years, we continue to be concerned about Shopko’s ongoing ability to meet its obligations to us under its leases. As of September 30, 2018, SMTA’s Adjusted Debt to Annualized Adjusted EBITDAre ratio was 9.6x and its Fixed Charge Coverage Ratio was 1.8x. SMTA’s Fixed Charge Coverage Ratio does not reflect the impact of its amortizing debt principal payments. Were Shopko to completely default on its lease payments, SMTA’s Adjusted Debt to Annualized Adjusted EBITDAre ratio as of September 30, 2018 would have been 12.4x and its Fixed Charge Coverage Ratio would have been 1.4x. Although Shopko is current on all of its obligations to SMTA under its lease arrangements with SMTA as of the date of this report, we can give you no assurance that this will continue to be the case, particularly if Shopko (not just the stores subject to leases with SMTA) experiences a further decline in its business, financial condition and results of operations or loses access to liquidity. If such events were to occur, Shopko may request discounts or deferrals on the rents it pays to SMTA, seek to terminate its master leases with SMTA or close certain of its stores or file for bankruptcy, all of which could significantly decrease the amount of revenue SMTA receives from it and could reduce cash flow available for distribution on SMTA’s common shares and SMTA Preferred Stock and could affect SMTA’s ability to pay the asset management fee due under the Asset Management Agreement.
While we, as external manager, and SMTA seek to reduce the tenant concentration of Shopko, we, as external manager, and SMTA may have difficulty in selling or leasing to other tenants the properties currently leased to Shopko. SMTA’s ongoing business strategy involves the selling down of real estate leased to Shopko. As we, as external manager, and SMTA look to sell these assets, general economic conditions, market conditions, the illiquidity of real estate investments and asset-specific issues may negatively affect the value of such assets and may reduce SMTA’s return on the investment or prevent SMTA from selling such assets on acceptable terms and conditions, or at all.
Furthermore, we, as external manager, and SMTA can provide no assurance that we and SMTA will deploy the proceeds from the disposition of any Shopko properties in a manner that would produce comparable or better yields.
Following the Spin-Off, we retained certain obligations and liabilities related to assets now owned by SMTA.
Master Trust 2014 Performance Undertaking. Following the Spin-Off, we have agreed to act as the “support provider” under Master Trust 2014, which was contributed to SMTA in connection with the Spin-Off, undertaking contingent financial and other liability, both relating to asset transfers that occurred in the past and to asset transfers that may occur in the future. Pursuant to this performance undertaking, we (i) guarantee the payment and performance of the cure, repurchase, exchange and indemnification obligations of the applicable originators under property transfer agreements, (ii) are deemed to have made the same representations each issuer made on each series closing date with respect to the assets that were in the collateral pool as of such date, (iii) are deemed to make the same representations each issuer is required to make with respect to each transfer of assets from time to time and (iv) agree to perform all covenants, agreements, terms, conditions and indemnities to be performed and observed by each issuer pursuant to the applicable environmental indemnity agreement with respect to environmental violations arising or existing on or prior to the date of the transfer of the relevant property to the collateral pool. In the case of a breach of a deemed representation relating to (ii) or (iii) above, or if there is another defect relating to the affected property (e.g., missing documentation) and such breach or defect materially and adversely affects the value of the related property, we are required to cure such defect or repurchase the property. With respect to the obligations described under (iv), the obligation to remedy any environmental violations are our direct obligations. We have the right to transfer these obligations to an eligible successor support provider, which can include SMTA, two years after the Spin-Off, or upon the occurrence of certain events. Prior to the time of such transfer, SMTA is required to reimburse us for any liability related to these obligations. However, SMTA may not have the resources or cash available to satisfy such indemnification and reimbursement obligations.
Asset Management Agreement. Pursuant to the Asset Management Agreement, we are required, to the full extent lawful, to reimburse, indemnify and hold SMTA, its shareholders, trustees, officers and employees and each other person, if any, controlling SMTA, harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any of our acts or omissions of constituting bad faith, willful misconduct or gross negligence. SMTA must, to the full extent lawful, reimburse, indemnify and hold harmless us, our affiliates, members, managers, officers and employees, sub-advisers and each other person, if any, controlling us, from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of such indemnified party made in good faith in the performance of our duties under the Asset Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct or gross negligence. Additionally, SMTA is required to reimburse us for certain expenses incurred in connection with the performance of our duties under the Asset Management Agreement. However, SMTA may not have the resources or cash available to satisfy such indemnification and reimbursement obligations.
Property Management and Servicing Agreement. Pursuant to the Second Amended and Restated Property Management and Servicing Agreement dated May 20, 2014, by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Midland Loan Services, a division of PNC Bank, National Association (as amended, the “Property Management and Servicing Agreement”) related to the assets under Master Trust 2014, we, as property manager, are required to make certain advances in the case of shortfalls in amounts available to pay principal and interest or with respect to customary out-of-pocket expenses in order to protect the mortgaged properties of the note issuers, such as insurance premiums, tenant eviction costs and expenses necessary to preserve the security interest of the indenture trustee.
We may not receive the termination fee and/or the promote to which we are entitled under the Asset Management Agreement upon the occurrence of certain events.
Pursuant to the Asset Management Agreement, in addition to our annual management fee, we are also entitled to receive a termination fee upon the occurrence of certain events and a cash promote payment based on meeting certain SMTA shareholder return thresholds. We are entitled to a termination fee and, if applicable thresholds are met, a promote payment in the event that the Asset Management Fee is terminated (a) by SMTA without cause or (b) by us for cause (including upon a change in control of SMTA). We cannot control a decision by SMTA’s board of trustees to terminate the Asset Management Agreement without cause or effect a change of control of SMTA. As a result, such termination could occur at a time when SMTA does not have sufficient cash to pay us the termination fee or a promote that we would otherwise be entitled to or at a time when the SMTA shareholder return threshold for the promote has not been met. Additionally, should the Asset Management Agreement be terminated without cause by us, or for cause by SMTA, we are not entitled to the termination fee or any otherwise applicable promote payment.
We may not continue to receive fees under the Property Management and Servicing Agreement with SMTA.
We provide property and management services and special services for Master Trust 2014. We may be terminated as property manager and special servicer for cause following the occurrence of certain property manager replacement events. Additionally, due to the risks described above, SMTA may be unable to pay our fees.
There are conflicts of interest in our relationship with SMTA.
There are conflicts of interest in our relationship with SMTA insofar as we have investment objectives that overlap with those of SMTA. We have instituted a proprietary Spirit Property Ranking Model that we also apply to SMTA’s portfolio. The Spirit Property Ranking Model is used annually to rank all properties across twelve factors and weightings, consisting of both real estate quality scores and credit underwriting criteria, in order to benchmark property quality, identify asset recycling opportunities and to enhance acquisition or disposition decisions. We also update the Spirit Heat Map that is used for us and SMTA, which analyzes tenant industries across Porter’s Five Forces and potential causes of technological disruption to identify tenant industries which Spirit believes to have good fundamentals for future performance. We use a rotation system when considering potential acquisitions by SMTA and us, subject to available liquidity and certain other criteria. As a result, we may not be presented with certain investment opportunities that may be appropriate for us. Additionally, we own real estate assets in the same geographic regions as SMTA and may compete with it for tenants. This competition may affect our ability to attract and retain tenants and may reduce the rent we are able to charge.
In addition, we may engage (subject to our investment manual and conflicts of interest policy) in material transactions with SMTA, which may present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including difficulty in raising additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting risk of litigation and regulatory enforcement actions.

SMTA has significant indebtedness outstanding.
SMTA reported that, as of September 30, 2018, it had approximately $2.03 billion aggregate principal amount of indebtedness outstanding, all of which incurs interest at a fixed rate. SMTA may also incur significant additional debt to finance future investment activities. As of September 30, 2018, SMTA’s Adjusted Debt to Annualized Adjusted EBITDAre ratio was 9.6x and its Fixed Charge Coverage Ratio was 1.8x. SMTA’s Fixed Charge Coverage Ratio does not reflect the impact of its amortizing debt principal payments. Were Shopko, SMTA’s largest tenant, to completely default on its lease payments, SMTA’s Adjusted Debt to Annualized Adjusted EBITDAre ratio as of September 30, 2018 would have been 12.4x and its Fixed Charge Coverage Ratio would have been 1.4x. Payments of principal and cash interest expense and financial covenants relating to SMTA’s indebtedness may limit or eliminate its ability and/or obligation to make cash distributions to us as holders of SMTA Preferred Stock and, if a Management Fee PIK Event is triggered, pay us the asset management fee due under the Asset Management Agreement in cash. SMTA’s level of debt and the limitations imposed on SMTA by its debt agreements could have various other significant adverse consequences.
As used in the immediately preceding paragraph related to SMTA's reported results, the terms "EBITDAre," "Adjusted EBITDAre," " Adjusted Debt" and "Fixed Charge Coverage Ratio" have the following meanings:
“EBITDAre” is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. EBITDAre is defined as net income (loss) (computed in accordance with GAAP), plus interest expense, plus income tax expense (if any), plus depreciation and amortization, plus (minus) losses and gains on the disposition of depreciated property, plus impairment write-downs of depreciated property and investments in unconsolidated real estate ventures, plus adjustments to reflect SMTA’s share of EBITDAre of unconsolidated real estate ventures.
“Adjusted EBITDAre” represents EBITDAre modified to include other adjustments to GAAP net income (loss) attributable to common shareholders for restructuring charges, transaction costs associated with the spin-off, real estate acquisition costs, impairment losses, gains/losses from the sale of real estate and debt transactions and other items that SMTA does not consider to be indicative of its on-going operating performance.
“Adjusted Debt” represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium and deferred financing costs, as further reduced by cash and cash equivalents and cash reserves on deposit with lenders as additional security.
“Fixed Charge Coverage Ratio” is the ratio of Annualized Adjusted EBITDAre to Fixed Charges.
The SMTA Preferred Stock are subordinated to SMTA’s existing and future debt.
Payment of accrued dividends on the SMTA Preferred Stock will be subordinated to all of SMTA’s existing and future debt. SMTA reported that, as of September 30, 2018, it had approximately $2.03 billion aggregate principal amount of indebtedness outstanding that would rank senior to the SMTA Preferred Stock. In the event of any liquidation, dissolution or winding up of SMTA, SMTA may have insufficient assets available to make distributions or payments of accrued dividends on the SMTA Preferred Stock. Additionally, SMTA may have insufficient assets to repay our investment in SMTA Preferred Stock.
SMTA may not be able to obtain the funds required to repurchase the SMTA Preferred Stock from us upon a change of control.
Upon the occurrence of a certain change of control events, SMTA must offer to purchase our shares of SMTA Preferred Stock at the liquidation preference, plus any accrued and unpaid dividends to, but not including, the payment date. However, if a change of control were to occur, SMTA may not have sufficient funds available at such time to pay the purchase price of our shares of SMTA Preferred Stock.
The SMTA Preferred Stock is illiquid.
The SMTA Preferred Stock is not traded on any securities exchange or other market, and there is no established public trading market for the SMTA Preferred Stock, nor is there any assurance that one may develop. Therefore, it will be difficult for us to sell our shares of SMTA Preferred Stock promptly, or at all, and if we are able to sell such shares, we may have to sell them at a substantial discount.
Our interests could be diluted by the issuance of additional preferred shares, including additional SMTA Preferred Stock, and by other transactions.

SMTA may issue additional SMTA Preferred Stock or shares of another class or series of preferred shares ranking on parity with (or, upon the affirmative vote or consent of the holders of at least two-thirds of the outstanding SMTA Preferred Stock and each other class or series of parity preferred shares with which the holders of SMTA Preferred Stock are entitled to vote together as a single class, voting together as a single class, senior to) the SMTA Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up. None of the provisions relating to the SMTA Preferred Stock relate to or limit SMTA’s indebtedness, nor provide us protection, as a holder of the SMTA Preferred Stock, in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all of SMTA’s assets or business, that might adversely affect us as a holders of the SMTA Preferred Stock. These factors may affect the recovery value or market price of the SMTA Preferred Stock.
In the event of a non-payment of dividends on our SMTA Preferred Stock, we have limited rights, our cash flow, AFFO and AFFO per share would be adversely affected.
Our rights in the event of a non-payment of dividends on our SMTA Preferred Stock are limited to being granted the ability to elect (voting separately as a class together with holders of all classes and series of parity preferred shares upon which like voting rights have been conferred and are exercisable) two additional trustees to SMTA’s board of trustees in the event that six quarterly dividends (whether or not consecutive) payable on the SMTA Preferred Stock are in arrears. In addition, in the event of a non-payment of dividends on our SMTA Preferred Stock, our cash flow, AFFO and AFFO per share would be adversely affected.
SMTA’s ability to pay dividends is limited by the requirements of Maryland law.
SMTA’s ability to pay dividends on the SMTA Preferred Stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland real estate investment trust generally may not make a distribution if, after giving effect to the distribution, the trust would not be able to pay its debts as the debts become due in the usual course of business, or the trust's total assets would be less than the sum of its total liabilities plus, unless the trust's declaration of trust provides otherwise, the amount that would be needed, if the trust were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, SMTA generally may not make a distribution on the SMTA Preferred Stock if, after giving effect to the distribution, SMTA would not be able to pay its debts as they become due in the usual course of business or SMTA’s total assets would be less than the sum of its total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of any class or series of preferred shares then outstanding, if any, with preferences senior to those of the SMTA Preferred Stock.
RISKS RELATED TO OUR INDEBTEDNESS
We have approximately $2.1 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.
As of September 30, 2018, the total principal balance outstanding on our indebtedness was approximately $2.1 billion, of which the $577.0 million outstanding under the Revolving Credit Facility and Term Loan incurs interest at a variable rate. We may also incur significant additional debt to finance future investment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders;

•
we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon acquisition opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	for our variable interest rate debt, increases in interest rates could increase our interest expense;

•
we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility;

•	we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•
we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;

•	we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any loan with cross-default provisions could result in a default on other indebtedness.
Changes in our leverage ratios may also negatively impact the market price of our equity or debt securities. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
Current market conditions could adversely affect our ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all.
The credit markets can experience significant price volatility, displacement and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances could materially impact liquidity in the financial markets, making financing terms for borrowers less attractive, and in certain cases, result in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness. Reductions in our available borrowing capacity or inability to obtain credit when required or when business conditions warrant could materially and adversely affect us.
Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us. Total debt service, including scheduled principal maturities and balloon payments, for the remainder of 2018 and for 2019 is $432.7 million and $571.2 million, respectively. Debt service for the remainder of 2018 includes $420.0 million of principal on the Term Loan, which is extendible at our option, and $9.9 million for the acceleration of principal payable following an event of default under one CMBS loan with a stated maturity in 2018. Debt service for 2019 includes $157.0 million of principal on the Revolving Credit Facility, which is extendible at our option.
Some of our financing arrangements involve balloon payment obligations.
Some of our financings require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. Our inability to meet a balloon payment obligation, through refinancing or sale proceeds, or refinancing on less attractive terms could materially and adversely affect us. We have balloon maturities, excluding debt extendible at our option, of $9.9 million and $402.5 million in the remainder of 2018 and in 2019, respectively, including $9.9 million on a defaulted loan. If we are unable to refinance these maturities or otherwise retire the indebtedness by that time, we could be materially adversely affected, and could be forced to relinquish the related collateral and potentially dispose of unencumbered assets.
The agreements governing our indebtedness contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our preferred and common stockholders.
The agreements governing our indebtedness contain restrictions and covenants that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional indebtedness, could cause us to forgo investment opportunities, reduce or eliminate distributions to our preferred and common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements may have cross default provisions, which provide that a default under one of our financing agreements would lead to a default on some or all of our debt financing agreements.
If an event of default occurs under certain of our CMBS loans, if the master tenants at the properties that secure the CMBS loans fail to maintain certain EBITDAR ratios or if an uncured monetary default exists under the master leases, then a portion of or all of the cash which would otherwise be distributed to us may be restricted by the lenders and unavailable to us until the terms are cured or the debt refinanced. If the financial performance of the collateral for our indebtedness under our asset-backed securitization program fails to achieve certain financial performance criteria, cash from such collateral may be unavailable to us until the terms are cured or the debt refinanced. Such cash sweep triggering events have occurred previously and may be ongoing from time to time. The occurrence of these events limit the amount of cash available to us for use in our business and could limit or eliminate our ability to make distributions to our common stockholders.
The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

•	incur indebtedness;

•	create liens on assets;

•	sell or substitute assets;

•	modify certain terms of our leases;

•	prepay debt with higher interest rates;

•	manage our cash flows; and

•	make distributions to equity holders.
Additionally, these restrictions may adversely affect our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment, all of which may materially and adversely affect us.
RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE
Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction, even if such a change in control may be in the interest of our stockholders.
Our charter contains certain restrictions on ownership and transfer of our stock. Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. Our Board of Directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:

•
discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or

•
result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

We could increase the number of authorized shares of stock, classify and reclassify un-issued stock and issue stock without stockholder approval. Our Board of Directors, without stockholder approval, has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but un-issued shares of our common stock or preferred stock and to classify or reclassify any un-issued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. As a result, we may issue one or more series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of our common stockholders. Although our Board of Directors has no such intention at the present time, it could establish a class or series of common stock or preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest. Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or of an affiliate of ours or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within a two-year period immediately prior to the date in question) or any affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or super-majority and stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that a holder of “control shares” of our Company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) has no voting rights with respect to those shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, we have elected, by resolution of our Board of Directors, to opt out of the business combination provisions of the MGCL and, pursuant to a provision in our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our Board of Directors may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt into the control share provisions of the MGCL at any time in the future, whether before or after an acquisition of control shares.
Certain provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could be in the best interests of our stockholders. Our charter contains a provision whereby we elect, at such time as we become eligible to do so, to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our Board of Directors.
Termination of the employment agreements with certain members of our senior management team could be costly and prevent a change in control of our company.
The employment agreements with certain members of our senior management team provide that if their employment with us terminates under certain circumstances (including in connection with a change in control of our company), we may be required to pay them significant amounts of severance compensation, thereby making it costly to terminate their employment. Furthermore, these provisions could delay or prevent a transaction or a change in control of our Company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders.
Our Board of Directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our investment and financing policies are exclusively determined by our Board of Directors. Accordingly, our stockholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could materially and adversely affect us.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.
As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, our stockholders' and our ability to recover damages from such director or officer will be limited. In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.
We are a holding company with no direct operations and will rely on funds received from the Operating Partnership to pay liabilities.
We are a holding company and conduct substantially all of our operations through the Operating Partnership. We do not have, apart from an interest in the Operating Partnership, any independent operations. As a result, we rely on distributions from the Operating Partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from the Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from the Operating Partnership. In addition, because we are a holding company, stockholder claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the Operating Partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
We own directly or indirectly 100% of the interests in the Operating Partnership. However, in connection with our future acquisition of properties or otherwise, we may issue partnership interests of the Operating Partnership to third parties. Such issuances would reduce our ownership in the Operating Partnership. Because our stockholders will not directly own partnership interests of the Operating Partnership, they will not have any voting rights with respect to any such issuances or other partnership level activities of the Operating Partnership.
Conflicts of interest could arise in the future between the interests of our stockholders and the interests of holders of partnership interests in the Operating Partnership, which may impede business decisions that could benefit our stockholders.
Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any future partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with the management of our company. At the same time, one of our wholly-owned subsidiaries, OP Holdings, as the general partner of the Operating Partnership, has fiduciary duties and obligations to the Operating Partnership and its future limited partners under Delaware law and the partnership agreement of the Operating Partnership in connection with the management of the Operating Partnership. The fiduciary duties and obligations of OP Holdings, as general partner of the Operating Partnership, and its future partners may come into conflict with the duties of the directors and officers of our company.
Under the terms of the partnership agreement of the Operating Partnership, if there is a conflict between the interests of our stockholders on one hand and any future limited partners on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or any future limited partners; provided, however, that for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or any future limited partners shall be resolved in favor of our stockholders.
The partnership agreement also provides that the general partner will not be liable to the Operating Partnership, its partners or any other person bound by the partnership agreement for monetary damages for losses sustained, liabilities incurred or benefits not derived by the Operating Partnership or any future limited partner, except for liability for the general partner’s intentional harm or gross negligence. Moreover, the partnership agreement provides that the Operating Partnership is required to indemnify the general partner and its members, managers, managing members, officers, employees, agents and designees from and against any and all claims that relate to the operations of the

Operating Partnership, except (1) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active or deliberate dishonesty, (2) for any transaction for which the indemnified party received an improper personal benefit, in money, property or services or otherwise in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful.
RISKS RELATED TO TAXES AND OUR STATUS AS A REIT
Failure to qualify as a REIT would materially and adversely affect us and the value of our common stock.
We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2005 and we intend to continue operating in such a manner. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT and the statements in this Quarterly Report on Form 10-Q are not binding on the IRS or any court. Therefore, we cannot guarantee that we have qualified as a REIT or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to regular U.S. federal corporate income tax;

•	we could be subject to the federal alternative minimum tax for tax years prior to 2018 and increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.
Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the trading price of our common stock.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our TRSs will be subject to income tax as regular corporations in the jurisdictions in which they operate.
If SMTA fails to qualify as a REIT, we could cease to qualify as a REIT and suffer other adverse consequences.
SMTA’s failure to qualify as a REIT could adversely affect our ability to qualify as a REIT. If SMTA fails to qualify as a REIT during the year of the Spin-Off, the income recognized by us in connection with the Spin-Off would not constitute qualifying income for purposes of the 75% gross income test, which could adversely affect our ability to qualify as a REIT for such year. In addition, if SMTA did not qualify as a REIT, the SMTA Preferred Stock would not qualify as a real estate asset for purposes of the REIT asset tests or produce qualifying income for purposes of the REIT 75% gross income test. In such case, we would need to restructure or otherwise dispose of our investment in the SMTA Preferred Stock to comply with the REIT requirements.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
The Operating Partnership is currently treated as a partnership for federal income tax purposes and, therefore, is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner’s share of its income. We cannot assure you that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary partnership or limited liability company as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.
Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s-length terms.
We own securities in TRSs and may acquire securities in additional TRSs in the future. If a TRS owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.
A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of TRSs), other than those securities includable in the 75% asset test, and not more than 20% of the value of our total assets may be represented by securities of TRSs. We anticipate that the aggregate value of the stock and securities of any TRS and other nonqualifying assets that we own will be less than 25% (or 20%, as applicable) of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any TRSs that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.
We may be forced to borrow funds to maintain our REIT status, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect us.
To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and we will be subject to regular corporate income taxes on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect us.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status or require us to make an unexpected distribution.
The IRS may take the position that specific sale-leaseback transactions that we treat as leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests, the income tests or distribution requirements and consequently lose our REIT status effective with the year of re-characterization unless we elect to make an additional distribution to maintain our REIT status. The primary risk relates to our loss of previously incurred depreciation expenses, which could affect the calculation of our REIT taxable income and could cause us to fail the REIT distribution test that requires a REIT to distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In this circumstance, we may elect to distribute an additional dividend of the increased taxable income so as not to fail the REIT distribution test. This distribution would be paid to all stockholders at the time of declaration rather than the stockholders existing in the taxable year affected by the re-characterization.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our shares.
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Under the 2017 Tax Legislation, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.
The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could materially and adversely affect us. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

As a result of acquiring C corporations in carry-over basis transactions, we may inherit material tax liabilities and other tax attributes from such acquired corporations, and we may be required to distribute earnings and profits.
From time to time, we have and may continue to acquire C corporations in transactions in which the basis of the corporations’ assets in our hands is determined by reference to the basis of the assets in the hands of the acquired corporations, or carry-over basis transactions.
If we acquire any asset from a corporation that is or has been a C corporation in a carry-over basis transaction, and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the regular corporate tax rate on this gain to the extent of the excess of (1) the fair market value of the asset over (2) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. Any adjustments to the acquired corporation’s income for taxable years ending on or before the date of the transaction, including as a result of an examination of the corporation’s tax returns by the IRS, could affect the calculation of the corporation’s earnings and profits. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.
Legislative or other actions affecting REITs could have a negative effect on us.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us.  Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.
The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect the Company and its stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (determined without regard to the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.
Many of these changes that are applicable to us are effective with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The Company continues to work with its tax advisers and auditors to determine the full impact that the recent tax legislation as a whole will have on the Company.

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

3.7	Certificate of Limited Partnership of Spirit Realty, L.P. dated September 25, 2012, filed as Exhibit 4.5 to the Company's Form S-4 on March 20, 2017 and incorporated herein by reference.

10.1	Spirit Realty Capital, Inc. Director Compensation Program, effective August 16, 2018, filed as Exhibit 10.1 to the Company's Form 8-K on August 22, 2018 and incorporated herein by reference.

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
Date: November 9, 2018