Form 10-K
period 2018-12-31
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2019-02-21
CIK 1308606, 1703181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
Commission File Number 001-36004

SPIRIT REALTY CAPITAL, INC.
SPIRIT REALTY, L.P.
(Exact name of registrant as specified in its charter)

Spirit Realty Capital, Inc.	Maryland	20-1676382
Spirit Realty, L.P.	Delaware	20-1127940
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
	2727 North Harwood Street, Suite 300, Dallas, Texas 75201	(972) 476-1900
	(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

	Title of each class:	Name of exchange on which registered:
Spirit Realty Capital, Inc.	Common Stock, $0.05 par value per share	New York Stock Exchange
	6.000% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange
Spirit Realty, L.P.	None	None
Securities registered pursuant to Section 12(g) of the Act:

Spirit Realty Capital, Inc.	None
Spirit Realty, L.P.	None

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Spirit Realty Capital, Inc.     Yes  ☐ No   ☒         Spirit Realty, L.P.     Yes  ☐ No   ☒
As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Spirit Realty Capital, Inc.'s shares of common stock, $0.05 par value, held by non-affiliates of the Registrant, was $3.4 billion based on the last reported sale price of $40.15 per share on the New York Stock Exchange on June 29, 2018.
There is no public trading market for the common units of limited partnership interest of Spirit Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Spirit Realty, L.P. cannot be determined.
The number of outstanding shares of Spirit Realty Capital, Inc.'s common stock, $0.05 par value, as of February 19, 2019, was 85,918,339 shares.

Documents Incorporated by Reference

Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.'s 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
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

GLOSSARY

1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2015 Credit Agreement	Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
2015 Credit Facility	$800.0 million unsecured credit facility pursuant to the 2015 Credit Agreement
2015 Term Loan	$420.0 million senior unsecured term facility pursuant to the 2015 Term Loan Agreement
2015 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
2017 Tax Legislation	Tax Cuts and Jobs Act
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Facilities Agreements	2019 Revolving Credit and Term Loan Agreement and A-2 Term Loan
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
401(k) Plan	Defined contribution retirement savings plan qualified under Section 401(k) of the Code
A-1 Term Loan	$420.0 million unsecured term loan facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
A-2 Term Loan
$400.0 million unsecured term loan facility pursuant to a term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time

ABS	Asset Backed Securities
ACM	Asbestos-Containing Materials
ADA	Americans with Disabilities Act
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Item 6. Selected Financial Data.
Adjusted EBITDAre	EBITDAre modified to include other adjustments that are not considered to be indicative of on-going operating performance. See definition in Item 6. Selected Financial Data.
AFFO	Adjusted Funds From Operations. See definition in Item 6. Selected Financial Data.
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage Backed Securities
Code	Internal Revenue Code of 1986, as amended
Cole II	Cole Credit Property Trust II, Inc.
Company	The Corporation and its consolidated subsidiaries

Contractual Rent
Monthly contractual cash rent and earned income from direct financing leases, excluding percentage rents, from our properties owned fee-simple or ground leased, recognized during the final month of the reporting period, adjusted to exclude amounts received from properties sold during that period and adjusted to include a full month of contractual rent for properties acquired during that period. We use Contractual Rent when calculating certain metrics that are useful to evaluate portfolio credit, asset type, industry, and geographic diversity and to manage risk.

Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDAR	Earnings Before Interest, Taxes, Depreciation, Amortization and Rent
EBITDAre	EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. See definition in Item 6. Selected Financial Data.
EDF	Expected Default Frequency
Excess Cash	Rent received in excess of debt service obligations
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Item 6. Selected Financial Data.
Fixed Charge Coverage Ratio	Ratio of Annualized Adjusted EBITDAre to Fixed Charges. See definition in Item 6. Selected Financial Data.
GAAP	Generally Accepted Accounting Principles in the United States
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IPO	Initial Public Offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Line of Credit	$40.0 million secured revolving credit facility pursuant to the loan agreement between an indirect wholly-owned subsidiary of the Corporation and a certain lender dated March 27, 2013, as amended
Master Trust 2013	The asset-backed mortgage securitization trust established in December 2013
Master Trust 2014	The asset-backed securitization trust established in 2005, and amended and restated in 2014
Master Trust Exchange Costs
Legal, accounting and financial advisory services costs incurred in connection with the May 2014 exchange of the outstanding principal balance of three series of existing net-lease mortgage notes for three series of newly issued 2014 Notes

Master Trust Notes	Master Trust 2013 and Master Trust 2014, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
Merger	Acquisition on July 17, 2013 of Cole II by the Company, in which the Company merged with and into the Cole II legal entity
Merger Exchange Ratio	Merger exchange ratio of 1.9048
MGCL	Maryland General Corporation Law
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
Occupancy	The number of economically yielding owned properties divided by total owned properties
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership

Porter's Five Forces
An analytical framework used to examine the attractiveness of an industry and potential for disruption in that industry based on: threats of new entrants, threats of substitutes, the bargaining power of customers, the bargaining power of suppliers and industry rivalry

Property Management and Servicing Agreement
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
Spirit Heat Map
An analysis of industries across Porter’s Five Forces and potential causes of technological disruption to identify tenant industries which Spirit believes to have good fundamentals for future performance

Spirit Property Ranking Model
A proprietary model used annually to rank properties across twelve factors and weightings consisting of both real estate quality scores and credit underwriting criteria, in order to benchmark property quality, identify asset recycling opportunities and to enhance acquisition or disposition decisions

Total Debt	Principal debt outstanding before discounts, premiums or deferred financing costs
TRS
Taxable REIT Subsidiary, a corporation, other than a REIT, in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary and meets certain other requirements

TSR	Total Shareholder Return
U.S.	United States of America
Vacant	Owned properties which are not economically yielding
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

PART I
The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Statements contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic environment and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A. “Risk Factors - Special Note Regarding Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.
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
Item 1.     Business
THE COMPANY
We are a self-administered and self-managed REIT with in-house capabilities, including asset management, acquistion, credit, research, finance, IT and accounting functions. We primarily invest in single-tenant, operationally essential real estate throughout the U.S., which is generally acquired through sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high-quality tenants with business operations within predominantly retail, but also office and industrial property types.
We began operations through a predecessor legal entity in 2003, which became a public company in December 2004 and was subsequently taken private in August 2007 by a consortium of private investors. On September 25, 2012, we completed our initial public offering and on July 17, 2013, we completed the acquisition of Cole II through the Merger. The surviving entity, which was renamed Spirit Realty Capital, Inc., began trading on the NYSE under the symbol "SRC." Cole II was the "legal acquirer" in the Merger for certain legal and regulatory matters and the Corporation was deemed the "accounting acquirer" in the Merger for accounting and financial reporting purposes, including the financial information set forth herein. On May 31, 2018, the Company completed the Spin-Off of SMTA which included all of the assets that collateralize Master Trust 2014, all of the Company's properties leased to Shopko, and certain other assets.

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement with SMTA, pursuant to which the Company acts as external asset manager for SMTA and is entitled to an annual management fee of $20.0 million per annum.
As of December 31, 2018, our undepreciated gross investment in real estate and loans totaled approximately $5.12 billion, representing investments in 1,514 properties, including properties securing our mortgage loans. Of this amount, 99.1% consisted of our gross investment in real estate, representing ownership of 1,462 properties, and the remaining 0.9% consisted primarily of commercial mortgage loans receivable secured by 52 real properties. See Item 2. "Properties - Our Real Estate Investment Portfolio" for further information on our properties and tenants.
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
As of December 31, 2018, we had 89 employees, as compared to 87 employees as of December 31, 2017. None of these employees are represented by a labor union.
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
Enhanced Portfolio Management Using Proprietary Tools
When monitoring existing investments or evaluating new investments, we typically consider three broad categories of risk: (1) tenant financial distress risk, (2) lease renewal risk and (3) suboptimal lease structures. We seek to manage these risks by utilizing our Spirit Heat Map and Spirit Property Ranking Model, as well as our overall internal credit underwriting and risk management processes. Since our inception, our Occupancy, a measure of portfolio quality, has never fallen below 96.1%, despite the economic downturn of 2008 through 2010.

◦
Focus on Diversified Assets in Target Industries. Our investment strategy will be to continue to increase our exposure to industries that we determine are attractive based on our proprietary Spirit Heat Map and where we believe we are underweight. On the disposition side, we intend to reduce industry concentration based on the Spirit Heat Map and where we believe we are overweight. The Spirit Heat Map is used to analyze tenant industries across Porter’s Five Forces and potential causes of technological disruption to identify tenant industries that we believe to have good fundamentals for future performance. The Spirit Heat Map is updated regularly to factor for changes in business and market conditions, changes in technology and other trends. Desirable tenants have attractive credit characteristics and stable operating histories. This strategy offers us the opportunity to achieve superior risk-adjusted returns when coupled with our intensive credit and real estate analysis, lease structuring and ongoing portfolio management.

We also monitor and manage the diversification of our real estate investment portfolio in order to reduce the risks associated with adverse developments affecting a particular tenant, property, or region. Our strategy emphasizes a portfolio that (1) derives no more than 10.0% of its annual rent from any single tenant and no more than 2.0% of its annual rent from any single property, (2) is leased to tenants operating in various industries aligned with our Spirit Heat Map and (3) is located across the U.S. without significant geographic concentration. While we consider the foregoing when making investments, we have made, and may make investments in the future that do not meet one or more of these criteria, and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive.

◦
Focus on Active Portfolio Management Decisions. We use our proprietary Spirit Property Ranking Model to rank all properties in our portfolio, across twelve factors and weightings consisting of both real estate quality scores and credit underwriting criteria, in order to benchmark property quality, identify asset recycling opportunities and to enhance acquisition and disposition decisions. The Spirit Property Ranking Model is a key component of both the acquisition and disposition process, as well as the process for identifying asset recycling opportunities.

We selectively make acquisitions that we believe will contribute to our business objectives. We believe there will be ample acquisition opportunities in the single-tenant market fitting our underwriting and acquisition criteria. This criteria includes, but is not limited to, evaluation of the rank from our Spirit Property Ranking Model and impact on our portfolio’s tenant, industry and geographic diversification.
We typically retain and manage real estate assets that fit within our investment criteria, which criteria are subject to change without notice to or vote by our stockholders. Additionally, management may elect to dispose of assets when it believes appropriate in view of our business objective, considering criteria including, but not limited to, the Spirit Heat Map, the rank from the Spirit Property Ranking Model, tenant concentration, tenant credit quality, unit financial performance, associated indebtedness, and asset zoning, as well as potential capital appreciation, potential uses of proceeds and tax considerations, among others.
Execute Leases with Optimal Structures
We seek to maintain the stability of our rental revenue and the long-term return on our investments by entering into leases with structures we deem to be aligned with our business and growth strategies:

◦
Leases for Operationally Essential Real Estate. We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that the tenant would choose not to renew an expiring lease or reject a lease in bankruptcy.

◦
Enhance Our Portfolio through Contractual Rental Growth. Approximately 85.3% of our single-tenant properties (based on Contractual Rent) contain contractual provisions that increase the rental revenue over the term of the lease. Generally, our rent escalators increase rent at specified dates by: (1) a fixed amount; or (2) the lesser of (a) 1 to 2 times any increase in the CPI over a specified period, (b) a fixed percentage, or (c) a fixed schedule.

◦
Leases with Relatively Long Terms. We seek to enter into leases with relatively long terms, typically with non-cancelable initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions.

◦
Leases with a Master Lease Structure. Where appropriate, we seek to enter into master leases whereby we lease multiple properties to a single tenant on an “all or none” basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to separate lease payments relating to each individually leased property. The master lease structure hinders a tenant's ability to “cherry pick” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

FINANCING STRATEGY
Our long-term financing strategy is to maintain a leverage profile that creates operational flexibility and generates superior risk-adjusted returns for our stockholders. We finance our operations and investments using a variety of methods, including available unrestricted cash balances, property operating revenue, proceeds from property dispositions, available borrowings under our credit facilities, common and preferred stock issuances, and debt securities issuances, including mortgage indebtedness and senior unsecured debt. We determine the amount of equity and debt financing to be used when acquiring an asset by evaluating our cost of equity capital, terms available in the credit markets (such as interest rate, repayment provisions and maturity) and our assessment of the particular asset’s risk.

We may issue common stock when we believe that our share price is at a level that allows the offering proceeds to be accretively invested into additional properties, to permanently finance properties that were financed by our credit facilities, or to repay outstanding debt at or before maturity.
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
We have issued senior unsecured debt securities and have obtained other senior unsecured debt at the Operating Partnership level. In addition, our debt historically has also consisted of long-term borrowings secured by specific real estate assets or, more typically, pools of real estate assets. These secured borrowings include the issuance of non-recourse net-lease mortgage notes under Master Trust 2013, as well as non-recourse loans which have been securitized into CMBS debt. To the extent practicable, we expect to maintain a well-balanced debt profile with manageable and balanced maturities.
We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowings under our available credit facilities and periodically through issuances of public securities.
We anticipate that we will continue to use a number of different sources to finance our acquisitions and operations going forward; however, we cannot assure you that we will have access to the capital and credit markets at times and at terms that are acceptable to us.
RECENT DEVELOPMENTS
Financing Activities
2019 Facilities Agreement
On January 14, 2019, the Operating Partnership entered into a new 2019 Revolving Credit and Term Loan Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders, comprised of the 2019 Credit Facility and the A-1 Term Loans.
The 2019 Credit Facility is comprised of $800.0 million of aggregate revolving commitments with a maturity date of March 31, 2023. The outstanding loans under the 2019 Credit Facility currently bear interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incur a facility fee of 0.25% per annum, in each case, based on the Operating Partnership’s credit rating. The 2019 Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $400.0 million of revolving borrowing capacity, subject to the satisfaction of certain requirements and obtaining additional lender commitments.
The A-1 Term Loans have an aggregate borrowing amount of $420.0 million with a maturity date of March 31, 2024. The A-1 Term Loans currently bear interest at LIBOR plus an applicable margin of 1.25% per annum based on the Operating Partnership’s credit rating. The Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $200.0 million of term loans, subject to satisfying certain requirements and obtaining additional lender commitments.
In addition, on January 14, 2019, the Operating Partnership entered into new A-2 Term Loans with Bank of America, N.A., as administrative agent, and various lenders, comprised of $400 million of delayed draw term loans with a maturity date of March 31, 2022. The A-2 Term Loans currently bear interest at LIBOR plus an applicable margin of 1.25% per annum based on the Operating Partnership’s credit rating. In addition, a ticking fee accrues on the unused portion of the commitments at a rate of 0.20% until the earlier of July 12, 2019 and the termination of the commitments. There are currently no borrowings outstanding under the A-2 Term Loans. The A-2 Term Loans include an accordion feature providing for an additional $200.0 million of term loans, subject to the satisfaction of certain requirements and obtaining additional lender commitments.
The 2019 Facilities Agreements replaced the existing 2015 Credit Agreement and 2015 Term Loan Agreement.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Description of Certain Debt” for further information on our debt and equity financings.
Real Estate Portfolio Activities
Concentration
During the month ended December 31, 2018, no tenant exceeded 5.0% of our Contractual Rent, and no one single property contributed more than 2.0% of our Contractual Rent. See Item 2. “Properties - Our Real Estate Investment Portfolio" for further information on our ten largest tenants and the composition of our tenant base.
Acquisitions and Dispositions
During the year ended December 31, 2018, we purchased 17 properties which are included in continuing operations, representing an aggregate gross investment of $250.8 million, and invested $36.2 million in revenue producing capital expenditures to fund improvements on properties the Company currently owns. During the same period, we sold 29 properties from continuing operations for $103.3 million in gross sales proceeds. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of our investments.
Other Activities
Haggen Settlement
In 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC ("Haggen"), filed petitions for bankruptcy. At the time of the filing, Haggen leased 20 properties from a subsidiary of the Company under a master lease. The Company and Haggen restructured the master lease in an initial settlement agreement with approved claims of $21.0 million. In 2016, the Company entered into a second settlement agreement with both Haggen and Albertsons, LLC for $3.4 million and $3.0 million, respectively. Prior to 2018, the Company collected $5.5 million of the total claims. In December 2018, the Company received final settlement proceeds of $19.7 million and no other claims related to the Haggen settlement remain outstanding.
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
INSURANCE
Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Under such leases, our tenants are generally required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See Item 1A. “Risk Factors - Risks Related to Our Business and Properties - Insurance on our properties may not adequately cover all losses, which could materially and adversely affect us.”
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

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•	our ability to manage our expanded operations;

•	our ability and willingness to maintain our qualification as a REIT;

•	the impact of Shopko’s bankruptcy filing on SMTA;

•
the impact of SMTA’s board of trustees’ decision to accelerate its strategic plan, including our ability to collect amounts to which we are contractually entitled under the Asset Management Agreement or SMTA Preferred Stock (defined below) upon a resolution of SMTA and/or a termination of the Asset Management Agreement;

•	our ability to perform as an external manager for SMTA; and

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
A substantial portion our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be credit worthy. Many of our tenants are required to provide financial information, which includes balance sheet, income statement and cash flow statement data, on a quarterly and/or annual basis, and, as of December 31, 2018, approximately 52.8% of our lease investment portfolio required the tenant to provide property-level performance information, which includes income statement data on a quarterly and/or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an EDF and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s, S&P, or another nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.
Decrease in demand for retail and restaurant space may materially and adversely affect us.
As of December 31, 2018, leases representing approximately 33.3% and 13.2% of our Contractual Rent were with tenants in the retail and restaurant industries, respectively, and we may acquire additional retail and restaurant properties in the future. Accordingly, decreases in the demand for retail and/or restaurant spaces adversely impact us. The market for retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the retail and restaurant industries, the excess amount of retail and restaurant space in a number of markets and, in the case of the retail industry, increasing consumer purchases through catalogs or over the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for retail and restaurant space, which could materially and adversely affect us.
High geographic concentration of our properties could magnify the effects of adverse economic or regulatory developments in such geographic areas on our operations and financial condition.
As of December 31, 2018, 11.9% of our portfolio (as a percentage of Contractual Rent) was located in Texas, representing the highest concentration of our assets. Geographic concentration exposes us to greater economic or regulatory risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
Our results of operations depend on our ability to strategically lease space in our properties (by renewing or re-leasing expiring leases and leasing vacant space), optimize our tenant mix or lease properties on more economically favorable terms. As of December 31, 2018, leases representing approximately 1.5% of our rental revenue will expire during 2019. As of December 31, 2018, five of our properties, representing approximately 0.3% of our total economically yielding owned properties, were vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. We may experience significant costs in connection with renewing, leasing or re-leasing a significant number of our properties, which could materially and adversely affect us.

Our ability to realize future rent increases will vary depending on changes in the CPI.
Most of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Although 66.6% of our rent escalators increase rent at a fixed amount on fixed dates, as of December 31, 2018, approximately 18.7% (excluding leases on multi-tenant properties) of our rent escalators increase rent by a multiple of any increases in the CPI or the lesser of (a) a multiple of any increase in the CPI over a specified period or (b) a fixed percentage. If the product of any increase in the CPI multiplied by the applicable factor is less than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on a fixed percentage. Therefore, during periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed percentages or amounts. Conversely, if the product of any increase in the CPI multiplied by the applicable factor is more than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on an increase in CPI. Therefore, periods of high inflation will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on CPI increases.
The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.
The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases. In particular, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States, and revenues generated from retail tenants represented approximately 33.3% of our Contractual Rent for the month ended December 31, 2018. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms.
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
The market price of shares of our common stock will generally be influenced by the distribution yield on shares of our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. Further increases in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher distribution yield. In addition, higher market interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of shares of our common stock to decrease.
The market price and trading volume of shares of our common stock may fluctuate or decline.
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
Broad market fluctuations could negatively impact the market price of shares of our common stock.
The stock market has experienced extreme price and volume fluctuations that have affected the market price of the common equity of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of shares of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our common stock.

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
Historically, we have raised a significant amount of debt capital through our asset-backed securitization program and the CMBS market. We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. On May 31, 2018, in conjunction with the Spin-Off, we contributed Master Trust 2014 to SMTA. As of December 31, 2018, we had issued notes under our asset-backed securitization program in one class (Series 2013-2 Class A) with an outstanding principal balance of $167.9 million. These Master Trust Notes had a maturity of 5.0 years as of December 31, 2018. In addition, we had CMBS loans with an aggregate outstanding principal balance of $274.8 million and an average maturity of 4.5 years as of December 31, 2018. Our obligations under these loans are generally secured by liens on certain of our properties. No assurance can be given that the CMBS market will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Moreover, we view our ability to substitute collateral under our asset-backed securitization program favorably, and no assurance can be given that financing facilities offering similar flexibility will be available to us in the future.

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
RISKS RELATED TO OUR RELATIONSHIP WITH SMTA
A substantial number of SMTA’s properties are leased to one tenant, Shopko, which has filed for bankruptcy protection.
On January 16, 2019, Shopko and its affiliates filed petitions for relief under Chapter 11 of the Bankruptcy Code. SMTA reported that, as of September 30, 2018, it leased 90 properties to Shopko, primarily pursuant to four master leases (relating to 33, 31, 21 and 4 properties, respectively) and one single site lease, under which SMTA received approximately $3.6 million in contractual rent per month. SMTA reported that revenues generated from Shopko represented 18.3% of SMTA’s Contractual Rent for the month ended September 30, 2018, and a significant portion of SMTA’s estimated cash available for distribution is derived from rental revenues received from Shopko. Additionally, in January 2018, Spirit Realty, L.P. extended a senior secured term loan to Shopko in the amount of $35.0 million, which was contributed to SMTA prior to the Spin-Off. The senior secured term loan matures in June 2020, bears interest at a rate of 12% per annum and requires repayment in consecutive quarterly installments of $583,625, the first of which was paid in the fourth quarter 2018.
SMTA has reported that it does not expect to receive any additional rent payments from any of the properties leased to Shopko. Furthermore, the senior secured term loan extended to Shopko has been accelerated. Although SMTA intends to exercise and pursue all of its rights and remedies with respect to the senior secured term loan, there can be no assurances that there will be a recovery in whole or in part with respect to the $34.4 million outstanding balance. As a result, SMTA’s results of operations and financial condition will be significantly impacted by Shopko’s bankruptcy. As of September 30, 2018, SMTA’s Adjusted Debt to Annualized Adjusted EBITDAre ratio was 9.6x and its Fixed Charge Coverage Ratio was 1.8x. SMTA’s Fixed Charge Coverage Ratio does not reflect the impact of its amortizing debt principal payments. Had Shopko completely defaulted on its payments to SMTA at the beginning of the third quarter 2018, SMTA’s Adjusted Debt to Annualized Adjusted EBITDAre ratio as of September 30, 2018 would have been 12.4x and its Fixed Charge Coverage Ratio would have been 1.4x.
Because a significant portion of SMTA’s estimated cash available for distribution is derived from rental revenues received from Shopko, Shopko’s bankruptcy could limit or eliminate SMTA’s ability to make distributions to its common stockholders, which could limit or eliminate SMTA’s obligation and/or ability to make cash payments or distributions to us, as holders of 10% series A preferred shares of beneficial interest of SMTA ("SMTA Preferred Stock"), and could cause us to lose all or a part of the value of our investment in SMTA Preferred Stock. In addition, Shopko’s bankruptcy could limit or eliminate SMTA’s ability to make cash payments to us under the Asset Management Agreement, which could cause us to receive SMTA Preferred Stock in lieu of cash payment of the management fee, which would exacerbate the risks associated with our investment in SMTA Preferred Stock. See “-Under certain circumstances, SMTA may pay us the management fee due under the Asset Management Agreement in SMTA Preferred Stock rather than cash, which would adversely affect our cash flow, AFFO and AFFO per share, as well as increase the risks related to our ownership of SMTA Preferred Stock.”
We may not be able to collect amounts to which we are contractually entitled under the Asset Management Agreement or SMTA Preferred Stock upon a resolution of SMTA and/or a termination of the Asset Management Agreement.
On January 16, 2019, SMTA announced that its board of trustees has elected to accelerate SMTA’s previously announced strategic plan and has engaged advisors to explore strategic alternatives focused on maximizing shareholder value, including a sale of SMTA or Master Trust 2014, a merger or other potential alternatives. SMTA has not set a timetable for completion of the process.
There can be no assurance that SMTA’s exploration of strategic alternatives will result in any transaction or other alternative. Additionally, there can be no assurance that we will be able to collect amounts to which we are contractually entitled under the Asset Management Agreement or SMTA Preferred Stock in the event of a resolution of SMTA and/or a termination of the Asset Management Agreement.
Asset Management Agreement. Pursuant to the Asset Management Agreement, we are entitled to a termination fee upon occurrence of certain events and, if applicable thresholds are met, a promote payment in the event that the Asset Management Agreement is terminated (a) by SMTA without cause or (b) by us for cause (including upon a change in control of SMTA). Although SMTA has announced that its board of trustees has elected to accelerate its previously announced strategic plan, we cannot control a decision by SMTA’s board of trustees to terminate the Asset Management Agreement without cause or effect a change of control of SMTA. As a result, such termination could occur at a time when SMTA does not have sufficient cash to pay us the termination fee or a promote that we would otherwise be entitled to or at a time when the SMTA stockholder return threshold for the promote has not been met. Additionally, should the Asset Management Agreement be terminated without cause by us, or for cause by SMTA, we are not entitled to the termination fee or any otherwise applicable promote payment.
SMTA Preferred Stock. Pursuant to the terms of the SMTA Preferred Stock, SMTA must offer to purchase our shares of SMTA Preferred Stock at the liquidation preference, plus any accrued and unpaid dividends to, but not including, the payment date, upon the occurrence of a certain change of control events. However, if a change of control were to occur, SMTA may not have sufficient funds available at such time to pay the purchase price of our shares of SMTA Preferred Stock. Moreover, the payment of accrued dividends on the SMTA Preferred Stock will be subordinated to all of SMTA’s existing and future debt. SMTA reported that, as of September 30, 2018, it had approximately $2.03 billion aggregate principal amount of indebtedness outstanding that would rank senior to the SMTA Preferred Stock. In the event of any liquidation, dissolution or winding up of SMTA, SMTA may have insufficient assets available to make distributions or payments of accrued dividends on the SMTA Preferred Stock. Additionally, SMTA may have insufficient assets to repay our investment in SMTA Preferred Stock.
Furthermore, if SMTA’s business, financial condition, liquidity and results of operations further deteriorate prior to any resolution of SMTA and/or a termination of the Asset Management Agreement, SMTA’s obligation and/or ability to make cash payments or distributions to us, including under the Asset Management Agreement and as holders of SMTA Preferred Stock, may be limited or eliminated and we could lose all or a part of the value of our investment in the SMTA Preferred Stock. See “Our relationship with SMTA involves certain risks and uncertainties, many of which are beyond our control” and the risk factors that follow.
Our relationship with SMTA involves certain risks and uncertainties, many of which are beyond our control.
Our relationship with SMTA involves certain risks and uncertainties, many of which are beyond our control. If any of the following risks, as well as others described in this report (including the risks and uncertainty associated with the reduction in rental revenues received by SMTA from Shopko), occur, SMTA’s business, financial condition, liquidity and results of operations could further deteriorate. As discussed in the risk factors that follow, if this were to happen, SMTA’s obligation and/or ability to make cash payments or distributions to us, including under the Asset Management Agreement and as holders of SMTA Preferred Stock, may be limited or eliminated and we could lose all or a part of the value of our investment in the SMTA Preferred Stock.

•	SMTA may be unable to maintain sufficient liquidity to meet its obligations to us prior to the consummation of a strategic or alternative transaction, if any.

•	SMTA’s tenants may fail to successfully operate their businesses, which could adversely affect SMTA.

•	A substantial portion of SMTA’s properties are leased to unrated tenants, and the tools we, as external manager, use to measure the credit quality of such tenants may not be accurate.

•	Decrease in demand for retail and restaurant space may materially and adversely affect SMTA.

•	SMTA faces significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of its properties.

•
SMTA reported that, as of September 30, 2018, it had approximately $2.03 billion aggregate principal amount of indebtedness outstanding, which may expose it to the risk of default under its debt obligations, limit its ability to obtain additional financing and affect the market price of shares of SMTA’s common stock and, consequently, our ability to earn a cash promote payment.

•
Although SMTA’s board of trustees has elected to accelerate SMTA’s previously announced strategic plan and explore strategic alternatives, it may change that decision without stockholder approval, and SMTA may pursue other objectives, including those that would increase SMTA's leverage, which may increase SMTA's risk of default under its debt obligations.

•
Although SMTA intends to exercise and pursue all of its rights and remedies with respect to the senior secured term loan extended to Shopko, there can be no assurances that there will be a recovery in whole or in part.

•	Current market conditions could adversely affect SMTA’s ability to refinance existing indebtedness or obtain additional financing for growth on acceptable terms or at all.

•
Failure to maintain SMTA’s qualification as a REIT would have significant adverse consequences to SMTA, the market price of shares of SMTA’s common stock and, consequently, our ability to earn a cash promote payment.

Under certain circumstances, SMTA may pay us the management fee due under the Asset Management Agreement in SMTA Preferred Stock rather than cash, which would adversely affect our cash flow, AFFO and AFFO per share, as well as increase the risks related to our ownership of SMTA Preferred Stock.
Pursuant to the Asset Management Agreement, SMTA is required to pay us an annual management fee of $20.0 million, payable in equal monthly installments, in arrears. However, in the event of a “Management Fee PIK Event,” all or a portion of such fee may be paid in SMTA Preferred Stock. A “Management Fee PIK Event” means (i) a good faith determination by SMTA’s board of trustees that forgoing the payment of all or any portion of the monthly installment of the management fee is necessary for SMTA to have sufficient funds to declare and pay dividends required to be paid in cash in order for it to maintain its status as a REIT under the Internal Revenue Code of 1986, as amended, and to avoid incurring income or excise taxes, in which case such necessary portion shall be paid in SMTA Preferred Stock, or (ii) the occurrence and continuation of an “Early Amortization Event,” “Event of Default” or “Sweep Period,” in each case as defined pursuant under the Second Amended and Restated Master Indenture, dated as of May 20, 2014, among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., as amended and supplemented from time to time, in which case our entire monthly installment will be paid in SMTA Preferred Stock. Receiving payment of the management fee in SMTA Preferred Stock, rather than cash, would adversely affect our cash flow, AFFO and AFFO per share, as well as increase the risks related to our ownership of SMTA Preferred Stock.
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
A substantial number of SMTA’s properties are leased to one tenant, Shopko, and rental revenues received from Shopko represent a significant portion of SMTA’s estimated cash available for distribution. See “-A substantial number of SMTA’s properties are leased to one tenant, Shopko, which has filed for bankruptcy protection.” Because a significant portion of SMTA’s estimated cash available for distribution are derived from rental revenues received from Shopko, Shopko’s bankruptcy could limit or eliminate SMTA’s ability to make distributions to its common stockholders, which could trigger a Management Fee PIK Event.

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

SMTA reported that, as of September 30, 2018, it had approximately $2.03 billion aggregate principal amount of indebtedness outstanding, all of which incurs interest at a fixed rate. SMTA may also incur significant additional debt to finance future investment activities. As of Septtember 31, 2018, SMTA’s Adjusted Debt to Annualized Adjusted EBITDAre ratio was 9.6x and its Fixed Charge Coverage Ratio was 1.8x. SMTA’s Fixed Charge Coverage Ratio does not reflect the impact of its amortizing debt principal payments. As noted above, as a result of Shopko’s bankruptcy filing, SMTA does not expect to receive any additional rent payments from any of the properties leased to Shopko. Had Shopko completely defaulted on its payments to SMTA at the beginning of the third quarter of 2018, SMTA’s Adjusted Debt to Annualized Adjusted EBITDAre ratio as of September 30, 2018 would have been 12.4x and its Fixed Charge Coverage Ratio would have been 1.4x. Payments of principal and cash interest expense and financial covenants relating to SMTA’s indebtedness may limit or eliminate its ability and/or obligation to make cash distributions to us as holders of SMTA Preferred Stock and, if a Management Fee PIK event is triggered, pay us the asset management fee due under the Asset Management Agreement in cash. SMTA’s level of debt and the limitations imposed on SMTA by its debt agreements could have various other significant adverse consequences.

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
In the event of a non-payment of dividends on our SMTA Preferred Stock, we have limited rights and our cash flow, AFFO and AFFO per share would be adversely affected.
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
In connection with the Spin-Off, we entered into an Asset Management Agreement with SMTA, pursuant to which we agreed to act as the external manager for SMTA. We have no history operating as an external manger to another entity. SMTA has no employees and is completely reliant on us for the effective operation of its business. The officers and other individuals who perform services for SMTA are our employees, including certain of our key employees. Such employees may dedicate substantial time to and become distracted by financial or operational developments related to SMTA, including in connection with Shopko’s bankruptcy filing and SMTA’s board of trustees’ decision to accelerate its strategic plan, and we may experience difficulties in appropriately allocating resources between us and SMTA, which could materially and adversely affect our business and our ability to achieve our objectives. Additionally, the base management fee that we receive under the Asset Management Agreement is fixed for the first three years, and such fee may not reflect our actual expenses or time spent externally managing SMTA.
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
Asset Management Agreement. Pursuant to the Asset Management Agreement, we are required, to the full extent lawful, to reimburse, indemnify and hold SMTA, its stockholders, trustees, officers and employees and each other person, if any, controlling SMTA, harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any of our acts or omissions of constituting bad faith, willful misconduct or gross negligence. SMTA must, to the full extent lawful, reimburse, indemnify and hold harmless us, our affiliates, members, managers, officers and employees, sub-advisers and each other person, if any, controlling us, from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of such indemnified party made in good faith in the performance of our duties under the Asset Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct or gross negligence. Additionally, SMTA is required to reimburse us for certain expenses incurred in connection with the performance of our duties under the Asset Management Agreement. However, SMTA may not have the resources or cash available to satisfy such indemnification and reimbursement obligations.

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

RISKS RELATED TO OUR INDEBTEDNESS
We have approximately $2.08 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.
As of December 31, 2018, the total principal balance outstanding on our indebtedness was approximately $2.08 billion, of which the $566.3 million outstanding under the 2015 Credit Facility and 2015 Term Loan incurs interest at a variable rate. We may also incur significant additional debt to finance future investment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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
Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us. Total debt service, including scheduled principal maturities and interest, for 2019 and 2020 is $1.06 billion and $61.2 million, respectively. Debt service for 2019 includes $10.1 million for the acceleration of principal payable following an event of default under one CMBS loan with a stated

maturity in 2018. Debt service for 2019 also includes principal on the 2015 Credit Facility and 2015 Term Loan, which were paid-off in conjunction with the execution of the 2019 Facilities Agreement.
Some of our financing arrangements involve balloon payment obligations.
Some of our financings require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. Our inability to meet a balloon payment obligation, through refinancing or sale proceeds, or refinancing on less attractive terms could materially and adversely affect us. We have balloon maturities, excluding debt extendible at our option, of $412.6 million in 2019, including $10.1 million on a defaulted loan, and none in 2020. If we are unable to refinance these maturities or otherwise retire the indebtedness by that time, we could be materially adversely affected, and could be forced to relinquish the related collateral.
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
SMTA’s failure to qualify as a REIT could adversely affect our ability to qualify as a REIT. If SMTA failed to qualify as a REIT during the year of the Spin-Off, the income recognized by us in connection with the Spin-Off would not have constituted qualifying income for purposes of the 75% gross income test, which could have adversely affected our ability to qualify as a REIT for such year. In addition, if SMTA did not qualify as a REIT, or if SMTA's REIT election terminates, the SMTA Preferred Stock would not qualify as a real estate asset for purposes of the REIT asset tests or produce qualifying income for purposes of the REIT 75% gross income test. In such case, we would need to restructure or otherwise dispose of our investment in the SMTA Preferred Stock to comply with the REIT requirements.
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
Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
PROPERTY PORTFOLIO DIVERSIFICATION

1,462	99.7%	49	252	32
Properties	Occupancy	States	Tenants	Industries
Diversification By Tenant
Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of December 31, 2018:

Tenant (1)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Walgreen Company	39	575	3.4%
Cajun Global, LLC	170	243	3.4
The Home Depot, Inc.	7	821	2.9
Alimentation Couche-Tard, Inc.	77	232	2.8
CVS Caremark Corporation	34	422	2.4
Life Time Fitness, Inc.	5	588	2.3
GPM Investments, LLC	104	271	2.2
Ferguson Enterprises, Inc.	7	1,003	1.7
PetSmart, Inc.	4	1,016	1.7
AB Acquisition, LLC	15	686	1.6
Other	995	21,463	75.6
Vacant	5	957	—
Total	1,462	28,277	100.0%
(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.
Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent of our owned real estate properties among different asset types as of December 31, 2018:

Asset Type	Number of Properties	Total Square Feet (in thousands)
Retail	1,395	21,185
Industrial	27	5,543
Office	37	1,120
Data Center	3	429
Total	1,462	28,277

Diversification By Industry
Industry concentration represents the industry's contribution to Contractual Rent of our owned real estate properties as of December 31, 2018:

Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Convenience Stores	306	946	10.0%
Health and Fitness	41	2,162	8.4
Restaurants - Quick Service	332	686	7.3
Drug Stores / Pharmacies	85	1,156	6.8
Movie Theaters	32	1,636	6.5
Restaurants - Casual Dining	102	732	5.9
Grocery	40	1,839	4.8
Home Improvement	14	1,653	4.3
Specialty Retail	62	1,682	3.9
Medical Office	36	620	3.9
Home Furnishings	19	1,869	3.6
Entertainment	23	897	3.3
Manufacturing	13	1,875	2.8
Professional Services	6	684	2.5
Car Washes	35	183	2.4
Warehouse Club/Supercenters	9	883	2.2
Automotive Service	54	419	2.1
Sporting Goods	13	667	2.0
Building Materials	9	1,047	1.9
Dollar Stores	70	718	1.7
Pet Supplies & Service	4	1,016	1.7
Education	37	390	1.6
Distribution	6	677	1.6
Automotive Dealers	10	297	1.5
Automotive Parts	54	383	1.4
Discount Department Stores	7	571	1.2
Office Supplies	17	458	1.2
Apparel	5	507	1.0
Travel Plaza	3	48	0.8
Other	6	243	0.8
Consumer Electronics	4	188	0.6
Discount Retailer	3	188	0.3
Vacant	5	957	—
Total	1,462	28,277	100.0%

Diversification By Geography
Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of December 31, 2018:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Texas	230	3,116	11.9%	Louisiana	18	244	1.3%
Florida	106	1,254	7.5%	Arkansas	33	283	1.2%
Georgia	106	1,484	6.6%	Mississippi	30	295	1.2%
California	21	1,147	5.6%	Nevada	2	934	1.1%
Ohio	73	1,119	4.9%	Kansas	16	397	1.0%
Illinois	37	1,299	4.1%	Idaho	11	236	1.0%
Tennessee	52	1,240	3.9%	Maryland	7	201	1.0%
Michigan	73	1,018	3.7%	Connecticut	5	686	1.0%
Arizona	40	727	3.5%	Iowa	11	186	0.8%
Virginia	44	1,264	3.2%	Utah	5	568	0.7%
Missouri	54	939	3.0%	North Dakota	5	234	0.7%
South Carolina	28	535	2.5%	Washington	7	114	0.7%
Alabama	73	509	2.5%	Maine	24	63	0.6%
Colorado	22	851	2.4%	Oregon	4	144	0.5%
North Carolina	47	850	2.4%	Montana	3	152	0.5%
Minnesota	24	764	2.4%	Massachusetts	2	131	0.5%
Indiana	35	501	2.0%	Wisconsin	7	137	0.3%
Kentucky	31	448	1.9%	Rhode Island	3	95	0.3%
New York	24	704	1.9%	West Virginia	10	64	0.3%
New Mexico	26	440	1.8%	Nebraska	5	136	0.2%
New Jersey	11	590	1.5%	U.S. V.I.	1	38	0.2%
Oklahoma	48	410	1.5%	Wyoming	1	35	0.1%
Alaska	9	319	1.3%	South Dakota	1	20	0.1%
New Hampshire	16	640	1.3%	Delaware	1	5	0.1%
Pennsylvania	19	709	1.3%	Vermont	1	2	—

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of December 31, 2018. As of December 31, 2018, the weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 9.6 years. The information set forth in the table assumes that tenants do not exercise renewal options or any early termination rights:

Leases Expiring In:	Number of Properties	Contractual Rent Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Contractual Rent
2019	15	$5,914	528	1.5%
2020	35	12,353	1,010	3.2
2021	115	30,072	2,312	7.9
2022	43	19,160	1,778	5.0
2023	112	38,422	3,919	10.0
2024	33	16,924	1,484	4.4
2025	36	16,346	1,272	4.3
2026	78	22,536	1,686	5.9
2027	112	32,572	2,225	8.5
2028	85	17,601	984	4.6
Thereafter	793	170,639	10,122	44.7
Vacant	5	—	957	—
Total owned properties	1,462	382,539	28,277	100.0%
(1) Contractual Rent for the month ended December 31, 2018 for properties owned at December 31, 2018, multiplied by twelve.
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
None.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION FOR COMMON STOCK, HOLDERS OF RECORD AND DIVIDEND POLICY
Spirit Realty Capital, Inc.
Our common stock is traded on the NYSE under the symbol “SRC.” As of February 19, 2019, there were approximately 2,365 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Spirit Realty, L.P.
Spirit Realty Capital, Inc. directly or indirectly owns all of Spirit Realty, L.P.'s partnership units. Therefore, there is no established trading market for Spirit Realty, L.P.'s partnership units.
RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
Spirit Realty Capital, Inc.
No sales of unregistered securities. Gross proceeds of $3.8 million from sales of registered securities were used for operating expenses and payment of interest and principal on current debt financings.
Spirit Realty, L.P.
None.
ISSUER PURCHASES OF EQUITY SECURITIES
Spirit Realty Capital, Inc.
During the fourth quarter of 2018, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Amended Incentive Award Plan:

•	187 shares of stock, at a weighted average price of $39.28, in October 2018;

•	none in November 2018; and

•	420 shares of stock, at a weighted average price of $38.30, in December 2018.
Spirit Realty, L.P.
None.
EQUITY COMPENSATION PLAN INFORMATION
Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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
The following graph shows our cumulative total stockholder return for the period beginning with the initial listing of our common stock on the NYSE on September 20, 2012 and ending on December 31, 2018, with stock prices retroactively adjusted for the Merger Exchange Ratio and the Spin-Off of SMTA. The graph assumes a $100 investment in each of the indices on September 20, 2012 and the reinvestment of all cash dividends. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ended
Index:	9/20/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Spirit Realty Capital, Inc.	$100.00	$121.05	$137.58	$177.78	$161.47	$187.01	$162.21	$161.17
S&P 500	$100.00	$97.67	$126.58	$141.00	$139.97	$153.32	$183.09	$171.68
NAREIT US Equity REIT Index	$100.00	$101.10	$103.59	$134.81	$139.12	$150.98	$158.87	$151.12

Item 6.     Selected Financial Data
The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2018	2017	2016	2015	2014
Operating Data:
Revenues:
Rental income	$402,321	$424,260	$420,003	$395,169	$346,186
Interest income on loans receivable	3,447	3,346	3,399	3,647	3,955
Earned income from direct financing leases	1,814	2,078	2,742	3,024	3,343
Related party fee income	15,838	—	—	—	—
Other income	21,705	1,574	9,196	866	1,787
Total revenues	$445,125	$431,258	$435,340	$402,706	$355,271
Expenses:
General and administrative	$52,993	$54,998	$48,651	$45,535	$39,532
Restructuring charges	—	—	6,341	7,056	—
Finance restructuring costs	—	—	—	—	214
Property costs (including reimbursable)	21,066	28,487	26,045	21,507	21,531
Real estate acquisition costs	210	1,434	2,904	2,352	2,565
Interest	97,548	113,394	118,690	139,183	139,333
Depreciation and amortization	162,452	173,686	173,036	166,478	155,137
Impairments	6,725	61,597	61,395	50,381	30,651
Total expenses	$340,994	$433,596	$437,062	$432,492	$388,963
Other income (loss):
Gain (loss) on debt extinguishment	$27,092	$579	$1,605	$(2,375)	$(457)
Gain (loss) on disposition of assets	14,629	42,698	29,623	(61)	48
Preferred dividend income from SMTA	8,750	—	—	—	—
Other expense	(5,319)	—	—	—	—
Total other income (loss)	$45,152	$43,277	$31,228	$(2,436)	$(409)
Income (loss) from continuing operations before income tax expense	$149,283	$40,939	$29,506	$(32,222)	$(34,101)
Income tax expense	(792)	(511)	(868)	(479)	(673)
Income (loss) from continuing operations	$148,491	$40,428	$28,638	$(32,701)	$(34,774)
(Loss) income from discontinued operations (1)	(16,439)	36,720	68,808	125,913	(2,171)
Net income (loss)	$132,052	$77,148	$97,446	$93,212	$(36,945)
Less: preferred dividends	(10,352)	(2,530)	—	—	—
Net income (loss) attributable to common stockholders	$121,700	$74,618	$97,446	$93,212	$(36,945)
Net income (loss) per share of common stock—basic:
Continuing operations	$1.59	$0.40	$0.30	$(0.39)	$(0.46)
Discontinued operations	(0.19)	0.39	0.73	1.46	(0.03)
Net income (loss) per share attributable to common stockholders—basic	$1.40	$0.79	$1.03	$1.07	$(0.49)
Net income (loss) per share of common stock—diluted:
Continuing operations	$1.58	$0.40	$0.30	$(0.39)	$(0.46)
Discontinued operations	(0.19)	0.39	0.73	1.46	(0.03)
Net income (loss) per share attributable to common stockholders—diluted	$1.39	$0.79	$1.03	$1.07	$(0.49)

	Years Ended December 31,
(Dollars in thousands, except share and per share data)	2018	2017	2016	2015	2014
Weighted average shares of common stock outstanding:
Basic common shares (2)	86,321,268	93,586,991	93,843,552	86,444,333	77,361,948
Diluted common shares (2)	86,476,449	93,588,560	93,849,250	86,444,333	77,361,948
Dividends declared per common share issued (3)	$3.05	$3.60	$3.53	$3.43	$3.34

(1) Includes gains, losses and results of operations from all property dispositions and from properties classified as held for sale at the end of the period for all periods prior to 2014. During 2015 and 2014, only those properties classified as held for sale as of December 31, 2013 were reported as discontinued operations. Additionally, includes gains, losses and results of operations of SMTA, applied retrospectively to all periods presented, as a result of the Spin-Off completed on May 31, 2018.

(2) Historical weighted average number of shares of common stock outstanding (basic and diluted) have been adjusted for the Merger Exchange Ratio and the reverse stock split effected in 2018.
(3) Dividends declared per common share issued for the years ended December 31, 2017, 2016, 2015 and 2014 have been adjusted for the reverse stock split effected in 2018.

	Years Ended December 31,
(Dollars in thousands)	2018	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Balance Sheet Data (end of period):
Gross investments, including related lease intangibles	$5,123,631	$7,903,025	$8,247,654	$8,302,688	$8,043,497
Net investments, including related lease intangibles	4,396,098	6,614,025	7,090,335	7,231,816	7,110,726
Cash and cash equivalents	14,493	8,798	10,059	21,790	176,181
Total assets (2)	5,096,316	7,263,511	7,677,971	7,891,039	7,964,230
Total debt, net (2)	2,054,637	3,639,680	3,664,628	4,092,787	4,323,302
Total liabilities (2)	2,294,567	3,943,902	3,995,863	4,429,165	4,652,568
Total stockholders' equity	2,801,749	3,319,609	3,682,108	3,461,874	3,311,662

Other Data:
FFO (3)	$322,359	$367,296	$394,952	$354,686	$238,105
AFFO (3)	$346,323	$398,148	$412,999	$378,050	$322,400
Number of properties in investment portfolio	1,514	2,480	2,615	2,629	2,509
Owned properties occupancy at period end (based on number of properties)	99.7%	99.2%	98.2%	98.6%	98.4%
(1) Balances include assets and liabilities of both continuing operations and discontinued operations. Reference Note 12 to the accompanying consolidated financial statements for additional information.
(2) During 2015, we elected to early adopt ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in which capitalized deferred financing costs, previously recorded in deferred costs and other assets on the consolidated balance sheets, are presented as a direct deduction from the carrying amount of the debt liability to which these costs relate, and this presentation is retrospectively applied to prior periods. Capitalized deferred financing costs incurred in connection with the 2015 Credit Facility continue to be presented in deferred costs and other assets, net on the consolidated balance sheets as amounts can be drawn and repaid periodically, which is in accordance with ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.
(3) See the definition of FFO and AFFO below.

Non-GAAP Financial Measures
FFO AND AFFO
We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT). FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) attributable to common stockholders (computed in accordance with GAAP) as a measure of our performance.
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring and divestiture costs, other general and administrative costs associated with relocation of the Company's headquarters, transactions costs associated with our Spin-Off, default interest and fees on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases, costs associated with performing on a guarantee of a former tenant's debt, and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above- and below-market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable, bad debt expense and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs’ AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should only be considered a supplement, and not an alternative, to net income (loss) attributable to common stockholders (computed in accordance with GAAP) as a performance measure.
Adjusted Debt
Adjusted Debt represents represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium, deferred financing costs, and reduced by cash and cash equivalents and cash reserves on deposit with lenders as additional security. By excluding these amounts, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition.
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
Adjusted EBITDAre
Adjusted EBITDAre represents EBITDAre as adjusted for transaction costs, revenue producing acquisitions and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter, severance charges, real estate acquisition costs, and debt extinguishment gains (losses). We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.
Annualized Adjusted EBITDAre
Annualized Adjusted EBITDAre is calculated as Adjusted EBITDAre for the quarter, adjusted for items where annualization would not be appropriate, multiplied by four. Our computation of Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology used by other equity REITs to calculate these measures and, therefore, may not be comparable to such other REITs.

Adjusted Debt to Annualized Adjusted EBITDAre
Adjusted Debt to Annualized Adjusted EBITDAre is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of interest bearing debt (computed in accordance with GAAP) to Adjusted Debt is included in the financial information accompanying this report.
FFO and AFFO

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Net income attributable to common stockholders (1)	$121,700	$74,618	$97,446	$93,212	$(36,945)
Add/(less):
Portfolio depreciation and amortization	197,346	255,454	261,799	260,257	247,587
Portfolio impairments	17,668	102,330	88,072	70,231	38,009
Gain on disposition of assets	(14,355)	(65,106)	(52,365)	(69,014)	(10,546)
FFO attributable to common stockholders	$322,359	$367,296	$394,952	$354,686	$238,105
Add/(less):
(Gain) loss on debt extinguishment	(26,729)	1,645	(233)	3,162	64,750
Restructuring charges	—	—	6,341	7,056	—
Other costs in G&A associated with headquarter relocation	—	—	3,629	—	—
Real estate acquisition costs	549	1,356	3,229	2,739	3,631
Transaction costs	21,391	6,361	—	—	—
Master Trust Exchange Costs	—	—	—	—	13,022
Non-cash interest expense	22,866	23,469	15,380	10,367	5,175
Accrued interest and fees on defaulted loans	1,429	4,201	4,740	7,649	3,103
Straight-line rent, net of related bad debt expense	(15,382)	(19,474)	(23,496)	(19,291)	(12,191)
Other amortization and non-cash charges	(2,434)	(3,266)	(2,837)	(1,639)	(4,541)
Swap termination costs (2)	—	—	1,724	—	—
Non-cash compensation expense	15,114	16,560	9,570	13,321	11,346
Other G&A costs associated with Spin-Off	1,841	—	—	—	—
Other expense	5,319	—	—	—	—
AFFO attributable to common stockholders	$346,323	$398,148	$412,999	$378,050	$322,400

FFO per share of common stock - diluted (3)	$3.71	$3.91	$4.20	$4.09	$3.06

AFFO per share of common stock - diluted (3)	$3.99	$4.24	$4.39	$4.36	$4.14

AFFO per share of common stock, excluding Haggen settlement (4)	$3.78	4.24	4.38	4.36	4.14

Weighted average shares of common stock outstanding:
Diluted	86,476,449	93,588,560	93,849,250	86,444,333	77,361,948

(1)	Amount is net of distributions paid to preferred stockholders for the years ended December 31, 2018 and 2017.

(2)	Included in general and administrative expenses.

(3)	Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.

(4)	AFFO attributable to common stockholders, excluding proceeds from the Haggen settlement of $19.1 million for the year ended December 31, 2018 and $1.8 million for the year ended December 31, 2016.

Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA

	December 31,
(Dollars in thousands)	2018	2017
2015 Credit Facility	$146,300	$112,000
2015 Term Loan, net	419,560	—
Senior Unsecured Notes, net	295,767	295,321
Mortgages and notes payable, net	463,196	2,516,478
Convertible Notes, net	729,814	715,881
Total debt, net	2,054,637	3,639,680
Add / (less):
Unamortized debt discount, net	14,733	61,399
Unamortized deferred financing costs	14,932	39,572
Cash and cash equivalents	(14,493)	(8,798)
Restricted cash balances held for the benefit of lenders	(62,928)	(105,909)
Adjusted Debt	$2,006,881	$3,625,944

	Three Months Ended December 31,
(Dollars in thousands)	2018	2017
Net income	$54,114	$35,791
Add/(less):
Interest	26,163	47,998
Depreciation and amortization	41,437	63,132
Income tax expense (benefit)	317	(25)
Realized gain on sales of real estate	(13,802)	(24,909)
Impairments on real estate assets	471	14,221
EBITDAre	$108,700	$136,208
Adjustments to revenue producing acquisitions and dispositions (1)	(168)	—
Transaction costs	460	3,216
Real estate acquisition costs	67	583
Loss on debt extinguishment	—	3,415
Other G&A costs associated with Spin-off	1,841	—
Other expense	5,319	—
Adjusted EBITDAre	$116,219	$143,422
Other adjustments for Annualized Adjusted EBITDAre (1) (2)	(17,944)	$—
Annualized Adjusted EBITDAre	$393,100	$573,688
Adjusted Debt / Annualized Adjusted EBITDAre	5.1	6.3

(1)
In 2018 and going forward, the definition of Adjusted EBITDAre was revised to reflect adjustments made for income producing acquisitions and dispositions made during the quarter. The definition of Annualized Adjusted EBITDAre was also revised to reflect adjustments for items where annualization is not appropriate.

(2)
Adjustments for which annualization would not be appropriate are composed of the receipt of the Haggen settlement and write-offs related to certain uncollectible accounts receivable and straight-line rent receivables.

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
As of December 31, 2018, our owned real estate represented investments in 1,462 properties. Our properties are leased to 252 tenants across 49 states and 32 industries. As of December 31, 2018, our owned properties were approximately 99.7% occupied (based on number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans secured by an additional 52 real estate properties or other related assets.
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
On May 31, 2018, we completed a Spin-Off of all of our interests in the assets that collateralize Master Trust 2014, our properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA. Upon completion of the Spin-Off, our stockholders received a distribution of common shares of beneficial interest in SMTA, which are treated as a taxable distribution to them. Beginning in the second quarter of 2018, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented. See Note 12 to the accompanying consolidated financial statements for further discussion.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are determined in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements. See Notes 2 and 8 to the consolidated financial statements for further details.
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
Impairment
We review our real estate investments and related lease intangibles periodically for indicators of impairment, including the asset being held for sale, vacant or non-operating, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. For assets with indicators of impairment, we then evaluate if its carrying amount may not be recoverable. We consider factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows.
Impairment is then calculated as the amount by which the carrying value exceeds the estimated fair value, or for assets held for sale, as the amount by which the carrying value exceeds fair value less costs to sell. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results. Key assumptions used in estimating future cash flows and fair values include, but are not limited to, revenue growth rates, interest rates, discount rates, capitalization rates, lease renewal probabilities, tenant vacancy rates and other factors.
REIT Status
We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT commencing with such taxable year, and we intend to continue operating in such a manner. To maintain our REIT status, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed to our stockholders that we derive from our REIT qualifying activities. We are still subject to state and local income and franchise taxes and to federal income and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal income tax at regular corporate rates, including any applicable alternative minimum tax for taxable years beginning before January 1, 2018. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.

RESULTS OF OPERATIONS: COMPARISON OF THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years Ended December 31,
(In Thousands)	2018	2017	Change	% Change
Revenues:
Rental income	$402,321	$424,260	$(21,939)	(5.2)%
Interest income on loans receivable	3,447	3,346	101	3.0%
Earned income from direct financing leases	1,814	2,078	(264)	(12.7)%
Related party fee income	15,838	—	15,838	100.0%
Other income	21,705	1,574	20,131	NM
Total revenues	445,125	431,258	13,867	3.2%
Expenses:
General and administrative	52,993	54,998	(2,005)	(3.6)%
Property costs (including reimbursable)	21,066	28,487	(7,421)	(26.1)%
Real estate acquisition costs	210	1,434	(1,224)	(85.4)%
Interest	97,548	113,394	(15,846)	(14.0)%
Depreciation and amortization	162,452	173,686	(11,234)	(6.5)%
Impairments	6,725	61,597	(54,872)	(89.1)%
Total expenses	340,994	433,596	(92,602)	(21.4)%
Other income:
Gain on debt extinguishment	27,092	579	26,513	NM
Gain on disposition of assets	14,629	42,698	(28,069)	(65.7)%
Preferred dividend income from SMTA	8,750	—	8,750	100.0%
Other expense	(5,319)	—	(5,319)	(100.0)%
Total other income	45,152	43,277	1,875	4.3%
Income from continuing operations before income tax expense	149,283	40,939	108,344	NM
Income tax expense	(792)	(511)	(281)	(55.0)%
Income from continuing operations	$148,491	$40,428	$108,063	NM

(Loss) income from discontinued operations	$(16,439)	$36,720	$(53,159)	NM
NM - Percentages over 100% are not displayed.
Revenues
Rental income
While we were a net acquirer of income producing real estate for the year ended December 31, 2018, our contractual rental revenue between periods decreased 4.9% as a result of the timing of the acquisition/disposition activity, specifically with the majority of acquisitions closing in the second half of 2018. Included in continuing operations for the year ended December 31, 2018 were acquisitions of 17 properties, with a Real Estate Investment Value of $250.8 million, and dispositions of 29 properties, with a Real Estate Investment Value of $96.4 million.
The decrease in contractual rental revenues year-over-year was partially offset by fewer tenant credit issues from 2017 to 2018. As of December 31, 2018 and 2017, respectively, five and 11 of our properties in continuing operations were vacant and not generating rent, representing approximately 0.3% and 0.7% of our owned properties.
Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income is driven by the tenant reimbursable property costs described below and comprised 3.0% and 3.5% of rental income for the years ended December 31, 2018 and 2017, respectively. Non-cash rental income primarily consists of straight-line rental revenue and amortization of above- and below-market lease intangibles. During the years ended December 31,

2018 and 2017, non-cash rental income was $20.1 million and $25.0 million, respectively, representing approximately 5.0% and 5.9%, respectively, of total rental income from continuing operations.
Interest income on loans receivable
In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes. Subsequent to the Spin-Off, this holding is reflected as Investment in Master Trust 2014 on the accompanying consolidated balance sheet, and the related interest income resulted in an increase in interest income period-over-period. That increase was offset by a decrease in interest income from mortgage loans during the year ended December 31, 2018, primarily as a result of the pay-off of one $7.5 million mortgage loan collateralized by 26 properties.
Related party fee income
In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provide a management team that is responsible for implementing SMTA’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $11.7 million of revenues during the period from the Spin- Off to December 31, 2018.
Additionally, we provide property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. Therefore, during the period from the Spin-Off to December 31, 2018, we recognized $4.2 million in revenue under the terms of the Property Management and Servicing Agreement.
In January 2019, SMTA announced that due to the bankruptcy of its largest tenant, it would be accelerating its timeline for strategic alternatives. This acceleration may result in the early termination of the Asset Management Agreement and/or the Property Management and Servicing Agreement, in which case we would be entitled to a termination fee. See related discussion in Item 1A. Risk Factors "Risks Related to our Relationship with SMTA."
Other income
The driver for the increase in other income was the receipt of the final settlement of $19.7 million in relation to the Company's claim from 20 properties leased to Haggen at the time of Haggen Operations Holdings, LLC's bankruptcy in 2015. As a result of this settlement, $19.1 million of other income was recognized in the year ended December 31, 2018. Additionally, we recognized other income of $1.0 million in the year ended December 31, 2018 for pre-payment penalty income when one of our mortgage loans receivable, which was collateralized by 26 properties, was paid off in 2018 prior to its scheduled maturity.
Expenses
General and administrative
The year-over-year decrease is a result of decreases in legal fees, primarily as a result of fewer tenant credit issues and internalization of certain legal items, and of decreases in consulting fees, primarily as a result of certain expenses incurred in 2017 related to re-branding and executive team transition, as well as internalization of certain marketing activities.
Property costs (including reimbursable)
For the year ended December 31, 2018, property costs excluding bad debt expense were $20.4 million (including $15.6 million of tenant reimbursable expenses) compared to $26.0 million (including $16.8 million of tenant reimbursable expenses) for the year ended December 31, 2017. The non-reimbursable costs decreased year-over-year as a result of fewer vacancies and tenant credit issues, while the decrease in reimbursable property costs resulted from decreases in reimbursable property taxes and certain property maintenance expenses. Bad debt expense for the year ended December 31, 2018 was $0.7 million, which reflects the write-off of straight-line rent receivables deemed to be uncollectible, compared to bad debt expense of $2.5 million for the year ended December 31, 2017.
Interest
The decrease in interest expense is primarily related to the extinguishment of $195.8 million principal outstanding of Master Trust 2013 notes and CMBS debt during the year ended December 31, 2018, with a weighted average interest rate of 5.49%. Additionally, there was a decrease in interest expense for the Term Loan for the year ended December 31, 2018 as the facility was not utilized for the first half of 2018.

The following table summarizes our interest expense on related borrowings:

	Years Ended December 31,
(In Thousands)	2018	2017
Interest expense – 2015 Credit Facility (1)	$8,220	$7,957
Interest expense – 2015 Term Loan	6,594	9,793
Interest expense – mortgages and notes payable	26,538	40,385
Interest expense – Convertible Notes	24,509	24,509
Interest expense – Unsecured Senior Notes	13,350	13,351
Non-cash interest expense:
Amortization of deferred financing costs	7,864	8,416
Amortization of debt discount, net	10,473	8,983
Total interest expense	$97,548	$113,394
(1) Includes facility fees of approximately $2.1 million for both the years ended December 31, 2018 and 2017.
Depreciation and amortization
During the year ended December 31, 2018, we acquired 17 properties with a Real Estate Investment Value of $250.8 million, while disposing 29 properties with a Real Estate Investment Value of $96.4 million. While we were a net acquirer during the period (based on Real Estate Investment Value), depreciation and amortization decreased period-over-period as a result of timing of the acquisition/disposition activity, specifically with the majority of acquisitions closing in the second half of 2018. The following table summarizes our depreciation and amortization expense:

	Years Ended December 31,
(In Thousands)	2018	2017
Depreciation of real estate assets	$133,759	$140,557
Other depreciation	567	563
Amortization of lease intangibles	28,126	32,566
Total depreciation and amortization	$162,452	$173,686
Impairment
Impairment charges for the year ended December 31, 2018 were $6.7 million. $1.9 million of the impairment was recorded on Vacant properties, comprised of $1.3 million recorded on three Vacant held for use properties and $0.6 million recorded on one Vacant held for sale property. The remaining $4.8 million of impairment was recorded on underperforming properties, comprised of $4.4 million recorded on 17 underperforming held for use properties and $0.4 million recorded on two underperforming held for sale properties.
Impairment charges for the year ended December 31, 2017 were $61.6 million. $45.7 million of the impairment was recorded on Vacant properties, comprised of $34.5 million recorded on 16 Vacant held for use properties and $11.2 million recorded on 11 Vacant held for sale properties. The remaining $15.9 million of impairment was recorded on underperforming properties, comprised of $14.6 million recorded on 12 underperforming held for use properties and $1.3 million recorded on five underperforming held for sale properties.
Gain on debt extinguishment
During the year ended December 31, 2018, we extinguished $195.8 million of Master Trust 2013 notes and CMBS debt and recognized a gain on debt extinguishment of $27.1 million. The gain was primarily attributable to the extinguishment of $56.2 million of CMBS debt related to six defaulted loans on six underperforming properties, which was partially offset by a loss on the extinguishment of the Master Trust 2013 Series 2013-1 notes and make-whole penalties on early pre-payments of Master Trust 2013 Series 2013-2.
During the year ended December 31, 2017, we extinguished $195.4 million of mortgage debt and recognized a gain on debt extinguishment of $0.6 million. The gain was primarily attributable to the partial extinguishment of one defaulted mortgage loan upon the sale of one of the properties collateralizing the loan to a third party, offset by net losses from the prepayment and defeasance fees on mortgage debt related to 25 properties.

Gain on disposition of assets
During the year ended December 31, 2018, we disposed of 29 properties and recorded gains totaling $14.6 million. There were $15.5 million in net gains on the sale of 19 active properties. These gains were partially offset by $0.7 million in net losses on the sale of four Vacant properties and $0.2 million in net other losses. There were no gains/losses recorded on the transfer of six properties to lenders.
During the year ended December 31, 2017, we disposed of 116 properties and recorded net gains totaling $42.7 million. There were $49.7 million in net gains on the sale of 55 active properties. These gains were partially offset by $6.7 million in net losses on the sale of 61 Vacant properties and $0.3 million in net other losses.
Preferred dividend income from SMTA
As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. During the period from the Spin-Off to December 31, 2018, we recognized preferred dividend income of $8.8 million from these shares. As noted above, in January 2019, SMTA announced it would be accelerating its timeline for strategic alternatives. This acceleration may result in the early repayment of the Series A preferred shares or other outcomes. See related discussion in Item 1A. Risk Factors "Risks Related to our Relationship with SMTA."
Other expense
We are contingently liable for $5.7 million of debt owed by one of our former tenants. As a result of the former tenant filing for bankruptcy, we recognized $5.3 million of debt guarantee expense in the current period to fully reserve for the contingent liability.
(Loss) income from discontinued operations
Subsequent to the completion of the Spin-Off of SMTA on May 31, 2018, the only activity recognized in discontinued operations were transaction costs associated with the Spin-Off. Therefore, the year ended December 31, 2018 only reflects five months of activity for the assets that were included in the Spin-Off. This resulted in a decrease in (loss) income from discontinued operations compared to the year ended December 31, 2017, which reflects a full year of activity for the assets that were included in the Spin-Off.

RESULTS OF OPERATIONS: COMPARISON OF THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Years Ended December 31,
(In Thousands)	2017	2016	Change	% Change
Revenues:
Rental income	$424,260	$420,003	$4,257	1.0%
Interest income on loans receivable	3,346	3,399	(53)	(1.6)%
Earned income from direct financing leases	2,078	2,742	(664)	(24.2)%
Other income	1,574	9,196	(7,622)	(82.9)%
Total revenues	431,258	435,340	(4,082)	(0.9)%
Expenses:
General and administrative	54,998	48,651	6,347	13.0%
Restructuring charges	—	6,341	(6,341)	(100.0)%
Property costs (including reimbursable)	28,487	26,045	2,442	9.4%
Real estate acquisition costs	1,434	2,904	(1,470)	(50.6)%
Interest	113,394	118,690	(5,296)	(4.5)%
Depreciation and amortization	173,686	173,036	650	0.4%
Impairment	61,597	61,395	202	0.3%
Total expenses	433,596	437,062	(3,466)	(0.8)%
Other income:
Gain on debt extinguishment	579	1,605	(1,026)	(63.9)%
Gain on disposition of assets	42,698	29,623	13,075	44.1%
Total other income	43,277	31,228	12,049	38.6%
Income from continuing operations before income tax expense	40,939	29,506	11,433	38.7%
Income tax expense	(511)	(868)	(357)	(41.1)%
Income from continuing operations	$40,428	$28,638	$11,790	41.2%

Income from discontinued operations	$36,720	$68,808	$(32,088)	(46.6)%
Revenues
Rental income
Our contractual rental revenues between periods increased by 0.9% as we were a moderate acquirer of income producing real estate during the year ended December 31, 2017. We acquired 38 properties with a real estate investment value of $270.4 million, included in continuing operations, during the year ended December 31, 2017. This increase was offset by the sale of 116 properties during the same period with a real estate investment value of $381.3 million, of which 58 were income producing properties with a real estate investment value of $254.3 million. This increase in contractual rental revenues was partially offset by tenant credit losses in the first quarter of 2017, where the majority of the non-performing properties were in the convenience store and movie theater industries. As of December 31, 2017 and 2016, respectively, 11 and 28 of our properties in continuing operations were vacant and not generating rent, representing approximately 0.7% and 1.8% of our owned properties.
Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income is driven by the tenant reimbursable property costs described below and comprised 3.5% and 2.8% of rental income for the years ended December 31, 2017 and 2016, respectively. Non-cash rental income primarily consists of straight-line rental revenue and amortization of above- and below-market lease intangibles. During the years ended December 31, 2017 and 2016, non-cash rental income was $25.0 million and $26.4 million, respectively, representing approximately 5.9% and 6.3%, respectively, of total rental income from continuing operations.

Interest income on loans receivable
While financed properties increased from 69 at December 31, 2016 to 83 at December 31, 2017, resulting in an increase of 28.9% in the related mortgage loans receivable balances for the comparative period, interest income on loans receivable remained flat as all the newly financed mortgage loans in 2017 were originated in the last four months of the year.
Other income
The year-over-year decrease in other income is primarily due to $5.5 million in fee income associated with the prepayment of certain mortgage loans during the year ended December 31, 2016, and no comparable transaction for the year ended December 31, 2017. Additionally, lease termination fees collected for the year ended December 31, 2017 were $0.1 million, compared to $1.9 million for the year ended December 31, 2016.
Expenses
General and administrative
The year-over-year increase in general and administrative expenses is primarily due to $11.1 million in severance related costs, comprised of $4.2 million of cash compensation and $6.9 million of non-cash compensation, recorded in the year ended December 31, 2017 following the departure of our chief executive officer. The period-over-period increase was partially offset by a $1.8 million decrease in compensation expenses excluding the severance charges, the $1.7 million loss recognized in the comparable prior period related to termination fees on an interest rate swap, and a $1.0 million decrease in professional and other outside services expenses.
Property costs (including reimbursable)
For the year ended December 31, 2017, property costs excluding bad debt expense were $26.0 million (including $16.8 million of tenant reimbursable expenses) compared to $24.1 million (including $14.7 million of tenant reimbursable expenses) for the year ended December 31, 2016. The non-reimbursable costs remained relatively flat year-over-year, while reimbursable property costs increased by $2.1 million, driven by an increase in reimbursable property taxes. Bad debt expense for the year ended December 31, 2017 was $2.5 million, which reflects the write-off of straight-line rent receivables deemed to be uncollectible, compared to bad debt expense of $1.9 million for the year ended December 31, 2016.
Interest
The decrease in interest expense is primarily due to the extinguishment of $195.4 million of mortgage debt with a weighted average interest rate of 5.5% during the year ended December 31, 2017. This was partially offset by an increase in interest due to increased average borrowings year-over-year under our Revolving Credit Facility and Term Loan, as well as interest on our Senior Unsecured Notes, which were issued in August 2016.
The following table summarizes our interest expense on related borrowings from continuing operations:

	Years Ended December 31,
(In Thousands)	2017	2016
Interest expense – 2015 Credit Facility (1)	$7,957	$3,314
Interest expense – 2015 Term Loan	9,793	5,218
Interest expense – mortgages and notes payable	40,385	70,176
Interest expense – Convertible Notes	24,509	24,509
Interest expense – Unsecured Senior Notes	13,351	4,932
Non-cash interest expense:
Amortization of deferred financing costs	8,416	7,785
Amortization of net losses related to interest rate swaps	—	93
Amortization of debt discount/(premium), net	8,983	2,663
Total interest expense	$113,394	$118,690
(1) Includes facility fees of approximately $2.1 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively.

Depreciation and amortization
Depreciation and amortization expense relates primarily to depreciation on the commercial buildings and improvements we own and to amortization of the related lease intangibles. During the year ended December 31, 2017, we acquired 38 properties with a real estate investment value of $270.4 million, while we sold 116 properties with a real estate investment value of $381.3 million. However, of the properties sold during the year ended December 31, 2017, we sold 44 properties with a real estate investment value of $130.2 million that were classified as held for sale. As properties held for sale are no longer depreciated, we were a net acquirer of depreciable property. Further, fewer properties were classified as held for sale in 2017 than in 2016. The increase in depreciation and amortization was partially offset by impairment charges recorded in 2017 on properties that remain in our portfolio. The following table summarizes our depreciation and amortization expense:

	Years Ended December 31,
(In Thousands)	2017	2016
Depreciation of real estate assets	$140,557	$138,387
Other depreciation	563	475
Amortization of lease intangibles	32,566	34,174
Total depreciation and amortization	$173,686	$173,036
Impairment
Impairment charges for the year ended December 31, 2017 were $61.6 million. $45.7 million of the impairment was recorded on Vacant properties, comprised of $34.5 million recorded on 16 Vacant held for use properties and $11.2 million recorded on 11 Vacant held for sale properties. The remaining $15.9 million of impairment was recorded on underperforming properties, comprised of $14.6 million recorded on 12 underperforming held for use properties and $1.3 million recorded on five underperforming held for sale properties.
During the year ended December 31, 2016, we recorded impairment losses of $61.4 million. $32.6 million of the impairment was recorded on Vacant properties, comprised of $24.1 million recorded on 15 Vacant held for use properties and $8.5 million recorded on five Vacant held for sale properties. The remaining $28.8 million of impairment was recorded on underperforming properties, comprised of $23.3 million recorded on 23 underperforming held for use properties and $5.5 million recorded on nine underperforming held for sale properties.
Gain on debt extinguishment
During the year ended December 31, 2017, we extinguished $195.4 million of mortgage debt and recognized a gain on debt extinguishment of $0.6 million. The gain was primarily attributable to the partial extinguishment of one defaulted mortgage loan upon sale of one of the properties collateralizing the loan to a third party, offset by net losses from the prepayment and defeasance fees on mortgage debt related to 25 properties. During the same period in 2016, we extinguished $763.7 million of mortgage debt and recognized a gain on debt extinguishment of $1.6 million. The gain was primarily attributable to the extinguishment of three defaulted mortgage loans and the partial extinguishment of one defaulted mortgage loan upon sale of the properties collateralizing these loans to third parties, offset by net losses from the prepayment and defeasance fees on mortgage debt related to 343 properties.
Gain on disposition of assets
During the year ended December 31, 2017, we disposed of 116 properties and recorded net gains totaling $42.7 million. There were $49.7 million in net gains on the sale of 55 active properties. These gains were partially offset by $6.7 million in net losses on the sale of 61 Vacant properties and $0.3 million in net other losses.
During the year ended December 31, 2016, we disposed of 165 properties and recorded net gains totaling $29.6 million. There were $29.4 million in net gains on the sale of 151 active properties and $0.6 million in net gains on the transfer of seven properties to lenders. These gains were partially offset by $0.3 million in net losses on the sale of seven Vacant properties and $0.1 million in net other losses.
Income from discontinued operations
The decrease in income from discontinued operations is a result of a decrease in revenues year-over-year of $12.9 million, an increase in expenses of $18.2 million, and a decrease in other income of $1.2 million.

The primary driver of the decrease in revenues was a 4.0% decrease in contractual rental revenues. During the year ended December 31, 2017, only one property was acquired within discontinued operations with a real estate investment value of $10.1 million, while 76 properties with a real estate investment value of $154.3 million were disposed. Of the disposals, 32 were income producing with a real estate investment value of $113.1 million. This net disposition activity resulted in the decrease in contractual rental revenue. Additionally, the mortgage loans secured by 66 properties were paid off in mid-2016, also reducing revenue year-over-year.
The increase in expenses was driven by an increase in recognized impairments of $13.9 million. Additionally, all $6.4 million of transaction costs associated with the Spin-Off incurred in 2017 were classified as discontinued operations in accordance with GAAP. The decrease in other income was the result of a $0.9 million increase in losses on debt extinguishment, primarily related to the $1.6 million pre-payment premium paid in conjunction with our voluntary pre-payment of the full outstanding balance of Master Trust 2014 Series 2014-1 Class A1 note of $43.1 million in November 2017.
LIQUIDITY AND CAPITAL RESOURCES
Stock Repurchase Program
In May 2018, our Board of Directors approved a new stock repurchase program, which authorizes the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with new proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources, including debt. As of December 31, 2018, no shares have been repurchased under this new program.
In August 2017, our Board of Directors approved a stock repurchase program, which authorized the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. During the year ended December 31, 2018, and prior to the SMTA Spin-Off, 4.2 million shares of our common stock were repurchased in open market transactions under the stock repurchase program at a weighted average price of $39.60 per share. Fees associated with these repurchases of $0.5 million are included in accumulated deficit on the consolidated balance sheets. Since the authorization of the August 2017 stock repurchase program, 6.1 million shares of our common stock were repurchased in open market transactions, at a weighted average price of $40.70 per share, and no additional capacity remains under this stock repurchase program. Total fees associated with repurchases under the August 2017 stock repurchase program were $733.1 thousand.
ATM Program
In November 2016, the Board of Directors approved a new $500.0 million ATM Program. Since its inception through December 31, 2018, the Corporation sold 92.5 thousand shares of its common stock, at a weighted average share price of $40.57, for aggregate gross proceeds of $3.8 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities and borrowings under the 2019 Credit Facility, A-1 Term Loan and A-2 Term Loan (which replaced the 2015 Credit Facility and 2015 Term Loan in their entirety in January 2019). As of December 31, 2018, available liquidity was comprised of $653.7 million of borrowing capacity under the 2015 Credit Facility, $62.9 million in restricted cash and cash equivalents, and $14.5 million in cash and cash equivalents.

Long-term Liquidity and Capital Resources
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, obtaining asset level financing and by issuing fixed-rate secured or unsecured notes and bonds. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock.
We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. However, we cannot be sure that we will have access to the capital markets at times and on terms that are acceptable to us. We expect that our primary uses of capital will be for property and other asset acquisitions, the payment of tenant improvements, operating expenses, debt service payments, and distributions to our stockholders.
Description of Certain Debt
The following descriptions of debt should be read in conjunction with Note 4 to the consolidated financial statements herein.
Revolving Credit Facilities
As of December 31, 2018, the aggregate gross commitment under the 2015 Credit Facility was $800.0 million, which may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2015 Credit Agreement also included a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuance of letters of credit. Swing-line loans and letters of credit reduce availability under the 2015 Credit Agreement on a dollar-for-dollar basis. The 2015 Credit Agreement had an initial maturity of March 31, 2019.
Payment of the 2015 Credit Facility is unconditionally guaranteed by the Company and, under certain circumstances, by one or more material subsidiaries (as defined in the 2015 Credit Agreement) of the Company.
As of December 31, 2018, the 2015 Credit Facility bore interest at 1-Month LIBOR plus 1.25%, with $146.3 million in borrowings outstanding, and incurred a facility fee of 0.25% per annum. Amounts available for borrowing under the 2015 Credit Facility remained subject to compliance with certain customary restrictive covenants including:

•	Maximum leverage ratio (defined as consolidated total indebtedness of the Company, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00;

•	Minimum fixed charge coverage ratio (defined as EBITDA of the Company, to fixed charges) of 1.50:1.00;

•	Maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness of the Company, net of certain cash and cash equivalents, to total asset value) of 0.50:1:00;

•	Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties, to unsecured interest expense) of 1.75:1.00;

•	Maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness of the Company, net of certain cash and cash equivalents, to total unencumbered asset value) of 0.60:1:00; and

•	Minimum tangible net worth.
In addition to these covenants, the 2015 Credit Agreement also included other customary affirmative and negative covenants, such as (i) limitation on liens and negative pledges; (ii) transactions with affiliates; (iii) limitation on mergers, consolidations and sales of all or substantially all assets; (iv) maintenance of status as a REIT and listing on any national securities exchange; and (v) material modifications to organizational documents. As of December 31, 2018, the Corporation and the Operating Partnership were in compliance with these covenants.
On January 14, 2019, the Operating Partnership entered into a new 2019 Revolving Credit and Term Loan Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders, comprised of the 2019 Credit Facility and the A-1 Term Loans.
The outstanding loans under the 2019 Credit Facility currently bear interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incur a facility fee of 0.25% per annum, in each case, based on the Operating Partnership’s credit rating. The 2019 Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $400.0 million of revolving borrowing capacity, subject to the satisfaction of certain requirements and obtaining additional lender commitments.

The A-1 Term Loans currently bear interest at LIBOR plus an applicable margin of 1.25% per annum based on the Operating Partnership’s credit rating. The 2019 Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $200.0 million of term loans, subject to satisfying certain requirements and obtaining additional lender commitments.
Term Loans
As of December 31, 2018, the term loan facility under the 2015 Term Loan Agreement was $420.0 million, which may be increased up to $600.0 million by exercising an accordion feature, subject to the satisfaction of certain requirements and obtaining additional lender commitments. The 2015 Term Loan Agreement had an initial maturity date of November 2, 2018. In November 2018, we exercised the first of two options to extend the maturity date of the 2015 Term Loan to November 2, 2019.
Payment of the term loans under the 2015 Term Loan Agreement was unconditionally guaranteed by the Company and, under certain circumstances, by one or more material subsidiaries (as defined in the 2015 Term Loan Agreement) of the Company.
As of December 31, 2018, term loans under the 2015 Term Loan Agreement bore interest at 1-Month LIBOR plus 1.35%, with the $420.0 million capacity fully drawn. Amounts available for borrowing under the 2015 Term Loan Agreement remained subject to compliance with certain customary restrictive covenants including:

•	Maximum leverage ratio (defined as consolidated total indebtedness of the Company, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00;

•	Minimum fixed charge coverage ratio (defined as EBITDA of the Company, to fixed charges) of 1.50:1.00;

•	Maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness of the Company, net of certain cash and cash equivalents to total asset value) of 0.50:1:00;

•	Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties, to unsecured interest expense) of 1.75:1.00;

•	Maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness of the Company, net of certain cash and cash equivalents, to total unencumbered asset value) of 0.60:1:00; and

•	Minimum tangible net worth.
In addition, the 2015 Term Loan Agreement included other customary affirmative and negative covenants, including (i) limitation on liens and negative pledges; (ii) transactions with affiliates; (iii) limitation on mergers, consolidations and sales of all or substantially all assets; (iv) maintenance of status as a REIT and listing on a national securities exchange; and (v) material modifications to organizational documents. The ability to borrow under the 2015 Term Loan Agreement was subject to continued compliance with all of the covenants described above. As of December 31, 2018, the Company and the Operating Partnership were in compliance with these financial covenants.
On January 14, 2019, the Operating Partnership entered into a new 2019 Revolving Credit and Term Loan Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders, comprised of the 2019 Credit Facility and the A-1 Term Loans.
The 2019 Credit Facility is comprised of $800.0 million of aggregate revolving commitments with a maturity date of March 31, 2023. The outstanding loans under the 2019 Credit Facility currently bear interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incur a facility fee of 0.25% per annum, in each case, based on the Operating Partnership’s credit rating. The 2019 Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $400.0 million of revolving borrowing capacity, subject to the satisfaction of certain requirements and obtaining additional lender commitments.
The A-1 Term Loans have an aggregate borrowing amount of $420.0 million with a maturity date of March 31, 2024. The A-1 Term Loans currently bear interest at LIBOR plus an applicable margin of 1.25% per annum based on the Operating Partnership’s credit rating. The 2019 Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $200.0 million of term loans, subject to satisfying certain requirements and obtaining additional lender commitments.
In addition, on January 14, 2019, the Operating Partnership entered into new A-2 Term Loans with Bank of America, N.A., as administrative agent, and various lenders, comprised of $400 million of delayed draw term loans with a maturity date of March 31, 2022. The A-2 Term Loans currently bear interest at LIBOR plus an applicable margin of 1.25% per annum based on the Operating Partnership’s credit rating. In addition, a ticking fee accrues on the unused portion of the commitments at a rate of 0.20% until the earlier of July 12, 2019 and the termination of the commitments. There are currently no borrowings outstanding under the A-2 Term Loans. The A-2 Term Loans include an accordion feature providing for an additional $200.0 million of term loans, subject to the satisfaction of certain requirements and obtaining additional lender commitments.
The 2019 Facilities Agreements replaced the existing 2015 Credit Agreement and 2015 Term Loan Agreement.
Master Trust 2013
Master Trust 2013 is an asset-backed securitization platform through which we raise capital by issuing non-recourse net lease mortgage notes collateralized by commercial real estate, net leases and mortgage loans (the "Collateral Pool"). The Collateral Pool is managed by the Company in our capacity as property manager. Rental and mortgage receipts from the Collateral Pool are deposited with the indenture trustee, who first utilizes the funds to satisfy the debt service requirements on the notes and any fees and costs of administration of Mater Trust 2013. The remaining funds are remitted to the issuer on the monthly note payment date.
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans from the Collateral Pool. Proceeds from these sales are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At December 31, 2018, $7.4 million was held on deposit with the indenture trustee and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheet.
On May 21, 2018, we retired the Series 2013-1 Class A notes. There was no make-whole payment associated with the redemption of these notes. During the year ended December 31, 2018, there were $15.2 million in prepayments on the Series 2013-2 Class A notes, with $934 thousand in associated make-whole payments.
As of December 31, 2018, the Master Trust 2013 notes were secured by 269 owned and financed properties held in one bankruptcy-remote, special purpose entity as issuer, which is an indirect wholly-owned subsidiary of ours. The outstanding series of Master Trust 2013 notes was rated investment grade as of December 31, 2018. Master Trust 2013 is summarized below:

	Stated Rate	Remaining Term	December 31, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2013-1 Class A			$—	$125,000
Series 2013-2 Class A	5.6%	5.0	167,854	187,704
Total Master Trust 2013 notes	5.6%	5.0	$167,854	$312,704
Deferred financing costs, net			(4,189)	(6,021)
Total Master Trust 2013 notes, net			$163,665	$306,683
CMBS
In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity, and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants.
As of December 31, 2018, we had seven fixed-rate CMBS loans with $274.8 million of aggregate outstanding principal, a weighted average contractual interest rate of 5.53%, and a weighted average maturity of 4.5 years. Approximately 70.7% of this debt is partially amortizing and requires a balloon payment at maturity. These balances include one loan that is in default, discussed further below. The following table shows the scheduled principal repayments, including amortization, of the non-defaulted CMBS loans as of December 31, 2018 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total
2019	—	—	—	—%	$3,905	$—	$3,905
2020	—	—	—	—	4,100	—	4,100
2021	—	—	—	—	4,365	—	4,365
2022	1	12	4.67%	4.67	4,617	42,400	47,017
2023	3	86	5.23%-5.50%	5.46	3,074	197,912	200,986
Thereafter	2	2	5.80%-6.00%	5.83	4,200	69	4,269
Total	6	100		5.35%	$24,261	$240,381	$264,642
As of December 31, 2018, we are in default on one CMBS fixed-rate loan due to the property securing the loan going vacant. The aggregate outstanding principal balance under the defaulted loan was $10.1 million, including $3.4 million of accrued interest. We believe the value of the property is less than the related debt. The following table provides key elements of the defaulted CMBS loan as of December 31, 2018 (dollars in thousands):

Industry	Properties	Net Book Value	Monthly Base Rent	Pre-Default Outstanding Principal	Capitalized Interest (1)	Total Debt Outstanding	Stated Rate	Default Rate	Accrued Interest (1)
Vacant	1	$673	$—	$6,734	$3,382	$10,116	5.85%	9.85%	$86
(1) Interest capitalized to principal that remains unpaid.
Related Party Notes Payable
Wholly-owned subsidiaries of Spirit are the borrower on four mortgage notes payable held by SMTA and secured by six single-tenant properties. In total, these mortgage notes had outstanding principal of $27.9 million at December 31, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheets. As of December 31, 2018, these mortgage notes have a weighted average stated interest rate of 1.00%, a weighted average remaining term of 9.2 years and are eligible for early repayment without penalty.
Convertible Notes
The Convertible Notes are comprised of two series of notes: (i) $402.5 million aggregate principal amount of 2.875% convertible notes maturing on May 15, 2019 and (ii) $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. As of December 31, 2018, the carrying amount of the Convertible Notes was $729.8 million, net of discounts (primarily consisting of the value of the embedded conversion feature) and unamortized deferred financing costs.
Holders may convert notes of either series prior to November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, only under specific circumstances: (1) if the closing price of our common stock for each of at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days in the quarter is greater than or equal to 130% of the conversion price for the Convertible Notes; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last closing price of our common stock and the conversion rate for the Convertible Notes; (3) if we call any or all of the Convertible Notes for redemption prior to the redemption date; or (4) upon the occurrence of specified corporate events as described in the Convertible Notes prospectus supplement. On or after November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes of the applicable series at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock.
The conversion rate for each series of the Convertible Notes is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2018, the conversion rate was 17.4458 per $1,000 principal note. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
Senior Unsecured Notes
The Senior Unsecured Notes of the Operating Partnership have an aggregate principal amount of $300.0 million and are guaranteed by the Company. The Senior Unsecured Notes accrue interest at a rate of 4.45% per year, payable on March 15 and September 15 with a final maturity date of September 15, 2026.
The Senior Unsecured Notes are redeemable in whole, at any time, or in part, from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed on or after June 15, 2026, the redemption price will not include a make-whole premium.
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
In addition, the Senior Unsecured Notes Agreement includes other customary affirmative and negative covenants, including (i) maintenance of status as a REIT; (ii) payment of all taxes, assessments and governmental charges levied on the REIT; (iii) reporting on financial information; and (iv) maintenance of properties and property insurance. As of December 31, 2018, the Corporation and the Operating Partnership were in compliance with these financial covenants.
Debt Maturities
Future principal payments due on our various types of debt outstanding as of December 31, 2018 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
2015 Credit Facility (1)	$146,300	$146,300	$—	$—	$—	$—	$—
2015 Term Loan (1)	420,000	420,000	—	—	—	—	—
Master Trust Notes	167,854	4,788	5,055	5,333	5,629	147,049	—
CMBS (2)	274,758	14,019	4,100	4,365	47,017	200,986	4,271
Related party notes payable	27,890	2,979	3,009	3,039	3,069	3,100	12,694
Convertible Notes (1)	747,500	402,500	—	345,000	—	—	—
Senior Unsecured Notes	300,000	—	—	—	—	—	300,000
	$2,084,302	$990,586	$12,164	$357,737	$55,715	$351,135	$316,965
(1) On January 14, 2019, Spirit entered into a 2019 Facilities Agreement with various lenders, comprised of (i) a 2019 Credit Facility with a four year term and $800.0 million capacity, (ii) an A-1 Term Loan with a five year term and $420.0 million capacity, and (iii) an A-2 Term Loan with a three year term and $400.0 million capacity. The 2019 Facilities Agreement replaces the existing 2015 Credit Facility and 2015 Term Loan in their entirety. The A-2 Term Loan has a delayed draw feature, which Spirit expects to use to retire the 2.875% Convertible Notes upon their maturity in 2019.
(2) The CMBS payment balance in 2019 includes the aggregate principal balance under the one defaulted loan of $10.1 million, which includes $3.4 million of capitalized interest.

Contractual Obligations
The following table provides information with respect to our commitments as well as potential acquisitions under contract as of December 31, 2018 (in thousands):

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt - Principal	$2,084,302	$990,586	$369,901	$406,850	$316,965
Debt - Interest (1) (2)	257,573	69,054	89,320	61,872	37,327
Acquisitions Under Contract (3)	47,693	47,693	—	—	—
Capital Improvements	33,003	31,568	1,435	—	—
Operating Lease Obligations	18,460	2,068	4,138	3,943	8,311
Total	$2,441,031	$1,140,969	$464,794	$472,665	$362,603
(1) Excludes interest on defaulted mortgage loans.
(2) Debt - Interest has been calculated based on outstanding balances as of December 31, 2018 through their respective maturity dates and excludes unamortized non-cash deferred financing costs of $14.9 million, unamortized debt discount, net of $14.7 million and any interest due on defaulted mortgage loans, including $86 thousand accrued as of December 31, 2018.
(3) Contracts contain standard cancellation clauses contingent on results of due diligence.
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
CASH FLOWS: COMPARISON OF THE YEARS ENDED DECEMBER 31, 2018 AND 2017
The following table presents a summary of our cash flows for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017	Change
Net cash provided by operating activities	$336,365	$393,982	$(57,617)
Net cash (used in) provided by investing activities	(220,462)	154,236	(374,698)
Net cash used in financing activities	(153,189)	(470,409)	317,220
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(37,286)	$77,809	$(115,095)

As of December 31, 2018, we had $77.4 million of cash, cash equivalents, and restricted cash as compared to $114.7 million as of December 31, 2017.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The decrease in net cash provided by operating activities was primarily attributable to:

•	a decrease in cash rental income of $142.3 million and

•	an increase in transaction costs of $16.3 million.
This decrease was offset by:

•	a decrease in general and administrative expenses of $9.8 million,

•	an increase in other income of $15.2 million,

•	an increase in cash from related party income of $14.2 million,

•	an increase in cash from preferred dividend income of $5.1 million

•	a decrease in cash interest expense of $45.5 million, and

•	a decrease in property costs of $12.4 million, primarily due to a reduction in Vacant properties.
Investing Activities
Cash (used in) provided by investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during 2018 included funding the acquisition of 21 properties of $257.7 million, capitalized real estate expenditures of $52.4 million, and investment in notes receivable of $35.5 million. These outflows were partially offset by net proceeds of $94.7 million from the disposition of 33 properties and collections of principal on loans receivable and real estate assets under direct financing leases totaling $30.4 million.
During the same period in 2017, net cash provided by investing activities included cash proceeds of $472.5 million from the disposition of 192 properties, offset by $279.9 million to fund the acquisition of 39 properties and capitalized real estate expenditures of $46.1 million. Net cash provided by investing activities also included collections of principal on loans receivable and real estate assets under direct financing leases totaling $12.8 million, partially offset by the investment in notes receivable of $5.0 million.
Financing Activities
Generally, our net cash (used in) provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, borrowings under our 2015 Credit Facility and 2015 Term Loan, and issuances of net-lease mortgage notes under Master Trust 2014.
Net cash used in financing activities during 2018 was primarily attributable to the payment of dividends to common and preferred equity owners of $300.6 million, repayments of $170.5 million in mortgages and notes payable, the transfer of $73.1 million in cash, cash equivalents and restricted cash to SMTA in conjunction with the Spin-Off, and the repurchase of 4,302,125 shares of the Company's outstanding common stock for $170.6 million, which were partially offset by drawing of the $420 million 2015 Term Loan, mortgages and notes payable borrowings of $104.2 million, and net borrowings of $34.3 million on the 2015 Credit Facility.
Net cash used in financing activities during 2017 was primarily attributable to the repayment of the $420.0 million Term Loan, the payment of dividends to common and preferred equity owners of $341.7 million, the repurchase of 7,256,055 shares of the Company's outstanding common stock for $286.6 million and repayments of $221.3 million in mortgages and notes payable, offset by the issuance of 6.9 million shares of Class A Preferred Stock for net proceeds of $166.2 million, and debt issuances under our Spirit Master Funding Program of $618.6 million.

CASH FLOWS: COMPARISON OF THE YEARS ENDED DECEMBER 31, 2017 AND 2016
The following table presents a summary of our cash flows for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016	Change
Net cash provided by operating activities	$393,982	$387,628	$6,354
Net cash provided by (used in) investing activities	154,236	(154,800)	309,036
Net cash used in financing activities	(470,409)	(295,365)	(175,044)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$77,809	$(62,537)	$140,346
As of December 31, 2017, we had $114.7 million of cash, cash equivalents, and restricted cash as compared to $36.9 million as of December 31, 2016.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to a decrease in cash paid for interest of $18.5 million related to the lower level of outstanding mortgage debt and reduced restructuring charge payments of $11.3 million as restructuring activities were finalized in 2016, offset by a decrease in cash revenue of $19.1 million and increases in property costs of $5.8 million related to reimbursable and non-reimbursable property taxes, and general and administrative costs of $3.6 million.
The decrease in revenue was primarily attributable to the disposition of 192 properties, representing a gross investment in real estate during the year ended December 31, 2017 of $510.9 million, partially offset by the acquisition of 39 properties, during the same period, with a real estate investment value totaling $323.0 million.
Investing Activities
Cash (used in) provided by investing activities is generally used to fund property acquisitions, for investments in loans receivable and, to a limited extent, for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash provided by investing activities during 2017 included cash proceeds of $472.5 million from the disposition of 192 properties, offset by $279.9 million to fund the acquisition of 39 properties and capitalized real estate expenditures of $46.1 million. Net cash provided by investing activities also included collections of principal on loans receivable and real estate assets under direct financing leases totaling $12.8 million and the investment in notes receivable of $5.0 million.
During the same period in 2016, net cash used in investing activities included $655.8 million to fund the acquisition of 269 properties and capitalized real estate expenditures of $27.1 million partially offset by cash proceeds of $524.8 million from the disposition of 213 properties. Net cash used in investing activities also included collections of principal on loans receivable and real estate assets under direct financing leases totaling $8.4 million.
Financing Activities
Generally, our net cash (used in) provided by financing activities is impacted by our net borrowings and common stock offerings, including sales of our common stock under our ATM Program, common stock offerings, borrowings under our 2015 Credit Facility and 2015 Term Loan, and issuances of net-lease mortgage notes under Master Trust 2014.
Net cash used in financing activities during 2017 was primarily attributable to the repayment of the $420.0 million Term Loan, the payment of dividends to common and preferred equity owners of $341.7 million, the repurchase of 7,256,055 shares of the Company's outstanding common stock for $286.6 million and repayments of $221.3 million in mortgages and notes payable, partially offset by the issuance of 6.9 million shares of Class A Preferred Stock for net proceeds of $166.2 million, and debt issuances under our Spirit Master Funding Program of $618.6 million.

Net cash used in financing activities during 2016 was primarily attributable to the repayment of our indebtedness of $863.8 million and the payment of dividends to equity owners of $323.6 million, both of which were primarily funded from our operating cash flows, partially offset by net borrowings under our Revolving Credit Facility and Term Loan of $86.0 million and $95.0 million, respectively, net proceeds of $298.1 million from the issuance of $300.0 million aggregate principal Senior Unsecured Notes and the sale of an aggregate 8.2 million shares of our common stock in an underwritten public offering and under our ATM Program, generating net proceeds of $368.9 million and $77.7 million, respectively.

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
Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and global economic and political conditions, which are beyond our control. Our operating results depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our 2019 Facilities Agreement. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments, which may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.
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
The objective of our interest rate risk management policy is to match fixed-rate assets with fixed-rate liabilities. As of December 31, 2018, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of December 31, 2018, $1.5 billion of our indebtedness was fixed-rate, consisting of our Master Trust Notes, CMBS loans, related party notes payable, Convertible Notes and Senior Unsecured Notes, with a weighted average stated interest rate of 4.07%, excluding amortization of deferred financing costs and debt discounts/premiums. As of December 31, 2018, $566.3 million of our indebtedness was variable-rate, consisting of our 2015 Credit Facility and 2015 Term Loan, with a weighted average stated interest rate of 3.56%, excluding amortization of deferred financing costs and debt discounts/premiums. If one-month LIBOR as of December 31, 2018 increased by 12.5 basis points, or 0.125%, the resulting increase in annual interest expense with respect to the $566.3 million outstanding under the variable-rate obligations would decrease our future earnings and cash flows by $0.7 million.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of December 31, 2018 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2015 Credit Facility	$146,300	$146,731
2015 Term Loan, net (1)	419,560	424,670
Mortgages and notes payable, net (1)	463,196	487,548
Convertible Notes, net (1)	729,814	740,330
Senior Unsecured Notes, net (1)	295,767	291,696
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Spirit Realty Capital, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit Realty Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Spirit Realty Capital, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of Spirit Realty, L.P. and the Board of Directors of
Spirit Realty Capital, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Realty, L.P. (the Operating Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Dallas, Texas
February 21, 2019

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$1,632,664	$1,598,355
Buildings and improvements	3,125,053	2,989,451
Total real estate investments	4,757,717	4,587,806
Less: accumulated depreciation	(621,456)	(503,568)
	4,136,261	4,084,238
Loans receivable, net	47,044	78,466
Intangible lease assets, net	294,463	306,252
Real estate assets under direct financing leases, net	20,289	24,865
Real estate assets held for sale, net	18,203	20,469
Net investments	4,516,260	4,514,290
Cash and cash equivalents	14,493	8,792
Deferred costs and other assets, net	156,428	121,949
Investment in Master Trust 2014	33,535	—
Preferred equity investment in SMTA	150,000	—
Goodwill	225,600	225,600
Assets related to SMTA Spin-Off	—	2,392,880
Total assets	$5,096,316	$7,263,511

Liabilities and stockholders’ equity
Liabilities:
2015 Credit Facility	$146,300	$112,000
2015 Term Loan, net	419,560	—
Senior Unsecured Notes, net	295,767	295,321
Mortgages and notes payable, net	463,196	589,644
Convertible Notes, net	729,814	715,881
Total debt, net	2,054,637	1,712,846
Intangible lease liabilities, net	120,162	130,574
Accounts payable, accrued expenses and other liabilities	119,768	131,642
Liabilities related to SMTA Spin-Off	—	1,968,840
Total liabilities	2,294,567	3,943,902
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both December 31, 2018 and December 31, 2017, liquidation preference of $25.00 per share	166,177	166,193
Common stock, $0.05 par value, 750,000,000 shares authorized: 85,787,355 shares and 89,774,135 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	4,289	4,489
Capital in excess of common stock par value	4,995,697	5,193,631
Accumulated deficit	(2,357,255)	(2,044,704)
Accumulated other comprehensive loss	(7,159)	—
Total stockholders’ equity	2,801,749	3,319,609
Total liabilities and stockholders’ equity	$5,096,316	$7,263,511
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$402,321	$424,260	$420,003
Interest income on loans receivable	3,447	3,346	3,399
Earned income from direct financing leases	1,814	2,078	2,742
Related party fee income	15,838	—	—
Other income	21,705	1,574	9,196
Total revenues	445,125	431,258	435,340
Expenses:
General and administrative	52,993	54,998	48,651
Restructuring charges	—	—	6,341
Property costs (including reimbursable)	21,066	28,487	26,045
Real estate acquisition costs	210	1,434	2,904
Interest	97,548	113,394	118,690
Depreciation and amortization	162,452	173,686	173,036
Impairments	6,725	61,597	61,395
Total expenses	340,994	433,596	437,062
Other income:
Gain on debt extinguishment	27,092	579	1,605
Gain on disposition of assets	14,629	42,698	29,623
Preferred dividend income from SMTA	8,750	—	—
Other expense	(5,319)	—	—
Total other income	45,152	43,277	31,228
Income from continuing operations before income tax expense	149,283	40,939	29,506
Income tax expense	(792)	(511)	(868)
Income from continuing operations	148,491	40,428	28,638
(Loss) income from discontinued operations	(16,439)	36,720	68,808
Net Income	132,052	77,148	97,446
Dividends paid to preferred stockholders	(10,352)	(2,530)	—
Net income attributable to common stockholders	$121,700	$74,618	$97,446

Net income per share attributable to common stockholders - basic:
Continuing operations	$1.59	$0.40	$0.30
Discontinued operations	(0.19)	0.39	0.73
Net income per share attributable to common stockholders - basic	$1.40	$0.79	$1.03
Net income per share attributable to common stockholders - diluted:
Continuing operations	$1.58	$0.40	$0.30
Discontinued operations	(0.19)	0.39	0.73
Net income per share attributable to common stockholders - diluted	$1.39	$0.79	$1.03
Weighted average shares of common stock outstanding:
Basic	86,321,268	93,586,991	93,843,552
Diluted	86,476,449	93,588,560	93,849,250
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Years Ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$121,700	$74,618	$97,446
Other comprehensive (loss) income:
Change in net unrealized losses on cash flow hedges	(7,159)	—	(1,137)
Net cash flow hedge losses reclassified to operations	—	—	2,165
Total comprehensive income	$114,541	$74,618	$98,474
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock			Accumulated Deficit		Total Stockholders’ Equity
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value		AOCL
Balances, December 31, 2015	—	$—	88,364,473	$4,418	$4,721,323	$(1,262,839)	$(1,028)	$3,461,874
Net income	—	—	—	—	—	97,446	—	97,446
Other comprehensive income	—	—	—	—	—	—	1,028	1,028
Dividends declared on common stock	—	—	—	—	—	(333,180)	—	(333,180)
Tax withholdings related to net stock settlements	—	—	(14,566)	(1)	—	(752)	—	(753)
Issuance of shares of common stock, net	—	—	8,167,072	408	446,205	—	—	446,613
Stock-based compensation, net	—	—	208,326	11	9,558	(489)	—	9,080
Balances, December 31, 2016	—	$—	96,725,305	$4,836	$5,177,086	$(1,499,814)	$—	$3,682,108
Net income	—	—	—	—	—	77,148	—	77,148
Dividends declared on preferred stock	—	—	—	—	—	(2,530)	—	(2,530)
Net income available to common stockholders	—	—	—	—	—	74,618	—	74,618
Issuance of preferred stock	6,900,000	166,193	—	—	—	—	—	166,193
Dividends declared on common stock	—	—	—	—	—	(332,402)	—	(332,402)
Tax withholdings related to net stock settlements	—	—	(88,062)	(4)	—	(3,538)	—	(3,542)
Repurchase of common shares	—	—	(7,167,993)	(358)	—	(282,731)	—	(283,089)
Stock-based compensation, net	—	—	304,885	15	16,545	(837)	—	15,723
Balances, December 31, 2017	6,900,000	$166,193	89,774,135	$4,489	$5,193,631	$(2,044,704)	$—	$3,319,609
Net income	—	—	—	—	—	132,052	—	132,052
Dividends declared on preferred stock	—	—	—	—	—	(10,352)	—	(10,352)
Net income available to common stockholders	—	—	—	—	—	121,700	—	121,700
Other comprehensive loss	—	—	—	—	—	—	(7,159)	(7,159)
Cost associated with preferred stock	—	(16)	—	—	—	—	—	(16)
Dividends declared on common stock	—	—	—	—	—	(262,887)	—	(262,887)
Tax withholdings related to net stock settlements	—	—	(57,679)	(3)	—	(2,400)	—	(2,403)
Issuance of shares of common stock, net	—	—	92,458	5	2,967	—	—	2,972
Repurchase of common shares	—	—	(4,244,446)	(212)	—	(167,953)	—	(168,165)
SMTA dividend distribution	—	—	—	—	(216,005)	—	—	(216,005)
Stock-based compensation, net	—	—	222,887	10	15,104	(1,011)	—	14,103
Balances, December 31, 2018	6,900,000	$166,177	85,787,355	$4,289	$4,995,697	$(2,357,255)	$(7,159)	$2,801,749
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net Income	$132,052	$77,148	$97,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,913	256,019	262,276
Impairments	17,668	102,330	88,275
Amortization of deferred financing costs	9,306	9,896	9,070
Payments to terminate interest rate swap	—	—	(1,724)
Derivative net settlements, amortization and terminations	—	—	1,811
Amortization of debt discounts	13,560	13,572	6,217
Stock-based compensation expense	15,114	16,560	9,570
(Gain) loss on debt extinguishment	(26,729)	1,645	(233)
Gains on dispositions of real estate and other assets	(14,355)	(65,106)	(52,365)
Non-cash revenue	(18,878)	(28,439)	(26,333)
Bad debt expense and other	2,313	5,913	(594)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,396)	2,866	(6,561)
Accounts payable, accrued expenses and other liabilities	9,797	1,578	6,308
Accrued restructuring charges	—	—	(5,535)
Net cash provided by operating activities	336,365	393,982	387,628
Investing activities
Acquisitions of real estate	(257,712)	(279,934)	(655,835)
Capitalized real estate expenditures	(52,390)	(46,100)	(27,078)
Investments in loans receivable	(35,450)	(4,995)	(5,073)
Collections of principal on loans receivable and real estate assets under direct financing leases	30,427	12,769	8,410
Proceeds from dispositions of real estate and other assets	94,663	472,496	524,776
Net cash (used in) provided by investing activities	(220,462)	154,236	(154,800)
Financing activities
Borrowings under Revolving Credit Facilities	826,000	940,200	1,080,000
Repayments under Revolving Credit Facilities	(791,700)	(914,200)	(994,000)
Borrowings under mortgages and notes payable	104,247	618,603	—
Repayments under mortgages and notes payable	(170,519)	(221,310)	(863,836)
Borrowings under 2015 Term Loan	420,000	—	796,000
Repayments under 2015 Term Loan	—	(420,000)	(701,000)
Borrowings under Senior Unsecured Notes	—	—	298,134
Debt extinguishment costs	(2,968)	(3,305)	(28,531)
Deferred financing costs	(1,981)	(8,255)	(4,352)

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2018	2017	2016
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	(73,081)	—	—
Sale of SubREIT preferred shares	5,000	—	—
Proceeds from issuance of common stock, net of offering costs	2,972	—	446,613
Proceeds from issuance of preferred stock, net of offering costs	(16)	166,193	—
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(170,568)	(286,631)	(753)
Preferred stock dividends paid	(10,352)	(2,530)	—
Common stock dividends paid	(290,223)	(339,174)	(323,640)
Net cash used in financing activities	(153,189)	(470,409)	(295,365)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,286)	77,809	(62,537)
Cash, cash equivalents and restricted cash, beginning of year	114,707	36,898	99,435
Cash, cash equivalents and restricted cash, end of year	$77,421	$114,707	$36,898
The following table presents the supplemental cash flow disclosures (in thousands):

	Years Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Non-Cash Activities:
Investment in preferred shares	$150,000	$—	$—
Non-cash distribution to SMTA, net	142,924	—	—
Relief of debt through sale or foreclosure of real estate properties	56,119	39,141	7,208
Financing provided in connection with disposition of assets	2,888	24,015	—
Net real estate and other collateral assets surrendered to lender	28,271	38,547	30,381
Reduction of debt in exchange for collateral assets	—	—	47,025
Real estate acquired in exchange for loans receivable	—	—	26,609
Reclass of residual value on expired deferred financing lease to operating asset	4,455	11,088	—
Accrued interest capitalized to principal (1)	1,967	3,839	4,332
Accrued market-based award dividend rights	1,011	817	489
Derivative changes in fair value	7,159	—	—
Distributions declared and unpaid	53,617	80,792	87,055
Accrued capitalized costs	695	—	—
Supplemental Cash Flow Disclosures:
Cash paid for interest	$118,329	$163,623	$182,105
Cash paid for taxes	1,099	911	914
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit and Per Unit Data)

	December 31, 2018	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$1,632,664	$1,598,355
Buildings and improvements	3,125,053	2,989,451
Total real estate investments	4,757,717	4,587,806
Less: accumulated depreciation	(621,456)	(503,568)
	4,136,261	4,084,238
Loans receivable, net	47,044	78,466
Intangible lease assets, net	294,463	306,252
Real estate assets under direct financing leases, net	20,289	24,865
Real estate assets held for sale, net	18,203	20,469
Net investments	4,516,260	4,514,290
Cash and cash equivalents	14,493	8,792
Deferred costs and other assets, net	156,428	121,949
Investment in Master Trust 2014	33,535	—
Preferred equity investment in SMTA	150,000	—
Goodwill	225,600	225,600
Assets related to SMTA Spin-Off	—	2,392,880
Total assets	$5,096,316	$7,263,511
Liabilities and partners' capital
Liabilities:
2015 Credit Facility	$146,300	$112,000
2015 Term Loan, net	419,560	—
Senior Unsecured Notes, net	295,767	295,321
Mortgages and notes payable, net	463,196	589,644
Notes payable to Spirit Realty Capital, Inc., net	729,814	715,881
Total debt, net	2,054,637	1,712,846
Intangible lease liabilities, net	120,162	130,574
Accounts payable, accrued expenses and other liabilities	119,768	131,642
Liabilities related to SMTA Spin-Off	—	1,968,840
Total liabilities	2,294,567	3,943,902
Commitments and contingencies (see Note 6)
Partners' Capital
General partner's common capital, 797,644 units issued and outstanding as of both December 31, 2018 and December 31, 2017	23,061	24,426
Limited partners' preferred capital: 6,900,000 units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	166,177	166,193
Limited partners' common capital, 84,989,711 and 88,976,491 units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	2,612,511	3,128,990
Total partners' capital	2,801,749	3,319,609
Total liabilities and partners' capital	$5,096,316	$7,263,511
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$402,321	$424,260	$420,003
Interest income on loans receivable	3,447	3,346	3,399
Earned income from direct financing leases	1,814	2,078	2,742
Related party fee income	15,838	—	—
Other income	21,705	1,574	9,196
Total revenues	445,125	431,258	435,340
Expenses:
General and administrative	52,993	54,998	48,651
Restructuring charges	—	—	6,341
Property costs (including reimbursable)	21,066	28,487	26,045
Real estate acquisition costs	210	1,434	2,904
Interest	97,548	113,394	118,690
Depreciation and amortization	162,452	173,686	173,036
Impairments	6,725	61,597	61,395
Total expenses	340,994	433,596	437,062
Other income:
Gain on debt extinguishment	27,092	579	1,605
Gain on disposition of assets	14,629	42,698	29,623
Preferred dividend income from SMTA	8,750	—	—
Other expense	(5,319)	—	—
Total other income	45,152	43,277	31,228
Income from continuing operations before income tax expense	149,283	40,939	29,506
Income tax expense	(792)	(511)	(868)
Income from continuing operations	148,491	40,428	28,638
(Loss) income from discontinued operations	(16,439)	36,720	68,808
Net income	132,052	77,148	97,446
Preferred distributions	(10,352)	(2,530)	—
Net income after preferred distributions	$121,700	$74,618	$97,446

Net income attributable to general partners
Continuing operations	1,270	353	243
Discontinued operations	(151)	304	582
Net income attributable to general partners	1,119	657	825

Net income attributable to limited partners
Continuing operations	147,221	40,075	28,395
Discontinued operations	(16,288)	36,416	68,226
Net income attributable to limited partners	130,933	76,491	96,621

Net income per common partnership unit - basic:
Continuing operations	$1.59	$0.40	$0.30
Discontinued operations	(0.19)	0.39	0.73
Net income per common partnership unit - basic	$1.40	$0.79	$1.03

Net income per common partnership unit - diluted:
Continuing operations	$1.58	$0.40	$0.30
Discontinued operations	(0.19)	0.39	0.73
Net income per common partnership unit —diluted	$1.39	$0.79	$1.03

Weighted average common partnership units outstanding:
Basic	86,321,268	93,586,991	93,843,552
Diluted	86,476,449	93,588,560	93,849,250
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Years Ended December 31,
	2018	2017	2016
Net income after preferred distributions	$121,700	$74,618	$97,446
Other comprehensive (loss) income:
Change in net unrealized losses on cash flow hedges	(7,159)	—	(1,137)
Net cash flow hedge losses reclassified to operations	—	—	2,165
Total comprehensive income	$114,541	$74,618	$98,474
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)

	Preferred Units		Common Units				Total Partnership Capital
	Limited Partners' Capital (2)		General Partner's Capital (1)		Limited Partners' Capital (2)
	Units	Amount	Units	Amount	Units	Amount
Balances, December 31, 2015	—	$—	797,644	$28,574	87,566,830	$3,433,300	$3,461,874
Net income	—	—	—	825	—	96,621	97,446
Other comprehensive income	—	—	—	9	—	1,019	1,028
Partnership distributions declared	—	—	—	(2,822)	—	(330,358)	(333,180)
Tax withholdings related to net settlement of partnership units	—	—	—	—	(14,567)	(753)	(753)
Issuance of partnership units, net	—	—	—	—	8,167,072	446,613	446,613
Stock-based compensation, net	—	—	—	—	208,326	9,080	9,080
Balances, December 31, 2016	—	$—	797,644	$26,586	95,927,661	$3,655,522	$3,682,108
Net income	—	—	—	657	—	76,491	77,148
Partnership distributions declared on preferred units	—	—	—	—	—	(2,530)	(2,530)
Net income after preferred distributions		—		657		73,961	74,618
Issuance of preferred partnership units	6,900,000	166,193	—	—	—	—	166,193
Partnership distributions declared on common units	—	—	—	(2,817)	—	(329,585)	(332,402)
Tax withholdings related to net settlement of partnership units	—	—	—	—	(88,062)	(3,542)	(3,542)
Repurchase of partnership units	—	—	—	—	(7,167,993)	(283,089)	(283,089)
Stock-based compensation, net	—	—	—	—	304,885	15,723	15,723
Balances, December 31, 2017	6,900,000	$166,193	797,644	$24,426	88,976,491	$3,128,990	$3,319,609
Net income	—	—	—	$1,119	—	$130,933	$132,052
Partnership distributions declared on preferred units	—	—	—	—	—	(10,352)	(10,352)
Net income after preferred distributions	—	—	—	1,119	—	120,581	121,700
Other comprehensive loss	—	—	—	(66)	—	(7,093)	(7,159)
Partnership distributions declared on common units	—	—	—	(2,418)	—	(260,469)	(262,887)
Tax withholdings related to net settlement of partnership units	—	—	—	—	(57,679)	(2,403)	(2,403)
Issuance of partnership units	—	(16)	—	—	92,458	2,972	2,956
Repurchase of partnership units	—	—	—	—	(4,244,446)	(168,165)	(168,165)
SMTA dividend distribution	—	—	—	—	—	(216,005)	(216,005)
Stock-based compensation, net	—	—	—	—	222,887	14,103	14,103
Balances, December 31, 2018	6,900,000	$166,177	797,644	$23,061	84,989,711	$2,612,511	$2,801,749
(1) Consists of general partnership interests held by Spirit General OP Holdings, LLC.
(2) Consists of limited partnership interests held by Spirit Realty Capital, Inc. and Spirit Notes Partner, LLC.
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net Income	$132,052	$77,148	$97,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,913	256,019	262,276
Impairments	17,668	102,330	88,275
Amortization of deferred financing costs	9,306	9,896	9,070
Payments to terminate interest rate swap	—	—	(1,724)
Derivative net settlements, amortization and terminations	—	—	1,811
Amortization of debt discounts	13,560	13,572	6,217
Stock-based compensation expense	15,114	16,560	9,570
(Gain) loss on debt extinguishment	(26,729)	1,645	(233)
Gains on dispositions of real estate and other assets	(14,355)	(65,106)	(52,365)
Non-cash revenue	(18,878)	(28,439)	(26,333)
Bad debt expense and other	2,313	5,913	(594)
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,396)	2,866	(6,561)
Accounts payable, accrued expenses and other liabilities	9,797	1,578	6,308
Accrued restructuring charges	—	—	(5,535)
Net cash provided by operating activities	336,365	393,982	387,628
Investing activities
Acquisitions of real estate	(257,712)	(279,934)	(655,835)
Capitalized real estate expenditures	(52,390)	(46,100)	(27,078)
Investments in loans receivable	(35,450)	(4,995)	(5,073)
Collections of principal on loans receivable and real estate assets under direct financing leases	30,427	12,769	8,410
Proceeds from dispositions of real estate and other assets	94,663	472,496	524,776
Net cash (used in) provided by investing activities	(220,462)	154,236	(154,800)
Financing activities
Borrowings under Revolving Credit Facilities	826,000	940,200	1,080,000
Repayments under Revolving Credit Facilities	(791,700)	(914,200)	(994,000)
Borrowings under mortgages and notes payable	104,247	618,603	—
Repayments under mortgages and notes payable	(170,519)	(221,310)	(863,836)
Borrowings under 2015 Term Loan	420,000	—	796,000
Repayments under 2015 Term Loan	—	(420,000)	(701,000)
Borrowings under Senior Unsecured Notes	—	—	298,134
Debt extinguishment costs	(2,968)	(3,305)	(28,531)
Deferred financing costs	(1,981)	(8,255)	(4,352)

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2018	2017	2016
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	(73,081)	—	—
Sale of SubREIT preferred shares	5,000	—	—
Proceeds from issuance of common stock, net of offering costs	2,972	—	446,613
Proceeds from issuance of preferred stock, net of offering costs	(16)	166,193	—
Repurchase of partnership units, including tax withholdings related to net settlement of partnership units	(170,568)	(286,631)	(753)
Preferred distributions paid	(10,352)	(2,530)	—
Common distributions paid	(290,223)	(339,174)	(323,640)
Net cash used in financing activities	(153,189)	(470,409)	(295,365)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,286)	77,809	(62,537)
Cash, cash equivalents and restricted cash, beginning of year	114,707	36,898	99,435
Cash, cash equivalents and restricted cash, end of year	$77,421	$114,707	$36,898

The following table presents the supplemental cash flow disclosures (in thousands):

	Years Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Non-Cash Activities:
Investment in preferred shares	$150,000	$—	$—
Non-cash distribution to SMTA, net	142,924	—	—
Relief of debt through sale or foreclosure of real estate properties	56,119	39,141	7,208
Financing provided in connection with disposition of assets	2,888	24,015	—
Net real estate and other collateral assets surrendered to lender	28,271	38,547	30,381
Reduction of debt in exchange for collateral assets	—	—	47,025
Real estate acquired in exchange for loans receivable	—	—	26,609
Reclass of residual value on expired deferred financing lease to operating asset	4,455	11,088	—
Accrued interest capitalized to principal (1)	1,967	3,839	4,332
Accrued market-based award dividend rights	1,011	817	489
Derivative changes in fair value	7,159	—	—
Distributions declared and unpaid	53,617	80,792	87,055
Accrued capitalized costs	695	—	—
Supplemental Cash Flow Disclosures:
Cash paid for interest	$118,329	$163,623	$182,105
Cash paid for taxes	1,099	911	914
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

NOTE 1. ORGANIZATION
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
On May 31, 2018 (the "Distribution Date"), the Company completed the previously announced spin-off (the "Spin-Off") of the assets that collateralize Master Trust 2014, properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, Spirit MTA REIT ("SMTA"). Beginning in the second quarter of 2018, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented.
Reclassification
Certain reclassifications have been made to prior periods to conform with current reporting on the consolidated statements of operations:

•	tenant reimbursement income of $14.9 million and $11.9 million for the years ended December 31, 2017 and 2016, respectively, has been combined into "rental income" and

•
bad debt expense of $2.5 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively, has been reclassified from "general and administrative" to "property costs (including reimbursable)".

These reclassifications had no effect on the total reported results of operations.
Reverse Stock Split
On December 12, 2018, the Company completed a one-for-five reverse stock split of its shares of common stock, converting every five shares of the Company’s issued and outstanding common stock, $0.01 par value per share, into one share of the Company’s stock, $0.05 par value per share. The reverse stock split did not affect the number of the Company’s authorized shares of common stock. The Company has retrospectively adjusted, for all periods presented, all share and per share amounts to reflect the impact of the reverse stock split.
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
The Company also consolidates a variable interest entity ("VIE") when the Company is determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company's determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements and other contractual arrangements. The Company evaluated SMTA under ASC 810 Consolidation at time of Spin-Off, and continues to evaluate quarterly thereafter. As a result of this analysis, the Company concluded that while it has variable interests in SMTA, SMTA is not a VIE. Control of SMTA is therefore evaluated under the voting interest model and does not require consolidation by the Company.
All expenses incurred by the Company have been allocated to the Operating Partnership in accordance with the Operating Partnership's first amended and restated agreement of limited partnership, which management determined to be a reasonable method of allocation. Therefore, expenses incurred would not be materially different if the Operating Partnership had operated as an unaffiliated entity.
These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of December 31, 2018 and 2017, net assets totaling $0.90 billion and $2.78 billion, respectively, were held, and net liabilities totaling $0.48 billion and $2.63 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.
Discontinued Operations
A discontinued operation represents: (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition. Examples of a strategic shift include disposing of: (i) a separate major line of business, (ii) a separate major geographic area of operations, or (iii) other major parts of the Company. The Company determined that the Spin- Off represented a strategic shift that has a major effect on the Company's results and, therefore, SMTA's operations qualify as discontinued operations. See Note 12 for further discussion of discontinued operations.
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
December 31, 2018

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
In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below-market lease intangibles are amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is likely the tenant will exercise the renewal option. If the Company believes it is likely a lease will terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairments in the Company’s consolidated statements of operations.
Investment in Direct Financing Leases
For real estate property leases classified as direct financing leases, the building portion of the lease is accounted for as a direct financing lease, while the land portion is accounted for as an operating lease when certain criteria are met. For direct financing leases, the Company records an asset which represents the net investment that is determined by using the aggregate of the total amount of future minimum lease payments, the estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed annually, represent the estimated amount the Company expects to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. The Company evaluates the collectability of future minimum lease payments on each direct financing lease primarily through the evaluation of payment history and the underlying creditworthiness of the tenant. There were no amounts past due as of December 31, 2018 and 2017. The Company’s direct financing leases are evaluated individually for the purpose of determining if an allowance is needed. Any write-down of an estimated residual value is recognized as an impairment loss in the current period and earned income adjusted prospectively. The Company's direct financing leases were acquired in connection with the Merger. There were no impairment losses on direct financing leases during the years ended December 31, 2018, 2017 or 2016.
Impairments
The Company reviews its real estate investments and related lease intangibles periodically for indicators of impairment, including the asset being held for sale, vacant or non-operating, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. For assets with indicators of impairment, the Company then evaluates if its carrying amount may not be recoverable. The Company considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows.
Impairment is then calculated as the amount by which the carrying value exceeds the estimated fair value, or for assets held for sale, as the amount by which the carrying value exceeds fair value less costs to sell. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results. Key assumptions used in estimating future cash flows and fair values include, but are not limited to, revenue growth rates, interest rates, discount rates, capitalization rates, lease renewal probabilities, tenant vacancy rates and other factors.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

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
For leases that have contingent rent escalators indexed to future increases in the CPI, they may adjust over a one-year period or over multiple-year periods. Typically, these CPI-based escalators increase rent at the lesser of (a) multiple of any increase in the CPI over a specified period or (b) a fixed percentage. Because of the volatility and uncertainty with respect to future changes in the CPI, the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases and the Company’s view that the multiplier does not represent a significant leverage factor, rental revenue from leases with this type of escalator are recognized only after the changes in the rental rates have occurred.
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
Lease termination fees are included in other income on the Company’s consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met. The Company recorded lease termination fees of $0.3 million, $5.0 million and $7.3 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $4.9 million and $12.4 million at December 31, 2018 and 2017, respectively, against accounts receivable balances of $12.4 million and $27.2 million, respectively. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

For receivable balances related to the straight-line method of reporting rental revenue, the collectability review includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience. The Company has a reserve for losses of $1.1 million and $1.8 million at December 31, 2018 and 2017, respectively, against straight-line receivables of $69.4 million and $81.6 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Preferred equity investment in SMTA
The Company's preferred equity investment in SMTA is accounted for at cost, less impairments, if any. The Company periodically reviews its preferred equity investment in SMTA for indicators of impairment, which include, but are not limited to: annual dividend declarations less than the contractual dividend rate, payment of the Asset Management Agreement in SMTA preferred stock in lieu of cash, or a significant decline in SMTA's liquidity. As of December 31, 2018, the Company's investment was evaluated for impairment and none was recorded. Dividends from the preferred equity investment in SMTA are recognized when dividends are declared, and are reflected as preferred dividend income from SMTA in the consolidated statements of operations. See Note 11 for further discussion.
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
Prior to the Company's adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017 on a prospective basis, when the Company disposed of a real estate asset that constituted a business under GAAP, a portion of goodwill was allocated to the carrying value of the real estate asset considered to be a business to determine the gain or loss on the disposal. The portion of goodwill allocated was derived from the proportionate fair value of the business to the fair value of the Company’s reporting unit. Goodwill related to real estate assets not previously classified as held for sale of $6.3 million was written off during the year ended December 31, 2016. Under the new guidance, the dispositions of properties generally no longer qualify as a disposition of a business and therefore no allocation of goodwill occurs when determining gain or loss on sale. The Spin-Off of SMTA during the year ended December 31, 2018 did qualify as a disposition of a business, resulting in a reduction in goodwill. See Note 12 for additional discussion.

The following table presents a reconciliation of the Company’s goodwill (in thousands):

Consolidated
Balance as of December 31, 2015	$264,350
Goodwill allocated to dispositions of a business	(10,010)
Balance as of December 31, 2016	254,340
Goodwill allocated to dispositions of a business	—
Balance as of December 31, 2017	254,340
Goodwill allocated to dispositions of a business (Spin-Off of SMTA)	(28,740)
Balance as of December 31, 2018	$225,600
Loans Receivable
Loans receivable consists of mortgage loans, net of premium, and notes receivables. Interest on loans receivable is recognized using the effective interest rate method.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

Impairment and Allowance for Loan Losses
The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. As of December 31, 2018, there was no allowance for loan losses and a $0.4 million allowance for loan losses as of December 31, 2017.
A loan is placed on non-accrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received. No mortgage loans were on non-accrual status as of December 31, 2018, compared to five with a balance of $1.5 million as of December 31, 2017. No other notes receivable were on non-accrual status as of December 31, 2018 or December 31, 2017.
Accounting for Derivative Financial Instruments and Hedging Activities
The Company utilizes derivative instruments such as interest rate swaps and caps for purposes of hedging exposures to fluctuations in interest rates associated with certain of its financing transactions. At the inception of a hedge transaction, the Company enters into a contractual arrangement with the hedge counterparty and formally documents the relationship between the derivative instrument and the financing transaction being hedged, as well as its risk management objective and strategy for undertaking the hedge transaction. The fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the derivative instrument has been highly effective in offsetting changes in cash flows of the related financing transaction and whether it is expected to be highly effective in the future. In December 2018, the Company adopted ASU 2017-12, see New Accounting Pronouncements described below.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

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

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$14,493	$8,798	$10,059
Restricted cash:
Collateral deposits (1)	351	1,751	2,044
Tenant improvements, repairs, and leasing commissions (2)	9,093	8,257	9,739
Master Trust Release (3)	7,412	85,703	14,412
Liquidity reserve (4)	—	5,503	—
1031 Exchange proceeds, net	45,042	—	—
Other (5)	1,030	4,695	644
Total cash, cash equivalents and restricted cash	$77,421	$114,707	$36,898
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
Income Taxes
The Company has elected to be taxed as a REIT under the Code. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders, and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT and, therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income. Taxable income from non-REIT activities managed through any of the Company’s taxable REIT subsidiaries is subject to federal, state, and local taxes, which are not material.
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
On May 31, 2018, the Company completed the Spin-Off of Spirit MTA REIT through a distribution of shares in SMTA to the Company’s shareholders. The distribution resulted in a deemed sale of assets and recognition of taxable gain by the Company, which is entitled to a dividends paid deduction equal to the value of the shares in SMTA that it distributed. The Company believes that its dividends paid deduction for 2018, including the value of the SMTA shares distributed, will equal or exceed its taxable income, including the gain recognized. As a result, the Company does not expect the distribution to result in current tax other than an immaterial amount of state and local tax which has been recognized in the accompanying consolidated financial statements.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

Earnings Per Share and Unit
The Company’s unvested restricted common stock, which contains non-forfeitable rights to receive dividends, are considered participating securities requiring the two-class method of computing earnings per share and unit. Under the two class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on their respective weighted average shares outstanding during the period. Under the terms of the Amended Incentive Award Plan and the related restricted stock awards (see Note 9), losses are not allocated to participating securities including undistributed losses as a result of dividends declared exceeding net income. The Company uses income or loss from continuing operations as the basis for determining whether potential common shares are dilutive or anti-dilutive and undistributed net income or loss as the basis for determining whether undistributed earnings are allocable to participating securities.
Unaudited Interim Information
The consolidated quarterly financial data in Note 15 is unaudited. In the opinion of management, this financial information reflects all adjustments necessary for a fair presentation of the respective interim periods. All such adjustments are of a normal recurring nature.
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. This new guidance establishes a principles-based approach for accounting for revenue from contracts with customers and is effective for annual reporting periods beginning after December 15, 2017, with early application permitted for annual reporting periods beginning after December 15, 2016. The Company adopted the new revenue recognition standard effective January 1, 2018 under the modified retrospective method, and elected to apply the standard only to contracts that were not completed as of the date of adoption (i.e., January 1, 2018). In evaluating the impact of this new standard, the Company identified that lease contracts covered by Leases (Topic 840) are excluded from the scope of this new guidance. As such, this ASU had no material impact on the Company's reported revenues, results of operations, financial position or disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Leases pursuant to which the Company is the lessee consist of its corporate office, ground leases and equipment leases. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified restrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company has elected to use all of the practical expedients available for adoption of this ASU except for the hindsight expedient, which would require the re-evaluation of the lease term on all leases using current facts and circumstances. The Company has evaluated implementation of the ASU and does not anticipate the overall impact of this ASU on its consolidated financial statements to be material. The Company anticipates the recognition of leases on its consolidated balance sheet for lessee contracts will represent less than 1% of total assets and of total liabilities as of December 31, 2018.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. ASU 2016-13 requires financial assets (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Per the subsequently issued ASU 2018-19, receivables arising from operating leases are not within the scope of ASU 2016-13. As such, the Company is currently evaluating the impact of this ASU on its consolidated financial statements, but does not expect its impact to be material.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 effective January 1, 2018 and has applied it retrospectively. As a result of adoption, debt prepayment and debt extinguishment costs, previously presented in operating activities, are now presented in financing activities in the consolidated statements of cash flows. There was no impact on the statements of cash flows for the Company for other types of transactions.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The Company early adopted ASU 2017-12 effective December 2018, in conjunction with entering into interest rate swaps, see Note 7. As the Company did not have other derivatives outstanding at time of adoption, no prior period adjustments were required. Prior to the adoption of ASU 2017-12, the Company was required to separately measure and reflect the amount by which the hedging instrument did not offset the changes in the cash flows of hedged items, which was referred to as the ineffective amount. The Company assessed hedge effectiveness on a quarterly basis and recorded the gain or loss related to the ineffective portion of derivative instruments, if any, in general and administrative expense in the consolidated statements of operations. Pursuant to the provisions of ASU 2017-12, the Company is no longer required to separately measure and recognize hedge ineffectiveness. Instead, the Company recognizes the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in other comprehensive (loss) income. The amounts recorded in other comprehensive (loss) income will subsequently be reclassified to earnings when the hedged item affects earnings. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.
NOTE 3. INVESTMENTS
Real Estate Investments
As of December 31, 2018, the Company’s gross investment in real estate properties and loans totaled approximately $5.12 billion, representing investments in 1,514 properties, including 52 properties or other related assets securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with only one state, Texas, with a real estate investment of 12.0%, accounting for more than 10.0% of the total dollar amount of the Company’s real estate investment portfolio.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

During the years ended December 31, 2018 and 2017, the Company had the following real estate and loan activity, net of accumulated depreciation and amortization:

	Number of Properties			Dollar Amount of Investments
	Owned	Financed	Total	Owned	Financed	Total
				(In Thousands)
Gross balance, December 31, 2016	2,541	74	2,615	$8,181,076	$66,578	$8,247,654
Acquisitions/improvements (1)	43	16	59	326,766	23,300	350,066
Dispositions of real estate (2)(3)	(192)	—	(192)	(510,863)	—	(510,863)
Principal payments and payoffs	—	(2)	(2)	—	(7,878)	(7,878)
Impairments	—	—	—	(101,941)	(389)	(102,330)
Write-off of gross lease intangibles	—	—	—	(67,139)	—	(67,139)
Loan premium amortization and other	—	—	—	(4,841)	(1,644)	(6,485)
Gross balance, December 31, 2017	2,392	88	2,480	7,823,058	79,967	7,903,025
Acquisitions/improvements (1)	21	2	23	308,985	37,888	346,873
Dispositions of real estate (2)(3)	(52)	(5)	(57)	(126,961)	—	(126,961)
Principal payments and payoffs	—	(31)	(31)	—	(30,863)	(30,863)
Impairments	—	—	—	(17,668)	—	(17,668)
Write-off of gross lease intangibles	—	—	—	(54,820)	—	(54,820)
Loan premium amortization and other	—	—	—	(955)	(2,060)	(3,015)
Spin-off to SMTA	(899)	(2)	(901)	(2,855,052)	(37,888)	(2,892,940)
Gross balance, December 31, 2018	1,462	52	1,514	$5,076,587	$47,044	$5,123,631
Accumulated depreciation and amortization				(727,533)	—	(727,533)
Net balance, December 31, 2018				$4,349,054	$47,044	$4,396,098

(1)
Includes investments of $46.0 million and $42.6 million, respectively, in revenue producing capitalized expenditures, as well as $6.3 million and $3.5 million, respectively, of non-revenue producing capitalized expenditures for the years ended December 31, 2018 and 2017.

(2)	The total accumulated depreciation and amortization associated with dispositions of real estate was $19.5 million and $57.1 million, respectively, for the years ended December 31, 2018 and 2017.

(3)
The total gain on disposal of assets for properties held in use was $1.4 million, $24.6 million and $35.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total gain on disposal of assets for properties held for sale was $13.0 million, $40.5 million and $16.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases (including realized rent increases occurring after January 1, 2019) are as follows (in thousands):

December 31, 2018
2019	$379,353
2020	374,010
2021	354,562
2022	332,489
2023	308,001
Thereafter	2,180,140
Total future minimum rentals	$3,928,555

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

Because lease renewal periods are exercisable at the option of the lessee, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the CPI or other stipulated reference rate.
Loans Receivable
The following table details loans receivable, net of premiums, discounts and allowance for loan losses (in thousands):

	December 31, 2018	December 31, 2017
Mortgage loans - principal	$42,660	$69,963
Mortgage loans - premium, net of amortization	2,527	5,038
Allowance for loan losses	—	(389)
Mortgage loans, net	45,187	74,612
Other note receivables - principal	2,082	5,355
Other note receivables - discount, net of amortization	(225)	—
Other note receivables	1,857	5,355
Total loans receivable, net	$47,044	$79,967
As of December 31, 2018 and 2017, the Company held a total of 3 and 10, respectively, first-priority mortgage loans (representing loans to three and six borrowers, respectively). The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable as of December 31, 2018, of which one $0.1 million note is secured by tenant assets and stock and the remaining note is unsecured. As of December 31, 2017, there were three other notes receivable, of which one $3.5 million note was secured by tenant assets and stock and the remaining two notes were unsecured.
Lease Intangibles, Net
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	December 31, 2018	December 31, 2017
In-place leases	$381,143	$591,551
Above-market leases	62,902	89,640
Less: accumulated amortization	(149,582)	(271,288)
Intangible lease assets, net	$294,463	$409,903

Below-market leases	$167,527	$216,642
Less: accumulated amortization	(47,365)	(61,339)
Intangible lease liabilities, net	$120,162	$155,303
The amounts amortized as a net increase to rental revenue for capitalized above and below-market leases were $5.5 million, $6.5 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The value of in-place leases amortized and included in depreciation and amortization expense was $32.6 million, $43.3 million and $46.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 14.0 years 10.1 years, 17.7 years and 10.6 years, respectively, as of December 31, 2018. The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 13.8 years, 9.5 years, 17.5 years and 10.6 years, respectively, as of December 31, 2017. During the year ended December 31, 2018, the Company acquired in-place lease intangible assets of $21.7 million, above-market lease intangible assets of $3.5 million and below-market lease intangible liabilities of $0.4 million.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

Based on the balance of intangible assets and liabilities at December 31, 2018, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2019	$22,538
2020	21,650
2021	20,034
2022	17,658
2023	16,472
Thereafter	75,949
Total future minimum amortization	$174,301
Real Estate Assets Under Direct Financing Leases
The components of real estate investments held under direct financing leases were as follows (in thousands):

	December 31, 2018	December 31, 2017
Minimum lease payments receivable	$5,390	$7,325
Estimated residual value of leased assets	20,097	24,552
Unearned income	(5,198)	(7,012)
Real estate assets under direct financing leases, net	$20,289	$24,865
Real Estate Assets Held for Sale
The Company is continually evaluating the portfolio of real estate assets and may elect to dispose of assets considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, and tenant operation type (e.g., industry, sector, or concept/brand). Real estate assets held for sale are expected to be sold within twelve months. The following table shows the activity in real estate assets held for sale, net for the years ended December 31, 2018 and 2017:

	Number of Properties	Carrying Value
	(In Thousands)
Balance, December 31, 2016	44	$160,570
Transfers from real estate investments	82	216,502
Sales	(91)	(208,029)
Transfers to real estate investments held and used	(20)	(95,382)
Impairments	—	(24,732)
Balance, December 31, 2017	15	48,929
Transfers from real estate investments	9	39,488
Sales	(9)	(35,657)
Transfers to real estate investments held and used	(7)	(25,715)
Transfers to SMTA	(5)	(7,853)
Impairments	—	(989)
Balance, December 31, 2018	3	$18,203

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

Impairments
The following table summarizes total impairments recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Years Ended December 31,
	2018	2017	2016
Real estate and intangible asset impairment	$17,208	$93,441	$80,390
Write-off of lease intangibles, net	477	8,500	7,683
Loans receivable (recovery) impairment	(17)	389	176
Total impairments from real estate investment net assets	17,668	102,330	88,249
Other impairment	—	—	26
Total impairments	$17,668	$102,330	$88,275
Impairments for the twelve months ended December 31, 2018 were comprised of $1.0 million on properties classified as held for sale and $16.7 million on properties classified as held and used. Impairments for the year ended December 31, 2017 were comprised of $24.8 million on properties held for sale and $77.2 million on properties classified as held and used. Impairments for the year ended December 31, 2016 were comprised of $20.2 million on properties held for sale and $68.1 million on properties classified as held and used.
NOTE 4. DEBT
The debt of the Company and the Operating Partnership are the same, except for the presentation of the Convertible Notes, which were issued by the Company. Subsequently, an intercompany note between the Company and the Operating Partnership was executed with terms identical to those of the Convertible Notes. Therefore, in the consolidated balance sheet of the Operating Partnership, the amounts related to the Convertible Notes are reflected as notes payable to Spirit Realty Capital, Inc., net. The Company's debt is summarized below:

	2018 Weighted Average Effective Interest Rates(1)	2018 Weighted Average Stated Rates (2)	2018 Weighted Average Remaining Term (3)	December 31, 2018	December 31, 2017
				(In Thousands)
2015 Credit Facility	5.19%	3.34%	0.2	$146,300	$112,000
2015 Term Loan	3.83%	3.63%	0.8	420,000	—
Master Trust Notes	5.60%	5.01%	5.0	167,854	2,248,504
CMBS	5.77%	5.53%	4.5	274,758	332,647
Related party notes payable	1.00%	1.00%	9.2	27,890	—
Convertible Notes	5.31%	3.28%	1.3	747,500	747,500
Senior Unsecured Notes	4.64%	4.45%	7.7	300,000	300,000
Total debt	5.26%	4.19%	2.9	2,084,302	3,740,651
Debt discount, net				(14,733)	(61,399)
Deferred financing costs, net (4)				(14,932)	(39,572)
Total debt, net				$2,054,637	$3,639,680
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the year ended December 31, 2018 and based on the average principal balance outstanding.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of December 31, 2018.
(3) Represents the weighted average maturity based on the outstanding principal balance as of December 31, 2018.
(4) The Company records deferred financing costs for the 2015 Credit Facility in deferred costs and other assets, net on its consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

Revolving Credit Facilities
On March 31, 2015, the Operating Partnership, as borrower, entered into the 2015 Credit Agreement that established a $600.0 million unsecured revolving credit facility, with an accordion feature to increase the facility size up to $1.0 billion, subject to satisfying certain requirements and obtaining additional lender commitments. On April 27, 2016, the Operating Partnership expanded the borrowing capacity from $600.0 million to $800.0 million by partially exercising the accordion feature. The 2015 Credit Agreement also included a $50.0 million sub-limit for swing-line loans and up to $60.0 million available for issuance of letters of credit. Swing-line loans and letters of credit reduce availability under the 2015 Credit Agreement on a dollar-for-dollar basis.
Payment of the 2015 Revolving Credit Agreement was unconditionally guaranteed by the Company and, under certain circumstances, by one or more material subsidiaries (as defined in the 2015 Revolving Credit Agreement) of the Company.
Borrowings bear interest at a rate equal to 1-Month LIBOR plus 0.875% to 1.55% per annum and require a facility fee in an amount equal to the aggregate revolving credit commitments (whether or not utilized) multiplied by a rate equal to 0.125% to 0.30% per annum, in each case based on the Company's credit rating. As of December 31, 2018, the 2015 Credit Facility bore interest at 1-Month LIBOR plus 1.25% and incurred a facility fee of 0.25% per annum.
Borrowings may be repaid, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the 2015 Credit Agreement). The 2015 Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors. The 2015 Credit Facility was to mature on March 31, 2019 (extendible at the Operating Partnership's option to March 31, 2020, subject to satisfaction of certain requirements). Subsequent to December 31, 2018, the Operating Partnership entered into the new 2019 Facilities Agreements, which include a new 2019 Credit Facility that replaces the 2015 Credit Agreement in its entirety. See Note 16 for further discussion.
In connection with the origination and use of the 2015 Credit Facility, the Company incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2015 Credit Facility. The unamortized deferred financing costs were $0.4 million and $1.6 million, at December 31, 2018 and 2017, respectively, and are recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of December 31, 2018, $146.3 million was outstanding, there was $653.7 million of borrowing capacity available, and no outstanding letters of credit or swing-line loans. The Operating Partnership's ability to borrow under the 2015 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of December 31, 2018, the Company and the Operating Partnership were in compliance with these covenants.
Term Loans
On November 3, 2015, the Operating Partnerhsip, as borrower, entered into the 2015 Term Loan Agreement among the Operating Partnership, as borrower, the Company as guarantor and various lenders. The 2015 Term Loan Agreement provided for a $325.0 million unsecured term loan facility, with an accordion feature to increase the facility size up to $600.0 million, subject to the satisfaction of certain requirements and obtaining additional lender commitments. During the fourth quarters of 2015 and 2016, the Operating Partnership exercised the accordion feature and increased the facility from $325.0 million to $370.0 million and $420.0 million, respectively.
Borrowings bear interest at a rate equal to 1-Month LIBOR plus 0.90% to 1.75% per annum, based on the Company's credit ratings. As of December 31, 2018, the 2015 Term Loan bore interest at 1-Month LIBOR plus 1.35%.
Borrowings may be repaid, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees. Borrowings may be repaid without premium or penalty, and may be re-borrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve-month period. Payment of the 2015 Term Loan is unconditionally guaranteed by the Company and, under certain circumstances, by one or more material subsidiaries (as defined in the 2015 Term Loan Agreement). The obligations of the Company and any guarantor under the 2015 Term Loan are full recourse to the Company and each guarantor. The 2015 Term Loan that had an

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

initial maturity date of November 2, 2018, extendable at the Company's option pursuant to two one-year extension options, subject to the satisfaction of certain conditions and payment of an extension fee. The Company exercised its first option to extend to November 2, 2019 on November 2, 2018. Subsequent to December 31, 2018, the Operating Partnership entered into a new 2019 Facilities Agreement, which includes a new A-1 Term Loan that replace the 2015 Term Loan in its entirety and a new A-2 Term Loan, see Note 16 for further discussion.
In connection with the origination of the 2015 Term Loan, the Company incurred costs of $2.4 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2015 Term Loan. As of December 31, 2018 and 2017, the unamortized deferred financing costs were $0.4 million and $0.7 million, respectively, and were recorded net against the principal balance of the 2015 Term Loan for 2018 and and mortgages and notes payable for 2017, respectively, on the accompanying consolidated balance sheets.
As of December 31, 2018, there was a $420.0 million outstanding balance and no borrowing capacity available. The Operating Partnership's ability to borrow under the 2015 Term Loan Agreement was subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of December 31, 2018, the Operating Partnership was in compliance with these covenants.
Master Trust Notes
Master Trust 2013 and Master Trust 2014 are asset-backed securitization platforms through which the Company has raised capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans.
The Master Trust Notes are summarized below:

	Stated Rate	Remaining Term	December 31, 2018	December 31, 2017
		(in Years)	(in Thousands)
Series 2014-1 Class A1				$—
Series 2014-1 Class A2				252,437
Series 2014-2				222,683
Series 2014-3				311,336
Series 2014-4 Class A1				150,000
Series 2014-4 Class A2				358,664
Series 2017-1 Class A				515,280
Series 2017-1 Class B				125,400
Total Master Trust 2014 notes				1,935,800
Series 2013-1 Class A			$—	125,000
Series 2013-2 Class A	5.60%	5.0	167,854	187,704
Total Master Trust 2013 notes	5.60%	5.0	167,854	312,704
Total Master Trust Notes			167,854	2,248,504
Debt discount, net			—	(36,188)
Deferred financing costs, net			(4,189)	(24,010)
Total Master Trust Notes, net			$163,665	$2,188,306
Master Trust 2013
In December 2013, an indirect wholly-owned subsidiary of the Company issued $330.0 million aggregate principal amount of investment grade rated net-lease mortgage notes comprised of (i) $125.0 million of Series 2013-1 Class A interest-only notes with a 3.89% interest rate, with an original expected repayment in December 2018 and (ii) $205.0 million of Series 2013-2 Class A amortizing notes with a 5.27% interest rate and expected repayment in December

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

2023. On May 21, 2018, the Company retired the remaining outstanding balance of Series 2013-1 Class A notes. There was no make-whole payment associated with the redemption of these notes.
As of December 31, 2018, the Master Trust 2013 Series 2013-2 Class A notes were secured by 269 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Company.
Master Trust 2014
Master Trust 2014 consists of five bankruptcy-remote, special purpose entities as issuers or co-issuers of the notes. On November 20, 2017, the Company made a voluntary pre-payment of the full outstanding principal balance of Master Trust 2014 Series 2014-1 Class A1 notes. In December 2017, Master Trust 2014 completed the issuance of $674.4 million aggregate principal amount of net-lease mortgage notes comprised of (i) $542.4 million of Series 2017-1 Class A, amortizing notes and (ii) $132.0 million of Series 2017-1 Class B, interest-only notes. Both classes of notes have an anticipated repayment date in December 2022. In January 2018, the Company re-priced the private offering of the Series 2017-1 notes, resulting in the interest rate on the Class B Notes reducing from 6.35% to 5.49%, while the other terms of the Class B Notes and all terms of the Class A Notes remained unchanged. In connection with the re-pricing, the Company received $8.2 million in additional proceeds, that reduced the discount on the underlying debt. In conjunction with the issuance of the Series 2017-1 notes, the Operating Partnership retained $27.1 million of Class A Notes and $6.6 million of Class B Notes to satisfy its regulatory risk retention obligations. On February 2, 2018, the Operating Partnership sold its holding of Series 2014-2 notes with a principal balance of $11.6 million to a third-party.
On May 31, 2018, in conjunction with the Spin-Off, the Company contributed Master Trust 2014, which is included in liabilities related to SMTA Spin-Off in our December 31, 2017 consolidated balance sheet.
CMBS
As of December 31, 2018, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under six fixed-rate non-recourse loans, excluding one defaulted loan, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of December 31, 2018 for the non-defaulted loans ranged from 4.67% to 6.00%, with a weighted average stated rate of 5.53%. As of December 31, 2018, the non-defaulted loans were secured by 100 properties. As of December 31, 2018 and December 31, 2017, the unamortized deferred financing costs associated with the CMBS loans were $3.2 million and $3.9 million, respectively, and the unamortized net premium was $0.1 million as of both periods. Both unamortized deferred financing costs and premium are recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.
As of December 31, 2018, a certain borrower remained in default under the loan agreement relating to one CMBS fixed-rate loan, where the one property securing the loan is vacant and no longer generating revenue to pay the scheduled debt service. The default interest rate on this loan is 9.85%. The defaulted borrower is a bankruptcy remote special purpose entity and the sole owner of the collateral securing the loan obligation. As of December 31, 2018, the aggregate principal balance under the defaulted loan was $10.1 million, which includes $3.4 million of interest capitalized to the principal balances.
Related Party Notes Payable
Wholly-owned subsidiaries of Spirit are the borrower on four mortgage notes payable held by SMTA and secured by six single-tenant properties. In total, these mortgage notes had outstanding principal of $27.9 million at December 31, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheets. As of December 31, 2018, these mortgage notes have a weighted average stated interest rate of 1.00%, a weighted average remaining term of 9.2 years and are eligible for early repayment without penalty.
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
December 31, 2018

May 15, 2019 and the 2021 Notes will mature on May 15, 2021. Proceeds from the issuance were contributed to the Operating Partnership and are recorded as a note payable to Spirit Realty Capital, Inc., on the consolidated balance sheets of the Operating Partnership.
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Company's common stock, or a combination thereof. The initial conversion rate applicable to each series was 15.2727 per $1,000 principal note (equivalent to an initial conversion price of $65.48 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding $0.73026 per share. As of December 31, 2018, the conversion rate was 17.4458 per $1,000 principal note, which reflects the adjustment for the reverse stock split and the adjustment from the SMTA dividend distribution related to the Spin-Off, in addition to regular dividends declared during the life of the Convertible Notes. Earlier conversion may be triggered if shares of the Company's common stock trades higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of December 31, 2018 and December 31, 2017, the unamortized discount was $13.3 million and $23.7 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is $55.1 million and is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.
In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of December 31, 2018 and December 31, 2017, the unamortized deferred financing costs relating to the Convertible Notes was $4.3 million and $8.0 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.
Senior Unsecured Notes
On August 18, 2016, the Operating Partnership completed a private placement of $300.0 million aggregate principal amount of senior notes, which are guaranteed by the Company. The Senior Unsecured Notes were issued at 99.378% of their principal amount, resulting in net proceeds of $296.2 million, after deducting transaction fees and expenses. The Senior Unsecured Notes accrue interest at a rate of 4.450% per annum, payable on March 15 and September 15 of each year, and mature on September 15, 2026. The Company filed a registration statement with the SEC to exchange the private Senior Unsecured Notes for registered Senior Unsecured Notes with substantially identical terms, which became effective April 14, 2017. All $300.0 million aggregate principal amount of private Senior Unsecured Notes were tendered in the exchange for registered Senior Unsecured Notes.
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
In connection with the offering, the Operating Partnership incurred $3.4 million in deferred financing costs. This amount is being amortized to interest expense over the life of the Senior Unsecured Notes. The unamortized deferred financing costs were $2.7 million and $3.0 million as of December 31, 2018 and 2017, respectively, and the unamortized discount was $1.5 million and $1.7 million, respectively. Both unamortized deferred financing costs and discount are recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of December 31, 2018, the Company and the Operating Partnership were in compliance with these financial covenants.
Debt Extinguishment
During the year ended December 31, 2018, the Company extinguished a total of $202.1 million aggregate principal amount of mortgages and notes payable indebtedness with a weighted average contractual interest rate of 5.47%, and recognized a net gain on debt extinguishment during the year ended December 31, 2018 of approximately $26.7 million. The gain was primarily attributable to the extinguishment of $56.2 million of CMBS debt related to six defaulted loans on six underperforming properties, which was partially offset by a loss on the extinguishment of the Master Trust 2013 Series 2013-1 notes and make-whole penalties on early pre-payments of Master Trust 2013 Series 2013-2.
During the year ended December 31, 2017, the Company extinguished a total of $238.5 million aggregate principal amount of indebtedness with a weighted average contractual interest rate of 5.46%. As a result of these transactions, the Company recognized a net loss on debt extinguishment during the year ended December 31, 2017 of approximately $1.6 million. The loss was primarily attributable to the lender make-whole payment associated with the early payoff of the Master Trust 2014 Series 2014-1 Class A1 notes.
Debt Maturities
As of December 31, 2018, scheduled debt maturities of the Company’s 2015 Credit Facility, 2015 Term Loan, Senior Unsecured Notes, mortgages and notes payable, and Convertible Notes, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2019 (1)	$11,672	$978,914	$990,586
2020	12,164	—	12,164
2021	12,737	345,000	357,737
2022	13,315	42,400	55,715
2023	11,609	339,526	351,135
Thereafter	16,895	300,070	316,965
Total	$78,392	$2,005,910	$2,084,302
(1) The balloon payment balance in 2019 includes the 2015 Credit Facility and 2015 Term Loan. On January 11, 2019, Spirit entered into a new 2019 Facilities Agreement which replaces the existing 2015 Credit Facility and 2015 Term Loan in their entirety, see Note 16 for further discussion. The balloon payment balance in 2019 also includes $10.1 million, of which $3.4 million is capitalized interest, for the acceleration of principal payable following an event of default under one non-recourse CMBS loan.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Years Ended December 31,
	2018	2017	2016
Interest expense – 2015 Credit Facility (1)	$8,220	$7,957	$3,314
Interest expense – 2015 Term Loan	6,594	9,793	5,218
Interest expense – mortgages and notes payable	68,530	111,049	143,233
Interest expense – Convertible Notes (2)	24,509	24,509	24,509
Interest expense – Unsecured Senior Notes	13,350	13,351	4,932
Non-cash interest expense:
Amortization of deferred financing costs	9,306	9,896	9,070
Amortization of net losses related to interest rate swaps	—	—	93
Amortization of debt discount/(premium), net	13,560	13,572	6,217
Total interest expense	$144,069	$190,127	$196,586
(1) Includes facility fees of approximately $2.1 million, $2.1 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(2) Included in interest expense on the Operating Partnership's consolidated statements of operations are amounts paid to the Corporation by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.
NOTE 5. STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Issuance of Preferred Stock
On October 3, 2017, the Company completed an underwritten public offering of 6.9 million shares of 6.000% Series A Cumulative Redeemable Preferred Stock, including 0.9 million shares sold pursuant to the underwriter's option to purchase additional shares. Gross proceeds raised from the issuance were $172.5 million; net proceeds were approximately $166.2 million after deducting underwriter discounts and offering costs paid by the Company.
The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.000% per annum on their liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis). Dividends are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on December 31, 2017. The Series A Preferred Stock trades on the NYSE under the symbol “SRC-A”.
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

The preferred stock offering resulted in the Operating Partnership concurrently issuing 6.9 million Series A Preferred Units (“Limited Partner Series A Preferred Units”) that have substantially the same terms as the Series A Preferred Stock.

Issuance of Common Stock
During the year ended December 31, 2018, portions of awards of restricted common stock and performance share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 57.7 thousand shares of common stock valued at $2.4 million, solely to pay the associated statutory tax withholdings during the twelve months ended December 31, 2018. The surrendered shares are included in repurchase of shares of common stock on the consolidated statements of cash flows.
On April 15 2016, the Company completed an underwritten public offering of 6.9 million shares of its common stock, at $55.75 per share, including 0.9 million shares sold pursuant to the underwriter’s option to purchase additional shares. Gross proceeds raised were approximately $384.7 million; net proceeds were approximately $368.9 million after deducting underwriter discounts and offering costs paid by the Company.
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
Since inception of the ATM Program through November of 2016, the Corporation sold an aggregate total of 5.5 million shares of its common stock, at a weighted average share price of $59.60, for aggregate gross proceeds of $325.5 million and aggregate net proceeds of $320.0 million after payment of commissions and other issuance costs of $5.4 million.
In November 2016, the Board of Directors approved a new $500.0 million ATM Program and the Corporation terminated its existing program. Since inception of the new ATM Program through December 31, 2018, the Corporation sold 92.5 thousand shares of its common stock, at a weighted average share price of $40.57, for aggregate proceeds of $3.7 million after payment of commissions.
Stock Repurchase Programs
In May 2018, the Company's Board of Directors approved a new stock repurchase program, which authorizes the repurchase of up to $250.0 million of the Company's common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. The Company intends to fund any repurchases with new proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources, including debt. As of December 31, 2018, no shares have been repurchased under this new program.
In August 2017, the Company's Board of Directors approved a stock repurchase program, which authorized the repurchase of up to $250.0 million of the Company's common stock. From August 2017 through April 2018, 6.1 million shares of the Company's common stock were repurchased in open market transactions under this stock repurchase program, at a weighted average price of $40.70 per share, leaving no available capacity. Fees of $0.7 million associated with these repurchases are included in retained earnings.
In February 2016, the Company's Board of Directors approved a stock repurchase program, which authorized the repurchase of up to $200.0 million of the Company's common stock over the 18-month time period following authorization. From February 2016 through June 2017, 5.3 million shares of the Company's common stock were repurchased in open market transactions under this stock repurchase program, at a weighted average price of $37.97 per share, leaving no available capacity. Fees of $0.5 million associated with these repurchases are included in retained earnings.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

Dividends Declared
In fiscal years 2018 and 2017, the Company's Board of Directors declared the following preferred and common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in Thousands)
2018
Preferred Stock
March 5, 2018	$0.3750	March 15, 2018	$2,588	March 30, 2018
May 29, 2018	0.3750	June 15, 2018	2,588	June 29, 2018
August 27, 2018	0.3750	September 14, 2018	2,588	September 28, 2018
December 5, 2018	0.3750	December 17, 2018	2,588	December 31, 2018
Total Preferred Dividend	$1.5000		$10,352
Common Stock
March 5, 2018	$0.9000	March 30, 2018	$78,581	April 13, 2018
May 29, 2018	0.9000	June 29, 2018	77,143	July 13, 2018
August 27, 2018	0.6250	September 28, 2018	53,560	October 15, 2018
December 5, 2018	0.6250	December 31, 2018	53,617	January 15, 2019
Total Common Dividend	$3.0500		$262,901

2017
Preferred Stock
December 8, 2017	$0.3667	December 19, 2017	$2,530	December 29, 2017
Common Stock
March 15, 2017	$0.9000	March 31, 2017	$87,122	April 14, 2017
June 15, 2017	0.9000	June 30, 2017	82,422	July 14, 2017
September 15, 2017	0.9000	September 29, 2017	82,062	October 13, 2017
December 8, 2017	0.9000	December 29, 2017	80,796	January 12, 2018
Total Common Dividend	$3.6000		$332,402
The dividends declared in December 2018 were paid in January 2019, and are included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
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
In 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC ("Haggen"), filed petitions for bankruptcy. At the time of the filing, Haggen leased 20 properties from a subsidiary of the Company under a master lease. The Company and Haggen restructured the master lease in an initial settlement agreement with approved claims of $21.0 million. In 2016, the Company entered into an additional settlement agreement with Haggen and Albertsons, LLC for $3.4 million and $3.0 million, respectively. Prior to 2018, the Company collected $5.5 million of the total claims from both settlement agreements. In December 2018, the Company received final settlement proceeds of $19.7 million and no other claims related to the Haggen Settlement remain outstanding. $0.6 million of the proceeds

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

relieved accruals related to Haggen, and the remaining $19.1 million of proceeds is reflected in other income on the accompanying consolidated statement of operations.
At December 31, 2018, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
At December 31, 2018, the Company had commitments totaling $80.7 million, of which $47.7 million relates to acquisitions, with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. $79.3 million of these commitments is expected to be funded during fiscal year 2019, with the remainder to be funded by 2021.
In addition, the Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022 and is indemnified by that former tenant for any payments the Company may be required to make on such debt. During the year ended December 31, 2018, the Company recorded an additional accrual related to this guarantee of $5.3 million, reflected as other expense in the consolidated statement of operations. As a result, the Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2018.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of December 31, 2018, no accruals have been made.
The Company leases its current corporate office space and certain operating equipment under non-cancelable agreements from unrelated third parties. Total rental expense included in general and administrative expense amounted to $0.9 million, $0.9 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company's lease of its current corporate office space has an initial term that expires on January 31, 2027 and is renewable at the Company's option for two additional periods of five years each after the initial term. The Company is also a lessee under seven long-term, non-cancelable ground leases under which it is obligated to pay monthly rent as of December 31, 2018. Total rental expense included in property costs, including discontinued operations, amounted to $0.9 million, $1.5 million and $1.4 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. Certain ground lease rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations.
The Company’s minimum aggregate rental commitments under all non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

	Ground Leases	Office and Equipment Leases	Total
2019	$412	$1,656	$2,068
2020	413	1,654	2,067
2021	415	1,656	2,071
2022	312	1,672	1,984
2023	273	1,686	1,959
Thereafter	3,016	5,295	8,311
Total	$4,841	$13,619	$18,460
NOTE 7. DERIVATIVE AND HEDGING ACTIVITIES

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Prior to the adoption of ASU 2017-12, assessments of hedge effectiveness were performed quarterly using regression analysis, and the measurement of hedge ineffectiveness was based on the hypothetical derivative method. The effective portion of changes in fair value were recorded in AOCL and subsequently reclassified to earnings when the hedged transactions affected earnings. The ineffective portion was recorded immediately in earnings in general and administrative expenses. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in AOCL and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Amounts will subsequently be reclassified to earnings when the hedged item affects earnings. The Company does not enter into derivative contracts for speculative or trading purposes. The Company does not have netting arrangements related to its derivatives.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate credit risk, the Company enters into agreements with counterparties it considers credit-worthy, such as large financial institutions with favorable credit ratings. As of December 31, 2018, 2017, and 2016, there were no events of default related to the interest rate swaps. As of December 31, 2018 and 2017, there were no termination events related to the interest rate swaps. During June 2016, the Company terminated its previously held interest rate swap agreements upon the repayment of eight CMBS variable-rate loans. The Company paid $1.7 million to terminate these interest rate swap agreements and recognized a loss of $1.7 million, which is included in general and administrative expenses. The Company had no outstanding derivatives as of December 31, 2017 or 2016.
In December 2018, the Company entered into new interest rate swap agreements. The following table summarizes the notional amount and fair value of these instruments (dollars in thousands), which are recorded in accounts payable, accrued expenses and other liabilities on the Company's balance sheet as of December 31, 2018:

					Fair Value of Liability
Derivatives Designated as Hedging Instruments	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	December 31, 2018
Interest Rate Swap	$200,000	2.8140%	02/01/19	02/01/24	$3,559
Interest Rate Swap	$100,000	2.8174%	02/01/19	02/01/24	1,801
Interest Rate Swap	$100,000	2.8180%	02/01/19	02/01/24	1,799
					$7,159

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

The following tables provide information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the years ended December 31, 2018, 2017, and 2016, respectively (in thousands):

	Amount of Loss Recognized in AOCL on Derivative (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2016
Interest rate swaps	$(7,159)	$—	$(1,137)

	Amount of Loss Reclassified from AOCL into Operations (Effective Portion)
	Years Ended December 31,
Location of Loss Reclassified from AOCL into Operations	2018	2017	2016
Interest expense	$—	$—	$(459)

	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
	Years Ended December 31,
Location of Loss or Recognized in Operations on Derivatives	2018	2017	2016
General and administrative expense	$—	$—	$(1,706)

	Derivatives Not Designated as Hedging Instruments
	Years Ended December 31,
Location of Loss Recognized in Operations on Derivatives	2018	2017	2016
General and administrative expense	$—	$—	$(18)
NOTE 8. FAIR VALUE MEASUREMENTS
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
December 31, 2018

Recurring Fair Value Measurements
The Company’s liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Derivatives:
Interest rate swaps financial liabilities	$7,159	$—	$7,159	$—
December 31, 2017
Derivatives:
Interest rate swaps financial liabilities	$—	$—	$—	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of December 31, 2018 and 2017 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Long-lived assets held and used	$14,866	$—	$—	$14,866
Long-lived assets held for sale	7,695	—	—	7,695

December 31, 2017
Long-lived assets held and used	$28,312	$—	$—	$28,312
Long-lived assets held for sale	42,142	—	—	42,142
Real estate assets and their related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant or non-operating, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; recently quoted bid or ask prices, or market prices for comparable properties; estimates of cash flow, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, and expenses based upon market conditions; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy.
For the years ended December 31, 2018 and 2017, we determined that eight and 18 long-lived assets held and used, respectively, were impaired. For three of the held and used properties impaired during the year ended December 31, 2018, the buildings were fully impaired due to our non-payment on the related ground leases.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

For 17 of the held and used properties impaired during the year ended December 31, 2017, the Company estimated property fair value using price per square foot of comparable properties. The following table provides information about the price per square foot of comparable properties inputs used:

	December 31, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	—	—	—	$13.66 - $305.05	$55.68	364,940
Industrial	—	—	—	$3.30 - $8.56	$5.35	370,824
Office	—	—	—	$24.82 - $244.86	$40.14	161,346
For the remaining five held and used property impaired during the year ended December 31, 2018 and one held and used properties impaired during the year ended December 31, 2017, the Company estimated property fair value using price per square foot of the listing price or a broker opinion of value. The following table provides information about the price per square foot of listing price and broker opinion of value inputs used:

	December 31, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$185.42 - $638.72	$507.11	27,302	$88.89	$88.89	22,500
Office	$225.04	$225.04	5,999	—	—	—
For the years ended December 31, 2018 and 2017, we determined that one and eight long-lived assets held for sale, respectively, were impaired. The Company estimated property fair value of held for sale properties using price per square foot from the signed purchase and sale agreements. The following table provides information about the price per square foot from signed purchase and sale agreements used:

	December 31, 2018			December 31, 2017
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$126.73	$126.73	63,128	$55.30 - $346.23	$230.52	150,376
Industrial	—	—	—	$24.02 - $54.21	$37.09	223,747
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2018 and 2017. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
The estimated fair values of the loans receivable, investment in Master Trust 2014, 2015 Credit Facility, 2015 Term Loan, Senior Unsecured Notes, Convertible Notes and the fixed-rate mortgages and notes payable have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The loans receivable, 2015 Credit Facility, 2015 Term

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

Loan, Senior Unsecured Notes, Convertible Notes and the mortgages and notes payable were measured using a market approach from nationally recognized financial institutions with market observable inputs such as interest rates and credit analytics. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$47,044	$48,740	$79,967	$82,886
Investment in Master Trust 2014	33,535	33,811	—	—
2015 Credit Facility, net	146,300	146,731	112,000	111,997
2015 Term Loan, net (2)	419,560	424,670	—	—
Senior Unsecured Notes (1)	295,767	291,696	295,321	299,049
Convertible Notes, net (1)	729,814	740,330	715,881	761,440
Mortgages and notes payable, net (1)	463,196	487,548	2,516,478	2,657,599
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
(2) The carrying value of the debt instrument as of December 31, 2018 is net of unamortized deferred financing costs.
NOTE 9. INCENTIVE AWARD PLAN AND EMPLOYEE BENEFIT PLAN
Amended Incentive Award Plan
Under the Amended Incentive Award Plan, the Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Amended Incentive Award Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, market-based awards, LTIP units and other incentive awards. If an award under the Amended Incentive Award Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Amended Incentive Award Plan. As of December 31, 2018, 604.1 thousand shares remained available for award under the Amended Incentive Award Plan.
During the years ended December 31, 2018, 2017 and 2016, portions of awards of restricted common stock granted to certain of the Company’s officers and other employees vested. The vesting of these shares, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 58 thousand, 88 thousand and 15 thousand shares of common stock, respectively, valued at $2.4 million, $3.5 million and $0.8 million, respectively, solely to pay the associated minimum statutory tax withholdings during the years ended December 31, 2018, 2017 and 2016. Common shares repurchased are considered retired under Maryland law and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets.
Restricted Shares of Common Stock
During the year ended December 31, 2018, the Company granted 0.2 million restricted shares under the Amended Incentive Award Plan to certain executive officers, employees and members of the Board of Directors. The fair value of the restricted stock grants was determined based on the Company's closing stock price on the date of grant. The Company recorded $8.2 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period, generally which is three years, with a remaining weighted average recognition period of 0.9 years for all grants under the Amended Incentive Award Plan. During the year ended December 31, 2018, 0.1 million restricted shares vested under the Amended Incentive Award Plan, with an aggregate fair value of $5.6 million based on the Company's closing stock price on the date of vest.
In connection with the Spin-Off on May 31, 2018, holders of unvested restricted shares of Spirit common stock received unrestricted shares of SMTA common stock on a pro rata basis of one share of SMTA common stock for every ten

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

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
The following table summarizes restricted share activity under the Amended Incentive Award Plan:

	2018		2017		2016
	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)
Outstanding non-vested shares, beginning of year	286,917	$53.00	206,899	$62.73	154,177	$56.44
Shares granted	207,253	39.43	220,712	46.13	189,758	62.92
Shares vested	(137,292)	52.11	(131,534)	56.49	(112,516)	55.51
Shares forfeited	(10,697)	45.02	(9,160)	58.30	(24,520)	57.79
Outstanding non-vested shares, end of year	346,181	$45.48	286,917	$53.00	206,899	$62.73
(1) Based on grant date fair values.
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017 and made an accounting policy election to recognize stock-based compensation forfeitures as they occur, whereas previously stock-based compensation forfeitures were estimated and recognized based on historical forfeiture rates.
Market-Based Awards
Since August 2013, market-based awards have been granted to executive officers upon approval from the Board of Directors or committee thereof. These awards are granted at a target number of units and represent shares that are potentially issuable in the future. The market-based share awards vest based on the Company’s stock price and dividend performance, TSR, at the end of, generally, three-year periods relative to a group of industry peers. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility, projected dividend yields and other variables over the time horizons matching the performance periods. Significant inputs for the calculation were expected volatility of the Company, ranging from 21.9% to 30.8%, and expected volatility of the Company's peers, ranging from 16.3% to 32.8%. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, with a remaining weighted average recognition period of 1.7 years as of December 31, 2018.
In addition, final shares issued under each market-based share award entitle its holder to a cash payment equal to the aggregate declared dividends with record dates during the performance period, beginning on the grant date and ending the day before the awards are released. The projected shares to be awarded are not considered issued under the Amended Incentive Award Plan until the performance period has ended and the actual number of shares to be released is determined. The market-based shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date. During the year ended December 31, 2018, 27.3 thousand shares vested related to market-based awards, with an aggregate fair value of $1.1 million based on the Company's closing stock price on the date of vest.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

The following table summarizes market-based award activity under the Amended Incentive Award Plan:

	2018		2017		2016
	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)
Outstanding non-vested awards, beginning of year	168,694	$62.25	98,859	$77.79	94,542	$71.38
Grants at target (1)	100,899	51.98	171,642	59.38	80,158	80.30
Earned (below) above performance target (2)	—	—	—	—	(8,528)	67.80
Vested (3)	(27,267)	70.24	(93,333)	72.38	(43,085)	71.80
Forfeited	(2,168)	80.32	(8,474)	73.90	(24,228)	75.25
Incremental Shares (4)	26,643	N/A	—	N/A	—	N/A
Outstanding non-vested awards, end of year	266,801	$51.19	168,694	$62.25	98,859	$77.79
(1) The performance period for the 2018 market-based awards began January 1, 2018 and continues through December 31, 2020. The performance period for the 2017 market-based awards began January 1, 2017 and continues through December 31, 2019. The performance period for the 2016 market-based awards began January 1, 2016 and continues through December 31, 2018.
(2) Represents shares that were earned below or in excess of target for the grants whose performance periods ended on December 31, 2018, 2017 and 2016.
(3) The number of shares that vested in 2018, 2017 and 2016 includes 27,267, 93,333, and 31,156 shares, respectively, released at target in connection with qualifying terminations. Dividend rights of $0.1 million, $0.5 million and $0.2 million associated with all shares released were paid in cash during 2018, 2017 and 2016, respectively.
(4) In connection with the Spin-Off and in accordance with the rights granted per the Amended Incentive Award Plan, the Board of Directors made an equitable adjustment for all performance share awards outstanding, resulting in incremental shares. Because the fair value of the outstanding performance awards the day prior to and the day after the Spin-Off did not materially change, there was no change to unrecognized compensation expense and did not result in any incremental compensation expense.
Approximately $1.7 million and $0.8 million in dividend rights have been accrued as of December 31, 2018 and 2017, respectively. For outstanding non-vested awards at December 31, 2018, 0.3 million shares would have been released based on the Corporation's TSR relative to the specified peer groups through that date.
Stock-based Compensation Expense
For the years ended December 31, 2018, 2017 and 2016, the Company recognized $15.1 million, $16.6 million and $9.6 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2018, the remaining unamortized stock-based compensation expense totaled $15.5 million, including $8.1 million related to restricted stock awards and $7.4 million related to market-based awards. Amortization is recognized on a straight-line basis over the service period of each applicable award.
401(k) Plan
The Company has a 401(k) Plan, which is available to full-time employees who have completed at least three months of service with the Company. Currently, the Company provides a matching contribution in cash, up to a maximum of 4% of compensation, which vests immediately.
NOTE 10. INCOME PER SHARE AND PARTNERSHIP UNIT
Income per share has been determined using the two-class method which is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company's unvested restricted stock, which contain rights to receive non-forfeitable dividends, are deemed participating securities under the two-class method. Under the two-
class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders.
The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Basic and diluted income:
Income from continuing operations	$148,491	$40,428	$28,638
Less: income attributable to unvested restricted stock	(1,149)	(940)	(614)
Less: dividends paid to preferred stockholders	(10,352)	(2,530)	—
Income used in basic and diluted income per common share from continuing operations	136,990	36,958	28,024
(Loss) income used in basic and diluted income per share from discontinued operations	(16,439)	36,720	68,808
Net income attributable to common stockholders used in basic and diluted income per share	$120,551	$73,678	$96,832

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	86,682,015	93,842,510	94,004,736
Less: unvested weighted average shares of restricted stock	(360,747)	(255,519)	(161,184)
Weighted average number of common shares outstanding used in basic income per share	86,321,268	93,586,991	93,843,552
Net income per share attributable to common stockholders - basic
Continuing operations	$1.59	$0.40	$0.30
Discontinued operations	(0.19)	0.39	0.73
Net income per share attributable to common stockholders - basic	$1.40	$0.79	$1.03
Dilutive weighted average shares of common stock (1)
Stock options	—	—	767
Unvested market-based awards	155,181	1,569	4,931
Weighted average shares of common stock used in diluted income per share	86,476,449	93,588,560	93,849,250
Net income per share attributable to common stockholders - diluted
Continuing operations	$1.58	$0.40	$0.30
Discontinued operations	(0.19)	0.39	0.73
Net income per share attributable to common stockholders - diluted	$1.39	$0.79	$1.03

Potentially dilutive shares of common stock
Unvested shares of restricted stock, less shares assumed repurchased at market	89,230	13,097	23,931
Total	89,230	13,097	23,931
(1) Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Corporation intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash, therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the year ended December 31, 2018, the Corporation's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread of the Convertible Notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

NOTE 11. RELATED PARTY TRANSACTIONS
Cost Sharing Arrangements
In conjunction with the Spin-Off, the Company and SMTA entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and SMTA after the Spin-Off, by which Spirit may incur certain expenses on behalf of SMTA that must be reimbursed in a timely manner. As part of the Separation and Distribution Agreement, Spirit contributed $3.0 million of cash to SMTA at the time of the Spin-Off. Additionally, in relation to rental payments received by SMTA subsequent to the Spin-Off that relate to rents prior to the Spin-Off, SMTA was required to reimburse $2.0 million to Spirit within 60 days of the Spin-Off. The full $2.0 million was reimbursed to Spirit during the year ended December 31, 2018. As of December 31, 2018 the Company had an accrued receivable balance of $69.0 thousand and an accrued payable balance of $1.8 million in connection with these matters.
Asset Management Agreement
In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Operating Partnership will provide various services subject to the supervision of the SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. For its services, the Company is entitled to an annual management fee of $20.0 million per annum, payable monthly in arrears. Additionally, the Company may be entitled to, under certain circumstances, a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee. No revenue for the promoted interest fee or termination fee has been recognized as they do not meet the criteria for recognition under ASC 606-10 as of December 31, 2018. Asset management fees of $11.7 million for the year ended December 31, 2018 are included in related party fee income in the consolidated statement of operations. As of December 31, 2018, the Company had an accrued receivable balance of $1.7 million related to the asset management fees.
Property Management and Servicing Agreement
The Operating Partnership provides property management services and special services for Master Trust 2014. The property management fees accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. Property management fees of $3.7 million and special servicing fees of $0.5 million were earned for the year ended December 31, 2018. These fees are included in related party fee income in the consolidated statement of operations. As of December 31, 2018, the Company had an accrued receivable balance of $0.5 million related to the property management and special servicing fees.
Related Party Loans Payable
Wholly-owned subsidiaries of the Company are the borrower on four mortgage loans payable to SMTA and secured by six single-tenant commercial properties owned by the Company. In total, these mortgage notes had an outstanding principal balance of $27.9 million at December 31, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheet. The notes incurred interest expense of $167 thousand for the year ended December 31, 2018, which is included in interest expense in the consolidated statements of operations. As of December 31, 2018, these mortgage notes have a weighted-average stated interest rate of 1.0%, a weighted-average term of 9.2 years and are eligible for early repayment without penalty.
Related Party Notes Receivable
In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount receivable under the notes was $33.5 million at December 31, 2018 and is reflected as investment in Master Trust 2014 on the

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

consolidated balance sheet. The notes generated interest income of $0.9 million for the year ended December 31, 2018, which is included in interest income on loans receivable in the consolidated statements of operations. The notes have a weighted-average stated interest rate of 4.6% with a remaining term of four years to maturity as of December 31, 2018. The notes are classified as held-to-maturity and, as of December 31, 2018, the amortized cost basis is equal to carrying value.
Related Party Acquisitions
During the year ended December 31, 2018, the Company acquired a portfolio of properties and assigned three of the acquired properties to SMTA. In conjunction with the assignment, the Company received a $392.5 thousand equalization payment from SMTA to ensure a consistent capitalization rate for the acquired properties between the Company and SMTA.
Investments in SMTA
In conjunction with the Spin-Off, SMTA issued to the Operating Partnership and one of its affiliates, both wholly-owned subsidiaries of Spirit, a total of 6.0 million shares of Series A preferred stock with an aggregate liquidation preference of $150.0 million (the "SMTA Preferred Stock"). The SMTA Preferred Stock pays cash dividends at the rate of 10.0% per annum on the liquidation preference of $25 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). Spirit recognized $8.8 million in dividends during the year ended December 31, 2018 that are reflected as preferred dividend income from SMTA in the consolidated statements of operations. Preferred dividend income is recognized when dividends are declared. As of December 31, 2018, the Company had an accrued receivable balance of $3.8 million related to the preferred dividends. The carrying value of the SMTA Preferred Stock is $150.0 million as of December 31, 2018, reflected in the consolidated balance sheets and will be accounted for at cost, less impairments, if any.
Prior to the Spin-Off, the Operating Partnership contributed certain assets to SubREIT in exchange for $5.0 million in SubREIT preferred shares. Then, on the Distribution Date, the Operating Partnership sold the SubREIT preferred shares to a third party for $5.0 million in cash.
NOTE 12. DISCONTINUED OPERATIONS
Effective January 1, 2014, the Company adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, under which only disposals representing a strategic shift in operations of the Company and that have (or will have) a major effect on the Company’s operations and financial results are to be presented as discontinued operations. Previously, only properties that were reported as held for sale as of December 31, 2013, were presented in discontinued operations and net gains or losses from the disposition of these properties were reclassified to discontinued operations.

On May 31, 2018, the Company completed the Spin-Off of SMTA by means of a pro rata share distribution. The Company determined that the Spin-Off represented a strategic shift that had a major effect on the Company's results and, therefore, SMTA's operations qualified as discontinued operations. Accordingly, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented.
The assets and liabilities related to discontinued operations are separately classified on the consolidated balance sheets as of December 31, 2018 and 2017, and the operations have been classified as (loss) income from discontinued operations on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016. The consolidated statements of cash flows and all other notes herein include the results of both continuing operations and discontinued operations.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

The table below summarizes the Company's assets and liabilities related to discontinued operations reported in its consolidated balance sheet:

(in thousands)	December 31, 2017
Assets
Investments:
Real estate investments:
Land and improvements	$990,575
Buildings and improvements	1,702,926
Total real estate investments	2,693,501
Less: accumulated depreciation	(572,075)
2,121,426
Loans receivable, net	1,501
Intangible lease assets, net	103,651
Real estate asset held for sale, net	28,460
Net investments	2,255,038
Cash and cash equivalents	6
Deferred costs and other assets, net	109,096
Goodwill	28,740
Total assets of discontinued operations	$2,392,880

Liabilities
Mortgages and notes payable, net	$1,926,834
Intangible lease liabilities, net	24,729
Accounts payable, accrued expenses and other liabilities	17,277
Total liabilities of discontinued operations	$1,968,840

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

The table below provides information about income and expenses related to the Company's discontinued operations reported in its consolidated statements of operations.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Revenues:
Rental income	$100,672	$231,504	$242,485
Interest income on loans receivable	1,495	445	1,854
Other income	776	5,748	6,295
Total revenues	102,943	237,697	250,634
Expenses:
General and administrative	264	820	2,008
Transaction costs	21,391	6,361	—
Property costs (including reimbursable)	3,711	14,376	6,750
Real estate acquisition costs	339	(78)	325
Interest	46,521	76,733	77,896
Depreciation and amortization	35,461	82,333	89,240
Impairments	10,943	40,733	26,880
Total expenses	118,630	221,278	203,099
Other (loss) income:
Loss on debt extinguishment	(363)	(2,224)	(1,372)
(Loss) gain on disposition of assets	(274)	22,408	22,742
Total other (loss) income	(637)	20,184	21,370
(Loss) income from discontinued operations before income tax (expense) benefit	(16,324)	36,603	68,905
Income tax (expense) benefit	(115)	117	(97)
(Loss) income from discontinued operations	$(16,439)	$36,720	$68,808
The table below provides information about operating and investing cash flows related to the Company's discontinued operations reported in its consolidated statements of cash flows.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$35,163	$143,939	$160,279
Net cash (used in) provided by investing activities	(31,544)	135,880	99,542
Continuing Involvement
Subsequent to the Spin-Off, the Company will have continuing involvement with SMTA through the terms of the Asset Management Agreement and Property Management and Servicing Agreement. See Note 11 for further detail on the continuing involvement. Subsequent to the Spin-Off, the Company had cash inflows from SMTA of $24.1 million and cash outflows to SMTA of $49.8 million for the year ended December 31, 2018.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

NOTE 13. INCOME TAXES
The Company’s total income tax expense was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
State income tax	$785	$394	$899
REIT state built-in gain tax expense	—	—	47
Federal income tax	122	—	19
Total income tax expense	$907	$394	$965
The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities, which are recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets, were immaterial at December 31, 2018, 2017 and 2016.
To the extent that the Company acquires property that has been owned by a C corporation in a transaction in which the tax basis of the property carries over, and the Company recognizes a gain on the disposition of such property during the subsequent recognition period, it will be required to pay tax at the regular corporate tax rate to the extent of such built-in gain. No properties subject to state built-in gain tax were sold during 2018.
The Corporation has federal net operating loss carry-forwards for income tax purposes totaling $66.1 million for each of the years ended December 31, 2018, 2017 and 2016. These losses, which begin to expire in 2027 through 2034, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations. The Corporation intends to make annual distributions at least equal to its taxable income and thus does not expect to utilize its net operating loss carryforwards in the foreseeable future.
The Company files federal, state and local income tax returns. All federal tax returns for years prior to 2015 are no longer subject to examination. Additionally, state tax returns for years prior to 2014 are generally no longer subject to examination. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2018, 2017 and 2016. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.
For the years ended December 31, 2018, 2017 and 2016, common stock dividends paid were characterized for tax as follows (per share):

	Year Ended December 31, 2018 (1)	Year Ended December 31, 2017	Year Ended December 31, 2016
Ordinary income	$2.63	$2.45	$2.60
Return of capital	0.22	0.80	0.75
Capital gain	5.16	0.35	0.15
Total	$8.01	$3.60	$3.50
(1) Includes stock distribution related to the Spin-Off of SMTA of $4.68 per share.
NOTE 14. COSTS ASSOCIATED WITH RESTRUCTURING ACTIVITIES
On November 16, 2015, the Company’s Board of Directors approved the strategic decision to relocate its headquarters from Scottsdale, Arizona to Dallas, Texas. The Company began occupying temporary office space in the new headquarters in the spring of 2016 and finalized the move to the new office space in late September 2016. As a result

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

of moving its corporate headquarters, the Company incurred various restructuring charges, including employee separation and relocation costs. Restructuring charges incurred for the year ended December 31, 2016 were $6.3 million, and are included within restructuring charges on the accompanying consolidated statements of operations. The cumulative restructuring costs associated with the headquarters relocation was $20.5 million, all of which was incurred in 2015 and 2016. There were no restructuring costs incurred for the years ended December 31, 2018 and 2017, respectively.
NOTE 15. CONSOLIDATED QUARTERLY FINANCIAL DATA
The following table sets forth certain unaudited consolidated financial information for each of the four quarters included in the years ended December 31, 2018 and 2017 (in thousands, except share and per share data):

2018	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$103,539	$102,459	$109,644	$129,483	$445,125
Depreciation and amortization	(40,694)	(39,942)	(40,379)	(41,437)	(162,452)
Interest	(23,053)	(23,548)	(24,784)	(26,163)	(97,548)
Other expenses	(24,548)	(20,051)	(17,645)	(19,542)	(81,786)
Gain on debt extinguishment	21,583	5,509	—	—	27,092
Gain (loss) on disposition of assets	1,251	(860)	436	13,802	14,629
Preferred dividend income from SMTA	—	1,250	3,750	3,750	8,750
Other expense	—	—	—	(5,319)	(5,319)
Income from continuing operations	38,078	24,817	31,022	54,574	148,491
Loss from discontinued operations	(7,360)	(7,653)	(966)	(460)	(16,439)
Dividends paid to preferred stockholders	(2,588)	(2,588)	(2,588)	(2,588)	(10,352)
Net income attributable to common stockholders and partners	$28,130	$14,576	$27,468	$51,526	$121,700

Net income per share attributable to common stockholders and partners - diluted:
Continuing operations	$0.39	$0.26	$0.33	$0.61	$1.58
Discontinued operations	(0.08)	(0.09)	(0.01)	(0.01)	(0.19)
Net income per share attributable to common stockholders and partners - diluted	$0.31	$0.17	$0.32	$0.60	$1.39

Dividends declared per common share and partnership unit	$0.900	$0.900	$0.625	$0.625	$3.050

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

2017	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$106,497	$108,670	$108,721	$107,370	$431,258
Depreciation and amortization	(43,875)	(43,441)	(43,318)	(43,052)	(173,686)
Interest	(27,806)	(28,051)	(29,948)	(27,589)	(113,394)
Other expenses	(46,669)	(40,329)	(40,514)	(19,515)	(147,027)
(Loss) gain on debt extinguishment	(30)	7	1,792	(1,190)	579
Gain on disposition of assets	5,013	6,884	10,089	20,712	42,698
(Loss) income from continuing operations	(6,870)	3,740	6,822	36,736	40,428
Income (loss) from discontinued operations	19,699	19,466	(1,500)	(945)	36,720
Dividends paid to preferred stockholders	—	—	—	(2,530)	(2,530)
Net income attributable to common stockholders and partners	$12,829	$23,206	$5,322	$33,261	$74,618

Net income per share attributable to common stockholders and partners - diluted:
Continuing operations	$(0.07)	$0.04	$0.07	$0.37	$0.40
Discontinued operations	$0.20	$0.20	$(0.01)	$(0.01)	$0.39
Net income per share attributable to common stockholders and partners - diluted	$0.13	$0.24	$0.06	$0.36	$0.79

Dividends declared per common share and partnership unit	$0.900	$0.900	$0.900	$0.900	$3.600
NOTE 16. SUBSEQUENT EVENTS
2019 Facilities Agreement
On January 14, 2019, the Operating Partnership entered into a new 2019 Revolving Credit and Term Loan Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders, comprised of the 2019 Credit Facility and the A-1 Term Loans.
The 2019 Credit Facility is comprised of $800.0 million of aggregate revolving commitments with a maturity date of March 31, 2023. The outstanding loans under the 2019 Credit Facility currently bear interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incur a facility fee of 0.25% per annum, in each case, based on the Operating Partnership's credit rating. The 2019 Revolving Credit and Term Loan Agreement includes includes an accordion feature providing for an additional $400.0 million of revolving borrowing capacity, subject to satisfying of certain requirements and obtaining additional lender commitments.
The A-1 Term Loans have an aggregate borrowing amount of $420.0 million with a maturity date of March 31, 2024. The A-1 Term Loans currently bear interest at LIBOR plus an applicable margin of 1.25% per annum based on the Operating Partnership's credit rating. The Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $200.0 million of term loans, subject to satisfying certain requirements and obtaining additional lender commitments.
In addition, on January 14, 2019, the Operating Partnership entered into new A-2 Term Loans with Bank of America, N.A. as administrative agent and various lenders, comprised of $400.0 million of delayed draw term loans with a maturity date of March 31, 2022. The A-2 Term Loans currently bear interest at LIBOR plus an applicable margin of 1.25% per annum based on the Operating Partnership's credit rating. In addition, a ticking fee accrues on the unused portion of the commitments at a rate of 0.20% until the earlier of July 12, 2019 and the termination of the commitments. There are currently no borrowings outstanding under the A-2 Term Loans. The A-2 Term Loans include an accordion feature providing for an additional $200.0 million of term loans, subject to satisfying certain requirements and obtaining additional

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2018

lender commitments. The Company expects to use the A-2 Term Loans to retire the 2.875% Convertible Notes upon their maturity in 2019.
The 2019 Facilities Agreements replaced the existing 2015 Credit Agreement and 2015 Term Loan Agreement.

PART III
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
SPIRIT REALTY CAPITAL, INC.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2018 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2018, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty Capital, Inc. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty Capital, Inc.'s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, internal control over financial reporting was effective.
Ernst & Young LLP, Spirit Realty Capital, Inc.'s independent registered public accounting firm, audited Spirit Realty Capital, Inc.'s financial statements included in this Annual Report on Form 10-K and has issued an attestation report on Spirit Realty Capital, Inc.'s effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.
SPIRIT REALTY, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2018 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2018, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty, L.P. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty, L.P.'s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.
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
Item 9B.     Other Information
None.
Item 10.     Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.     Executive Compensation
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
(a)(1) and (2)
Financial Statements and Schedules. The following documents are filed as a part of this report (see Item 8):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2018 and 2017.
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.
Notes to Consolidated Financial Statements.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2018.
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2018.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and the notes thereto.

(b)    Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among Spirit Realty Capital, Inc., Spirit Realty, L.P., Cole Credit Property Trust II, Inc., and Cole Operating Partnership II, LP, dated January 22, 2013, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on January 24, 2013 and incorporated herein by reference.

2.2
First Amendment to Agreement and Plan of Merger by and among Spirit Realty Capital, Inc., Spirit Realty, L.P., Cole Credit Property Trust II, Inc., and Cole Operating Partnership II, LP, dated May 8, 2013, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 9, 2013 and incorporated herein by reference.

2.3
Articles of Merger by and between Spirit Realty Capital, Inc. and Spirit Realty Capital, Inc. and the Amended and Restated Charter of Spirit Realty Capital, Inc. attached thereto as Exhibit A filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

2.4
Separation and Distribution Agreement by and between Spirit Realty Capital, Inc. and Spirit MTA REIT, dated May 21, 2018, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on May 24, 2018 and incorporated herein by reference.

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on December 12, 2018 and incorporated herein by reference.

3.4	Articles Supplementary of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

Exhibit No.	Description

3.5	Fifth Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 15, 2017 and incorporated herein by reference.

3.6
Second Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on October 3, 2017 and incorporated herein by reference.

3.7
Articles Supplementary designating Spirit Realty Capital, Inc.'s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.4 to the Company's Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

4.1	Form of Certificate for Common Stock of Spirit Realty Capital, Inc. filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4/A on March 29, 2013 and incorporated herein by reference.

4.2
Form of Certificate for Spirit Realty Capital, Inc.'s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.6 to the Company's Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

4.3
Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on May 21, 2014 and incorporated herein by reference.

4.4
Amendment No. 1 to the Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated November 26, 2014, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on December 1, 2014 and incorporated herein by reference.

4.5
Series 2014-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on May 21, 2014 and incorporated herein by reference.

4.6
Series 2014-2 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K on May 21, 2014 and incorporated herein by reference.

4.7
Series 2014-3 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Citibank, N.A., dated May 20, 2014, filed as Exhibit 4.4 to the Company's Current Report on Form 8-K on May 21, 2014 and incorporated herein by reference.

4.8
Series 2014-4 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated November 26, 2014, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on December 1, 2014 and incorporated herein by reference.

4.9
Amendment No. 2 to Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated December 14, 2017, filed as Exhibit 4.18 to the Company's Annual Report on Form 10-K on February 23, 2018 and incorporated herein by reference.

4.10
Amendment No. 3 to Second Amended and Restated Master Indenture among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated January 29, 2018, filed as Exhibit 4.19 to the Company's Annual Report on Form 10-K on February 23, 2018 and incorporated herein by reference.

4.11
Series 2017-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated December 14, 2017, filed as Exhibit 4.20 to the Company's Annual Report on Form 10-K on February 23, 2018 and incorporated herein by reference.

Exhibit No.	Description
4.12
Amendment No. 1 to Series 2017-1 Indenture Supplement among Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Citibank, N.A., dated January 30, 2018, filed as Exhibit 4.21 to the Company's Annual Report on Form 10-K on February 23, 2018 and incorporated herein by reference.

4.13
Master Indenture, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated December 23, 2013, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

4.14
Series 2013-1 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated December 23, 2013, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

4.15
Series 2013-2 Supplement, between Citibank, N.A. and Spirit Master Funding VII, LLC, dated December 23, 2013, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

4.16
Indenture between the Spirit Realty Capital, Inc. and Wilmington Trust, National Association, dated May 20, 2014, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on May 20, 2014 and incorporated herein by reference.

4.17
First Supplemental Indenture by and between Spirit Realty Capital, Inc. and Wilmington Trust, National Association (including the form of 2.875% Convertible Senior Note due 2019), dated May 20, 2014, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on May 20, 2014 and incorporated herein by reference.

4.18
Second Supplemental Indenture by and between Spirit Realty Capital, Inc. and Wilmington Trust, National Association (including the form of 3.75% Convertible Senior Note due 2021), dated May 20, 2014, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K on May 20, 2014 and incorporated herein by reference.

4.19
Indenture among Spirit Realty, L.P. and U.S. Bank, National Association, dated as of August 18, 2016, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on August 19, 2016 and incorporated herein by reference.

4.20
First Supplemental Indenture among Spirit Realty, L.P., Spirit Realty Capital, Inc. and U.S. Bank, National Association, including the form of the Notes and the guarantee, dated as of August 18, 2016, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on August 19, 2016 and incorporated herein by reference.

4.21
Registration Rights Agreement among Spirit Realty, L.P., Spirit Realty Capital, Inc. and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, dated August 18, 2016, filed as Exhibit 4.3 to the Company's Current Report on Form 8-K on August 19, 2016 and incorporated herein by reference.

10.1
Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan filed as Appendix A within the Company's Definitive Proxy Statement on Schedule 14A on April 11, 2016 and incorporated herein by reference.

10.2
Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated March 2, 2017, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

10.3
Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.4	Form of Performance Share Award Agreement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on August 6, 2013 and incorporated herein by reference.

10.5	Form of Indemnification Agreement of Spirit Realty Capital, Inc. filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.6
Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr., dated March 25, 2015, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 27, 2015 and incorporated herein by reference.

Exhibit No.	Description

10.7
Employment Letter Agreement between Spirit Realty Capital, Inc. and Philip D. Joseph, Jr., dated October 14, 2015, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.8
Amendment to Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr,, dated as of February 23, 2016, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.9
Employment Agreement among Spirit Realty Capital, Inc. and Boyd Messmann, dated June 3, 2016, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 6, 2016 and incorporated herein by reference.

10.10
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jackson Hsieh, dated July 25, 2017, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

10.11
Restricted Stock Award Agreement between Spirit Realty Capital, Inc. and Jackson Hsieh filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

10.12
Performance Share Award Agreement between Spirit Realty Capital, Inc. and Jackson Hsieh filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

10.13
Employment Agreement among Spirit Realty Capital, Inc. and Michael Hughes, dated March 20, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 21, 2018 and incorporated herein by reference.

10.14
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jay Young, dated April 3, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 6, 2018 and incorporated herein by reference.

10.15
Employment Agreement among Spirit Realty Capital, Inc. and Kenneth Heimlich dated April 3, 2018, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on April 6, 2018 and incorporated herein by reference.

10.16
Director Compensation Program of Spirit Realty Capital, Inc. dated August 16, 2018 filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 22, 2018 and incorporated herein by reference.

10.17
Credit Agreement among Spirit Realty L.P., Wells Fargo Bank, N.A., as the administrative agent, and the various financial institutions as are or may become parties thereto, dated March 31, 2015, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 2, 2015 and incorporated herein by reference.

10.18
Term Loan Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Wells Fargo Bank, N.A., as the administrative agent, dated November 3, 2015, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on November 6, 2015 and incorporated herein by reference.

10.19
First Amendment to the 2015 Credit Agreement among Spirit Realty L.P., various financial institutions, as lenders, and Wells Fargo Bank, N.A., as the administrative agent, dated November 3, 2015, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on November 6, 2015 and incorporated herein by reference.

10.20
Credit Agreement Guaranty in favor of Wells Fargo Bank National Association, the Administrative Agent for the lenders, and among Spirit Realty, L.P., dated March 31, 2015, filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.21
Second Amendment to the Credit Agreement among Spirit Realty, L.P., various financial institutions, as lenders, and Wells Fargo Bank, National Association, as the administrative agent, dated April 28, 2017, filed as Exhibit 10.40 to the Company's Quarterly Report on Form 10-Q on May 3, 2017 and incorporated herein by reference.

Exhibit No.	Description
10.22
Revolving Credit and Term Loan Agreement among Spirit Realty L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated January 14, 2019, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.23
Guaranty between Spirit Realty Capital, Inc. and JPMorgan Chase Bank, N.A., and acknowledged by Spirit Realty L.P., dated January 14, 2019, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.24
Term Loan Agreement among Spirit Realty L.P., Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated January 14, 2019, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.25
Guaranty between Spirit Realty Capital, Inc. and Bank of America, N.A, and acknowledged by Spirit Realty L.P., dated January 14, 2019, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.26
Loan Agreement, between German American Capital Corporation and Spirit SPE Loan Portfolio 2013-2, LLC, dated July 17, 2013, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.27
Guaranty of Recourse Obligations of Borrower, by Spirit Realty, L.P. in favor of German American Capital Corporation, dated July 17, 2013, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.28
Loan Agreement, between Barclays Bank PLC and Spirit SPE Loan Portfolio 2013-3, LLC, dated July 17, 2013, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.29
Guaranty of Recourse Obligations of Borrower by Spirit Realty, L.P. in favor of Barclays Bank PLC, dated July 17, 2013, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.30
Second Amended and Restated Property Management and Servicing Agreement by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Midland Loan Services, a division of PNC Bank, National Association, dated May 20, 2014, filed as Exhibit 1.1 to the Company's Current Report on Form 8-K on May 21, 2014 and incorporated herein by reference.

10.31
Amendment No. 1 to the Second Amended and Restated Property Management and Servicing Agreement by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master Funding III, LLC and Midland Loan Services, a division of PNC Bank, National Association, dated November 26, 2014, filed as Exhibit 1.2 to the Company's Current Report on Form 8-K on December 1, 2014 and incorporated herein by reference.

10.32
Amendment No. 2 to the Second Amended and Restated Property Management and Servicing Agreement by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Midland Loan Services, a division of PNC Bank, National Association, dated December 14, 2017, as Exhibit 10.41 to the Company's Annual Report on Form 10-K on February 23, 2018 and incorporated herein by reference.

10.33*
Amendment No. 3 to the Second Amended and Restated Property Management and Servicing Agreement by and among Spirit Realty, L.P., Spirit Master Funding, LLC, Spirit Master Funding II, LLC, Spirit Master funding III, LLC, Spirit Master Funding VI, LLC, Spirit Master Funding VIII, LLC and Midland Loan Services, a division of PNC Bank, National Association, dated November 1, 2018.

10.34
Property Management and Servicing Agreement, between Midland Loan Services, Spirit Master Funding VII, LLC and Spirit Realty, L.P., dated December 23, 2013, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K on March 4, 2014 and incorporated herein by reference.

10.35
Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT, dated May 31, 2018, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q on August 9, 2018 and incorporated herein by reference.

Exhibit No.	Description
10.36
Tax Matters Agreement by and between Spirit Realty Capital, Inc. and Spirit MTA REIT, dated May 31, 2018, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference.

10.37
Insurance Sharing Agreement between Spirit Realty L.P. and Spirit MTA REIT, dated May 31, 2018, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference.

10.38
Registration Rights Agreement between Spirit Realty L.P. and Spirit MTA REIT, dated May 31, 2018, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference.

10.39
Amended and Restated Master Lease between Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, and Shopko Stores Operating CO., LLC, dated December 15, 2014, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on December 16, 2014 and incorporated herein by reference.

10.40
Amendment to Amended and Restated Master Lease Agreement between Spirit SPE Portfolio 2006-1, LLC and Spirit SPE Portfolio 2006-2, LLC, and Shopko Stores Operating CO., LLC, dated March 15, 2018, filed as Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q on May 5, 2018 and incorporated herein by reference.

10.41
Amendment to Second Amended and Restated Master Lease Agreement between Spirit SPE 2006-3, LLC and Pamida Stores Operating Co., LLC, dated March 15, 2018, filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q on May 5, 2018 and incorporated herein by reference.

10.42
Amendment to Second Amended and Restated Master Lease Agreement between Spirit Master Funding III, LLC and Pamida Stores Operating Co., LLC, dated March 15, 2018, filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q on May 5, 2018 and incorporated herein by reference.

14.1*	Code of Business Conduct and Ethics of Spirit Realty Capital, Inc.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc. as of December 31, 2018.

23.1*	Consent of Ernst & Young LLP, Spirit Realty Capital, Inc.'s Independent Registered Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Spirit Realty L.P.'s Independent Registered Accounting Firm.

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
101.1**
The following financial information from Spirit Realty Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**
Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

24 Hour Fitness	Aurora, CO	(d)	1,452	4,413	—	252	1,452	4,665	6,117	(897)	1995	07/17/13	11 to 35 Years
24 Hour Fitness	Lancaster, CA	(d)	6,982	9,255	—	—	6,982	9,255	16,237	(1,537)	1987	05/07/15	9 to 30 Years
Aaron's	Okeechobee, FL	(b)	409	1,298	—	—	409	1,298	1,707	(213)	2006	07/17/13	10 to 47 Years
Aaron's	Navasota, TX	(b)	322	868	—	—	322	868	1,190	(180)	2007	07/17/13	10 to 44 Years
Aaron's	Essex, MD	(b)	294	1,973	—	—	294	1,973	2,267	(272)	1998	07/17/13	10 to 45 Years
Aaron's	Clanton, AL	(b)	350	816	—	—	350	816	1,166	(155)	2007	07/17/13	10 to 46 Years
Aaron's	Griffin, GA	(b)	459	1,322	—	—	459	1,322	1,781	(224)	2007	07/17/13	10 to 49 Years
Aaron's	Beeville, TX	(b)	101	1,814	—	—	101	1,814	1,915	(241)	2004	07/17/13	10 to 45 Years
Aaron's	Mineral Wells, TX	(b)	448	878	—	—	448	878	1,326	(181)	2008	07/17/13	10 to 42 Years
Aaron's	Largo, FL	(b)	758	1,025	—	—	758	1,025	1,783	(199)	1999	07/17/13	9 to 36 Years
Aaron's	Mansfield, TX	(b)	859	599	—	—	859	599	1,458	(169)	2007	07/17/13	10 to 34 Years
Aaron's	Charlotte, NC	(b)	371	598	—	—	371	598	969	(194)	1957	07/17/13	8 to 25 Years
Aaron's	Alamogordo, NM	(b)	476	560	—	—	476	560	1,036	(175)	2006	07/17/13	8 to 40 Years
Aaron's	Wichita, KS	(b)	236	741	—	—	236	741	977	(129)	1990	07/17/13	10 to 42 Years
Aaron's	Grovetown, GA	(b)	425	933	—	—	425	933	1,358	(183)	2007	07/17/13	10 to 45 Years
Aaron's	Calumet City, IL	(b)	393	949	—	—	393	949	1,342	(216)	1977	07/17/13	9 to 32 Years
Aaron's	Harrisonville, MO	(b)	316	466	—	—	316	466	782	(159)	1996	07/17/13	8 to 33 Years
Aaron's	Chiefland, FL	(b)	376	1,206	—	—	376	1,206	1,582	(224)	2007	07/17/13	10 to 47 Years
Aaron's	Sandersville, GA	(b)	503	751	—	—	503	751	1,254	(168)	2006	07/17/13	10 to 45 Years
Aaron's	Shreveport, LA	(b)	374	490	—	—	374	490	864	(197)	2001	07/17/13	10 to 31 Years
Aaron's	Baton Rouge, LA	(b)	328	996	—	—	328	996	1,324	(201)	1999	07/17/13	10 to 40 Years
Aaron's	Sweetwater, TX	(b)	415	1,097	—	—	415	1,097	1,512	(202)	2006	07/17/13	10 to 47 Years
Aaron's	Anderson, SC	(b)	351	966	—	—	351	966	1,317	(171)	1992	07/17/13	10 to 41 Years
Aaron's	Rome, NY	(b)	436	699	—	—	436	699	1,135	(201)	1996	07/17/13	10 to 28 Years
Aaron's	Hartsville, SC	(b)	536	813	—	—	536	813	1,349	(254)	2007	07/17/13	10 to 37 Years
Aaron's	Forrest City, AR	(b)	331	860	—	—	331	860	1,191	(151)	2002	07/17/13	10 to 45 Years
Aaron's	Wilton, NY	(b)	1,348	2,165	—	—	1,348	2,165	3,513	(840)	2000	07/17/13	8 to 27 Years
Academy Sports + Outdoors	Lufkin, TX	(c)	1,922	2,735	—	—	1,922	2,735	4,657	(764)	2003	07/17/13	9 to 30 Years
Academy Sports + Outdoors	North Richland Hills, TX	(d)	1,950	5,451	—	—	1,950	5,451	7,401	(469)	1996	07/17/13	30 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Academy Sports + Outdoors	Macon, GA	(d)	1,921	4,890	—	—	1,921	4,890	6,811	(1,260)	2005	07/17/13	10 to 30 Years
Accel International	Meridian, CT	(d)	1,766	7,848	—	—	1,766	7,848	9,614	(1,274)	1997	12/17/14	15 to 30 Years
Accel International	Avila, IN	(d)	642	4,958	—	—	642	4,958	5,600	(760)	1990	12/17/14	15 to 30 Years
Advance Auto Parts	Columbia Heights, MN	(d)	510	1,314	—	—	510	1,314	1,824	(228)	2006	07/17/13	7 to 43 Years
Advance Auto Parts	Duluth, MN	(d)	207	1,462	—	—	207	1,462	1,669	(206)	2006	07/17/13	7 to 48 Years
Advance Auto Parts	Grand Forks, ND	(d)	287	1,132	—	—	287	1,132	1,419	(224)	2005	07/17/13	7 to 45 Years
Advance Auto Parts	Fergus Falls, MN	(d)	294	978	—	—	294	978	1,272	(173)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Holland Charter Township, MI	(d)	493	1,212	—	—	493	1,212	1,705	(195)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Holland, MI	(d)	542	1,384	—	—	542	1,384	1,926	(234)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Zeeland, MI	(d)	490	1,136	—	—	490	1,136	1,626	(198)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Atmore, AL	(d)	417	444	—	—	417	444	861	(66)	1995	07/22/16	7 to 30 Years
Advance Auto Parts	Rainsville, AL	(b)	251	1,073	—	—	251	1,073	1,324	(211)	2005	07/17/13	7 to 42 Years
Advance Auto Parts	Theodore, AL	(d)	549	755	—	—	549	755	1,304	(78)	1996	07/22/16	7 to 40 Years
Advance Auto Parts	Hialeah, FL	(d)	682	1,054	—	—	682	1,054	1,736	(98)	1998	07/22/16	7 to 40 Years
Advance Auto Parts	New Smyrna Beach, FL	(d)	774	818	—	—	774	818	1,592	(78)	1999	07/22/16	7 to 40 Years
Advance Auto Parts	Margate, FL	(d)	480	507	—	—	480	507	987	(54)	1991	07/22/16	7 to 40 Years
Advance Auto Parts	Fort Lauderdale, FL	(d)	772	1,005	—	—	772	1,005	1,777	(102)	1996	07/22/16	7 to 40 Years
Advance Auto Parts	Tampa, FL	(d)	721	1,055	—	—	721	1,055	1,776	(96)	1997	07/22/16	7 to 40 Years
Advance Auto Parts	Gibsonton, FL	(d)	526	448	—	—	526	448	974	(77)	1999	07/22/16	7 to 30 Years
Advance Auto Parts	Dayton, OH	(d)	317	572	—	—	317	572	889	(65)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Castle Shannon, PA	(d)	620	732	—	—	620	732	1,352	(92)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Burlington, IA	(d)	467	737	—	—	467	737	1,204	(66)	1989	07/22/16	7 to 40 Years
Advance Auto Parts	Camilla, GA	(d)	419	412	—	—	419	412	831	(54)	1995	07/22/16	7 to 30 Years
Advance Auto Parts	Savannah, GA	(d)	688	492	—	—	688	492	1,180	(66)	1995	07/22/16	7 to 40 Years
Advance Auto Parts	Columbus, GA	(d)	628	769	—	—	628	769	1,397	(82)	1998	07/22/16	7 to 40 Years
Advance Auto Parts	Waynesboro, GA	(d)	330	1,015	—	—	330	1,015	1,345	(82)	1995	07/22/16	7 to 50 Years
Advance Auto Parts	Blakeley, GA	(d)	169	887	—	—	169	887	1,056	(66)	1995	07/22/16	7 to 50 Years
Advance Auto Parts	Richmond Hill, GA	(d)	418	701	—	—	418	701	1,119	(82)	1995	07/22/16	7 to 30 Years
Advance Auto Parts	Augusta, GA	(d)	482	750	—	—	482	750	1,232	(78)	1998	07/22/16	7 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Advance Auto Parts	Kingsland, GA	(d)	1,037	997	—	—	1,037	997	2,034	(91)	1998	07/22/16	7 to 40 Years
Advance Auto Parts	Griffin, GA	(d)	441	1,142	—	—	441	1,142	1,583	(94)	1998	07/22/16	7 to 50 Years
Advance Auto Parts	College Park, GA	(d)	386	506	—	—	386	506	892	(71)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Leesburg, GA	(d)	435	494	—	—	435	494	929	(87)	1999	07/22/16	7 to 30 Years
Advance Auto Parts	Covington, LA	(d)	507	426	—	—	507	426	933	(64)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Alton, IL	(d)	346	553	—	—	346	553	899	(72)	1997	07/22/16	7 to 30 Years
Advance Auto Parts	St. Louis, MO	(d)	607	505	—	—	607	505	1,112	(71)	1997	07/22/16	7 to 30 Years
Advance Auto Parts	Hattiesburg, MS	(d)	452	821	—	—	452	821	1,273	(67)	1997	07/22/16	7 to 40 Years
Advance Auto Parts	Clinton, MS	(d)	569	693	—	—	569	693	1,262	(84)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Jackson, MS	(d)	396	423	—	—	396	423	819	(51)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Natchez, MS	(d)	509	754	—	—	509	754	1,263	(67)	1998	07/22/16	7 to 40 Years
Advance Auto Parts	Newton, MS	(d)	336	443	—	—	336	443	779	(55)	1998	07/22/16	7 to 30 Years
Advance Auto Parts	Wiggins, MS	(d)	279	630	—	—	279	630	909	(70)	1965	07/22/16	7 to 30 Years
Advance Auto Parts	Denmark, SC	(d)	439	504	—	—	439	504	943	(68)	1996	07/22/16	7 to 30 Years

Advance Auto Parts	Grand Bay, AL	(b)	226	1,242	—	—	226	1,242	1,468	(198)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Hurley, MS	(b)	265	1,052	—	—	265	1,052	1,317	(199)	2006	07/17/13	7 to 45 Years
Advance Auto Parts	Ashland, KY	(b)	613	1,284	—	—	613	1,284	1,897	(238)	2006	07/17/13	8 to 48 Years
Advance Auto Parts	Jackson, OH	(b)	397	1,251	—	—	397	1,251	1,648	(220)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	New Boston, OH	(b)	345	1,538	—	—	345	1,538	1,883	(234)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Maryland Heights, MO	(b)	522	1,155	—	—	522	1,155	1,677	(210)	2005	07/17/13	7 to 47 Years
Advance Auto Parts	Scottsburg, IN	(b)	238	665	—	—	238	665	903	(132)	2006	07/17/13	8 to 43 Years
Advance Auto Parts	Charlotte, NC	(b)	403	1,146	—	—	403	1,146	1,549	(239)	2008	07/17/13	12 to 43 Years
Advance Auto Parts	Irvington, NJ	(b)	1,605	1,912	—	—	1,605	1,912	3,517	(340)	2006	07/17/13	7 to 47 Years
Advance Auto Parts	Midwest City, OK	(b)	353	815	—	—	353	815	1,168	(170)	2007	07/17/13	9 to 44 Years
Advance Auto Parts	Penns Grove, NJ	(b)	612	1,564	—	—	612	1,564	2,176	(264)	2006	07/17/13	8 to 47 Years
Advance Auto Parts	St. Francis, WI	(b)	532	1,557	—	—	532	1,557	2,089	(289)	2006	07/17/13	8 to 48 Years
Advance Auto Parts	Willingboro, NJ	(b)	784	1,369	—	—	784	1,369	2,153	(283)	2007	07/17/13	9 to 47 Years
Advance Auto Parts	Dunellen, NJ	(b)	1,177	1,973	—	—	1,177	1,973	3,150	(298)	2008	07/17/13	10 to 48 Years
Alabama Clinics	Dothan, AL	(d)	695	1,707	—	20	695	1,727	2,422	(285)	2012	12/21/16	1 to 40 Years
Alaska Club	Anchorage, AK	(d)	1,054	4,756	—	—	1,054	4,756	5,810	(60)	2006	08/15/18	10 to 38 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Alaska Club	Anchorage, AK	(d)	2,864	8,258	—	—	2,864	8,258	11,122	(119)	1972	08/15/18	11 to 43 Years
Alaska Club	Fairbanks, AK	(d)	2,012	9,941	—	—	2,012	9,941	11,953	(159)	1976	08/15/18	10 to 39 Years
Alaska Club	Wasilla, AK	(d)	2,864	8,769	—	—	2,864	8,769	11,633	(135)	1984	08/15/18	10 to 31 Years
Alaska Club	Anchorage, AK	(d)	5,366	15,115	—	—	5,366	15,115	20,481	(215)	1977	08/15/18	11 to 32 Years
Albertsons	Tigard, OR	(d)	5,515	4,279	—	—	5,515	4,279	9,794	(657)	1998	04/01/15	15 to 30 Years
Albertsons	Lake Oswego, OR	(d)	4,257	5,891	—	—	4,257	5,891	10,148	(641)	1965	03/18/15	15 to 40 Years
Albertsons	Walla Walla, WA	(d)	1,964	8,420	—	—	1,964	8,420	10,384	(973)	1972	03/02/15	15 to 40 Years
Albertsons	Boise, ID	(d)	1,470	2,280	—	—	1,470	2,280	3,750	(705)	1982	12/17/13	4 to 20 Years
Albertsons	Las Cruces, NM	(d)	1,132	2,765	—	—	1,132	2,765	3,897	(624)	1983	12/17/13	5 to 30 Years
Albertsons	Midland, TX	(d)	1,498	3,096	—	—	1,498	3,096	4,594	(955)	1983	12/17/13	5 to 20 Years
Aldi	Tupelo, MS	(b)	1,131	1,176	(372)	(435)	759	741	1,500	(95)	1995	07/17/13	22 to 22 Years
Allstate Insurance Company	Yuma, AZ	(c)	2,583	5,221	—	—	2,583	5,221	7,804	(1,204)	2007	07/17/13	4 to 46 Years
AMC Theatres	Covina, CA	(d)	5,566	26,922	—	—	5,566	26,922	32,488	(8,246)	1997	06/23/04	13 to 40 Years
AMC Theatres	Missoula, MT	(b)	2,333	3,406	—	—	2,333	3,406	5,739	(1,435)	1998	06/23/04	15 to 40 Years
AMC Theatres	Johnston, IA	(c)	3,046	10,213	—	—	3,046	10,213	13,259	(4,586)	1998	06/23/04	15 to 30 Years
AMC Theatres	Yukon, OK	(c)	1,082	3,538	—	—	1,082	3,538	4,620	(821)	2007	07/17/13	8 to 33 Years
American Lubefast	Moultrie, GA	(b)	179	271	—	—	179	271	450	(204)	1983	09/07/07	15 to 20 Years
American Lubefast	Spanish Fort, AL	(b)	563	607	—	—	563	607	1,170	(370)	1993	09/07/07	15 to 30 Years
American Lubefast	Montgomery, AL	(b)	241	628	—	—	241	628	869	(288)	1997	09/07/07	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	238	564	—	—	238	564	802	(262)	1994	09/07/07	15 to 30 Years
American Lubefast	Montgomery, AL	(b)	303	636	—	—	303	636	939	(300)	1996	09/07/07	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	148	459	—	—	148	459	607	(209)	1972	09/07/07	15 to 30 Years
American Lubefast	Marianna, FL	(b)	283	452	—	—	283	452	735	(204)	1994	09/07/07	15 to 40 Years
American Lubefast	Albany, GA	(b)	242	572	—	—	242	572	814	(206)	1982	09/07/07	15 to 40 Years
American Lubefast	Pensacola, FL	(b)	104	333	—	—	104	333	437	(166)	1968	09/07/07	15 to 30 Years
American Lubefast	Mobile, AL	(b)	89	501	—	—	89	501	590	(221)	1982	11/30/07	15 to 30 Years
American Lubefast	Albany, GA	(b)	281	575	—	—	281	575	856	(299)	1997	09/07/07	15 to 30 Years
American Lubefast	Gulf Breeze, FL	(b)	296	457	—	—	296	457	753	(212)	1993	09/07/07	15 to 30 Years
American Lubefast	Valdosta, GA	(b)	376	576	—	—	376	576	952	(288)	1996	11/30/07	15 to 30 Years
American Lubefast	Montgomery, AL	(b)	275	528	—	—	275	528	803	(269)	1988	09/07/07	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	195	569	—	—	195	569	764	(270)	1983	09/07/07	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

American Lubefast	Opelika, AL	(b)	503	628	—	—	503	628	1,131	(333)	1995	09/07/07	15 to 30 Years
American Lubefast	Auburn, AL	(b)	676	647	—	—	676	647	1,323	(355)	1995	09/07/07	15 to 30 Years
American Lubefast	Ocean Springs, MS	(b)	145	186	—	—	145	186	331	(49)	1988	07/17/13	15 to 30 Years
American Lubefast	Montgomery, AL	(b)	398	626	—	—	398	626	1,024	(315)	1997	09/07/07	15 to 30 Years
American Lubefast	Niceville, FL	(b)	458	454	—	—	458	454	912	(183)	1996	09/07/07	15 to 40 Years
American Lubefast	Montgomery, AL	(b)	422	857	—	—	422	857	1,279	(396)	1992	09/07/07	15 to 30 Years
American Lubefast	Mobile, AL	(b)	157	508	—	—	157	508	665	(234)	1982	09/07/07	15 to 30 Years
American Lubefast	Dothan, AL	(b)	162	659	—	—	162	659	821	(294)	1996	09/07/07	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	150	575	—	—	150	575	725	(269)	1986	09/07/07	15 to 30 Years
American Lubefast	Crestview, FL	(b)	544	743	—	—	544	743	1,287	(338)	1975	09/07/07	15 to 30 Years
American Lubefast	Panama City, FL	(b)	378	252	—	—	378	252	630	(84)	1997	07/17/13	15 to 30 Years
American Lubefast	Milton, FL	(b)	137	577	—	—	137	577	714	(260)	1986	09/07/07	15 to 30 Years
Andy's Frozen Custard	Naperville, IL	(d)	976	—	27	983	1,003	983	1,986	(29)	2016	06/30/16	39 to 40 Years
Andy's Frozen Custard	Rogers, AR	(d)	334	884	—	—	334	884	1,218	(146)	2005	09/30/14	15 to 30 Years
Andy's Frozen Custard	Orland Park, IL	(d)	999	—	—	—	999	—	999	—	(f)	09/12/16	(f)
Andy's Frozen Custard	Kansas City, MO	(d)	772	18	—	916	772	934	1,706	(70)	1995	09/19/14	40 to 40 Years
Applebee's	Augusta, GA	(d)	1,494	2,019	—	—	1,494	2,019	3,513	(370)	2005	07/17/13	13 to 40 Years
Applebee's	Aurora, CO	(d)	1,017	1,743	—	—	1,017	1,743	2,760	(336)	1998	07/17/13	13 to 35 Years
Applebee's	Colorado Springs, CO	(d)	937	1,120	—	—	937	1,120	2,057	(341)	1998	07/17/13	8 to 25 Years
Applebee's	Albany, OR	(d)	913	1,951	—	—	913	1,951	2,864	(393)	2005	07/17/13	12 to 35 Years
Applebee's	Macon, GA	(d)	838	1,723	—	—	838	1,723	2,561	(318)	1995	07/17/13	13 to 40 Years
Applebee's	Walla Walla, WA	(d)	665	2,072	—	—	665	2,072	2,737	(441)	2005	07/17/13	11 to 35 Years
Applebee's	Santa Fe, NM	(d)	2,120	2,033	—	—	2,120	2,033	4,153	(375)	1997	07/17/13	13 to 40 Years
Applebee's	Columbus, GA	(d)	1,199	1,911	—	—	1,199	1,911	3,110	(362)	2005	07/17/13	13 to 40 Years
Applebee's	Warner Robins, GA	(d)	1,228	1,714	—	—	1,228	1,714	2,942	(335)	1994	07/17/13	11 to 40 Years
Applebee's	Loveland, CO	(d)	602	1,913	—	—	602	1,913	2,515	(312)	1997	07/17/13	12 to 40 Years
Applebee's	Littleton, CO	(d)	696	1,943	—	—	696	1,943	2,639	(346)	1990	07/17/13	11 to 40 Years
Applebee's	Union Gap, WA	(d)	522	2,218	—	—	522	2,218	2,740	(348)	2004	07/17/13	13 to 40 Years
Applebee's	Gallup, NM	(d)	937	2,277	—	—	937	2,277	3,214	(426)	2004	07/17/13	13 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Applebee's	Savannah, GA	(d)	1,112	1,727	—	—	1,112	1,727	2,839	(327)	1993	07/17/13	13 to 40 Years
Applebee's	Columbus, GA	(d)	2,102	1,717	—	—	2,102	1,717	3,819	(297)	1993	07/17/13	13 to 40 Years
Applebee's	Macon, GA	(d)	874	1,712	—	—	874	1,712	2,586	(329)	1995	07/17/13	11 to 40 Years
Applebee's	Fountain, CO	(d)	861	2,226	—	—	861	2,226	3,087	(393)	2005	07/17/13	12 to 38 Years
Applebee's	Aurora, CO	(d)	1,521	1,498	—	—	1,521	1,498	3,019	(356)	1992	07/17/13	9 to 32 Years
Applebee's	Clovis, NM	(d)	861	2,172	—	—	861	2,172	3,033	(425)	2005	07/17/13	13 to 40 Years
Applebee's	Grand Junction, CO	(d)	1,363	1,990	—	—	1,363	1,990	3,353	(383)	1995	07/17/13	10 to 40 Years
Applebee's	Garden City, GA	(d)	1,184	1,465	—	—	1,184	1,465	2,649	(292)	1998	07/17/13	9 to 40 Years
Applebee's	Longview, WA	(d)	870	2,855	—	—	870	2,855	3,725	(484)	2004	07/17/13	13 to 40 Years

Arby's	New Castle, PA	(b)	573	1,042	—	—	573	1,042	1,615	(351)	1999	07/17/13	7 to 25 Years
Arby's	Champlin, MN	(d)	710	408	—	—	710	408	1,118	(130)	2004	03/20/15	8 to 20 Years
Arby's	Tyler, TX	(d)	355	663	—	—	355	663	1,018	(85)	1980	12/29/15	15 to 30 Years
Arby's	Odessa, TX	(d)	499	941	—	—	499	941	1,440	(115)	1982	12/29/15	15 to 30 Years
Arby's	Midland, TX	(d)	768	893	—	—	768	893	1,661	(112)	1982	12/29/15	15 to 30 Years
Ashley Furniture	Amarillo, TX	(d)	1,481	4,999	—	—	1,481	4,999	6,480	(1,161)	2001	07/17/13	9 to 36 Years
Ashley Furniture	Anderson, SC	(c)	870	1,909	—	—	870	1,909	2,779	(435)	2006	07/17/13	8 to 40 Years
Ashley Furniture	Mount Juliet, TN	(d)	2,049	4,604	—	232	2,049	4,836	6,885	(819)	2008	07/17/13	10 to 45 Years
At Home	Broomfield, CO	(d)	4,538	4,675	—	—	4,538	4,675	9,213	(817)	1995	08/01/16	9 to 20 Years
At Home	Corpus Christi, TX	(d)	3,734	4,949	—	—	3,734	4,949	8,683	(959)	1986	08/01/16	8 to 20 Years
At Home	Jenison, MI	(d)	2,303	5,743	—	88	2,303	5,831	8,134	(689)	1989	08/01/16	8 to 30 Years
At Home	Buford, GA	(d)	1,940	4,704	—	—	1,940	4,704	6,644	(536)	1984	08/01/16	8 to 30 Years
At Home	Louisville, KY	(d)	4,726	5,210	—	13	4,726	5,223	9,949	(720)	1984	12/20/16	9 to 20 Years
At Home	Mesa, AZ	(d)	4,067	4,321	—	13	4,067	4,334	8,401	(678)	2002	12/20/16	10 to 20 Years
AT&T	Santa Clara, CA	(d)	2,873	8,252	—	—	2,873	8,252	11,125	(1,373)	2002	07/17/13	5 to 48 Years
ATC Fitness	Southaven, MS	(d)	1,187	1,817	—	—	1,187	1,817	3,004	(317)	2014	09/17/14	15 to 40 Years
AutoStart	Kansas City, MO	(d)	1,310	1,824	—	6	1,310	1,830	3,140	(374)	2001	12/18/15	15 to 20 Years
AutoStart	Kansas City, MO	(d)	620	1,280	—	—	620	1,280	1,900	(277)	1978	12/31/15	15 to 20 Years
AutoStart	Overland Park, KS	(d)	1,390	320	—	—	1,390	320	1,710	(102)	1967	03/11/16	7 to 20 Years
Avalon Flooring	Rio Grande, NJ	(d)	753	3,299	—	—	753	3,299	4,052	(418)	2006	03/31/15	11 to 40 Years
Bank of America	Delray Beach, FL	(c)	3,831	16,789	—	—	3,831	16,789	20,620	(2,263)	1975	07/17/13	8 to 50 Years
BE Aerospace	Winston-Salem, NC	(c)	927	3,455	—	—	927	3,455	4,382	(947)	1987	07/17/13	5 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Bellefonte Primary Care	Grayson, KY	(d)	658	3,171	—	—	658	3,171	3,829	(515)	2013	08/18/14	9 to 40 Years
Best Buy	Fayetteville, NC	(c)	1,560	6,893	—	—	1,560	6,893	8,453	(1,238)	1999	07/17/13	6 to 41 Years
Best Buy	Wichita, KS	(d)	3,368	6,312	—	—	3,368	6,312	9,680	(1,658)	1984	07/17/13	7 to 29 Years
Best Buy	Evanston, IL	(d)	3,275	5,338	—	—	3,275	5,338	8,613	(311)	1993	07/17/13	30 to 30 Years
Best Buy	Las Cruces, NM	(d)	1,328	2,616	—	—	1,328	2,616	3,944	(512)	2002	07/17/13	8 to 41 Years
Bi-Lo	Hartsville, SC	(d)	696	5,402	—	—	696	5,402	6,098	(796)	1988	09/30/14	10 to 40 Years
BJ's Wholesale Club	Haverhill, MA	(d)	3,192	15,353	—	—	3,192	15,353	18,545	(3,348)	2007	07/17/13	11 to 32 Years
BJ's Wholesale Club	Fort Lauderdale, FL	(d)	6,775	18,649	—	—	6,775	18,649	25,424	(3,521)	2007	07/17/13	12 to 37 Years
BJ's Wholesale Club	Woodstock, GA	(c)	4,383	16,588	—	—	4,383	16,588	20,971	(3,699)	2001	07/17/13	8 to 33 Years
BJ's Wholesale Club	Tampa, FL	(d)	4,810	10,220	—	35	4,810	10,255	15,065	(952)	1993	01/10/17	10 to 30 Years
Books-A-Million	Rapid City, SD	(d)	575	2,568	—	—	575	2,568	3,143	(513)	2001	07/17/13	2 to 45 Years
Brookshire Brothers	Cleveland, TX	(d)	465	2,867	—	—	465	2,867	3,332	(1,901)	1991	12/01/05	15 to 20 Years
Brookshire Brothers	Corrigan, TX	(d)	395	630	—	—	395	630	1,025	(484)	1971	12/01/05	15 to 20 Years
Brookshire Brothers	Diboll, TX	(d)	775	872	—	—	775	872	1,647	(686)	1974	12/01/05	15 to 20 Years
Brookshire Brothers	Lufkin, TX	(d)	1,178	352	—	—	1,178	352	1,530	(363)	1977	12/01/05	15 to 20 Years
Brookshire Brothers	Navasota, TX	(d)	781	1,499	—	—	781	1,499	2,280	(769)	1992	12/01/05	15 to 30 Years
Brookshire Brothers	Timpson, TX	(d)	253	312	—	—	253	312	565	(263)	1978	12/01/05	15 to 20 Years
Brookshire Brothers	Hallettsville, TX	(d)	550	1,545	—	—	550	1,545	2,095	(369)	2004	03/31/14	10 to 30 Years
Buffalo Wild Wings	Clinton Township, MI	(d)	1,377	911	—	—	1,377	911	2,288	(208)	2003	11/05/14	14 to 30 Years
Buffalo Wild Wings	Brandon, FL	(d)	1,358	614	—	—	1,358	614	1,972	(227)	2004	11/05/14	14 to 20 Years
Buffalo Wild Wings	Birch Run, MI	(d)	1,852	1,290	—	—	1,852	1,290	3,142	(397)	2014	12/24/14	14 to 30 Years

Buffalo Wild Wings	Wesley Chapel, FL	(d)	2,672	1,725	—	—	2,672	1,725	4,397	(236)	2015	08/18/15	14 to 40 Years
Burger King	Durham, NC	(b)	1,253	—	—	—	1,253	—	1,253	—	(f)	07/17/13	(f)
Burger King	Mebane, NC	(a)	846	682	—	—	846	682	1,528	(352)	1993	09/29/06	15 to 30 Years
Burger King	Garner, NC	(a)	600	765	—	—	600	765	1,365	(432)	1995	09/29/06	15 to 30 Years
Burger King	Fayetteville, NC	(a)	607	1,020	—	—	607	1,020	1,627	(594)	1996	09/29/06	15 to 30 Years
Caliber Collision	Conroe, TX	(d)	2,056	2,306	—	32	2,056	2,338	4,394	(181)	2016	12/28/16	14 to 50 Years
Caliber Collision	Houston, TX	(d)	2,089	2,332	—	33	2,089	2,365	4,454	(156)	2016	03/16/17	14 to 50 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Camping World	Poteau, OK	(b)	2,210	3,839	—	17	2,210	3,856	6,066	(384)	2015	03/22/17	15 to 30 Years
Camping World	Wentzville, MO	(d)	2,040	5,133	—	1,264	2,040	6,397	8,437	(481)	2015	03/27/15	39 to 40 Years
Camping World	Summerfield, FL	(d)	3,059	3,949	—	—	3,059	3,949	7,008	(665)	2004	08/29/16	10 to 30 Years
Camping World	Tulsa, OK	(d)	4,569	88	—	5,259	4,569	5,347	9,916	(588)	2016	12/15/16	11 to 40 Years
Camping World	Monticello, MN	(d)	3,873	769	—	1,386	3,873	2,155	6,028	(450)	2016	12/29/16	9 to 30 Years
Camping World	Biloxi, MS	(d)	3,274	627	—	6,107	3,274	6,734	10,008	(339)	2016	12/22/16	15 to 40 Years
CarMax	Pompano Beach, FL	(d)	6,153	5,010	—	—	6,153	5,010	11,163	(1,485)	2004	06/30/05	15 to 40 Years
CarMax	Ontario, CA	(d)	7,981	6,937	—	—	7,981	6,937	14,918	(2,034)	2005	06/30/05	15 to 40 Years
CarMax	Midlothian, VA	(d)	4,775	6,056	—	—	4,775	6,056	10,831	(1,789)	2004	06/30/05	15 to 40 Years
CarMax	Pineville, NC	(c)	4,865	1,902	—	—	4,865	1,902	6,767	(737)	2002	07/17/13	10 to 30 Years
Carrington College	Mesquite, TX	(d)	2,534	1,780	—	656	2,534	2,436	4,970	(777)	1996	07/17/13	8 to 23 Years
Chick-Fil-A	Carrollton, GA	(b)	985	725	—	—	985	725	1,710	(207)	1995	07/17/13	11 to 33 Years
Childcare Network	Evans, GA	(d)	508	640	—	—	508	640	1,148	(123)	2003	11/14/14	15 to 30 Years
Childcare Network	Stockbridge, GA	(d)	533	1,236	—	(16)	533	1,220	1,753	(233)	2000	10/31/14	15 to 30 Years
Childcare Network	Warner Robins, GA	(d)	431	620	—	—	431	620	1,051	(144)	1995	02/27/15	15 to 20 Years
Childcare Network	Fort Walton Beach, FL	(d)	200	491	—	—	200	491	691	(78)	1977	02/27/15	15 to 30 Years
Childcare Network	Sanford, NC	(d)	200	611	—	—	200	611	811	(96)	2002	02/27/15	15 to 30 Years
Childcare Network	Norcross, GA	(d)	831	624	—	—	831	624	1,455	(161)	1985	03/30/15	15 to 20 Years
Childcare Network	Grand Prairie, TX	(d)	1,057	2,350	—	—	1,057	2,350	3,407	(395)	2007	07/17/15	15 to 30 Years
Childcare Network	Denton, TX	(d)	626	1,909	—	—	626	1,909	2,535	(280)	2000	07/17/15	15 to 30 Years
Childcare Network	Fort Worth, TX	(d)	392	871	—	—	392	871	1,263	(157)	2006	07/17/15	15 to 30 Years
Childcare Network	Columbus, GA	(d)	342	1,096	—	30	342	1,126	1,468	(131)	2015	12/22/15	15 to 40 Years
Childcare Network	High Point, NC	(d)	205	978	—	—	205	978	1,183	(117)	1981	12/22/15	15 to 30 Years
Childcare Network	Hampton, GA	(d)	391	460	—	—	391	460	851	(85)	2005	12/22/15	15 to 30 Years
Childcare Network	Marietta, GA	(b)	538	792	—	11	538	803	1,341	(92)	2009	09/28/16	11 to 30 Years
Childcare Network	Chattanooga, TN	(b)	684	841	—	11	684	852	1,536	(90)	1999	09/28/16	10 to 30 Years
Childcare Network	Elon, NC	(d)	486	846	—	—	486	846	1,332	(126)	1998	12/02/16	4 to 30 Years
Childcare Network	Winston-Salem, NC	(d)	541	659	—	—	541	659	1,200	(79)	1993	12/02/16	5 to 30 Years
Childcare Network	Greensboro, NC	(d)	360	540	—	—	360	540	900	(49)	1949	12/02/16	9 to 30 Years
Childcare Network	East Point, GA	(d)	411	1,279	—	—	411	1,279	1,690	(95)	2016	12/13/16	14 to 40 Years
Childcare Network	Burlington, NC	(d)	306	533	—	—	306	533	839	(70)	1971	12/13/16	7 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Childcare Network	Pensacola, FL	(d)	390	1,360	—	—	390	1,360	1,750	(67)	2016	02/23/17	15 to 50 Years
Childtime	Cuyahoga Falls, OH	(b)	279	727	—	—	279	727	1,006	(251)	1974	07/17/13	8 to 25 Years
Childtime	Arlington, TX	(b)	365	532	—	—	365	532	897	(200)	2006	07/17/13	10 to 33 Years
Childtime	Oklahoma City, OK	(b)	290	341	—	—	290	341	631	(142)	1985	07/17/13	11 to 19 Years
Childtime	Rochester, NY	(b)	242	539	—	—	242	539	781	(160)	1981	07/17/13	8 to 28 Years
Childtime	Modesto, CA	(b)	386	664	—	—	386	664	1,050	(225)	1986	07/17/13	9 to 22 Years
Childtime	Morrisville, NC	(d)	544	1,378	—	—	544	1,378	1,922	(200)	2010	02/19/15	15 to 40 Years
Chili's	Paris, TX	(d)	552	1,821	—	—	552	1,821	2,373	(382)	1999	07/17/13	11 to 35 Years
Chili's	Tilton, NH	(d)	1,565	—	—	—	1,565	—	1,565	—	(f)	07/17/13	(f)
Church's Chicken	Birmingham, AL	(d)	192	656	—	—	192	656	848	(238)	1981	07/17/13	7 to 19 Years
Church's Chicken	Birmingham, AL	(d)	107	508	—	—	107	508	615	(176)	1983	07/17/13	7 to 19 Years
Church's Chicken	Birmingham, AL	(d)	131	526	—	—	131	526	657	(188)	1984	07/17/13	7 to 19 Years
Church's Chicken	Greensboro, AL	(d)	100	663	—	—	100	663	763	(149)	1986	07/17/13	7 to 35 Years
Church's Chicken	Montgomery, AL	(d)	288	623	—	—	288	623	911	(133)	1998	07/17/13	9 to 35 Years
Church's Chicken	Montgomery, AL	(d)	177	516	—	—	177	516	693	(208)	1984	07/17/13	9 to 19 Years
Church's Chicken	Montgomery, AL	(d)	247	376	—	—	247	376	623	(153)	1999	07/17/13	10 to 24 Years
Church's Chicken	Montgomery, AL	(d)	455	579	—	—	455	579	1,034	(160)	1972	07/17/13	11 to 33 Years
Church's Chicken	Montgomery, AL	(d)	313	601	—	—	313	601	914	(210)	1999	07/17/13	10 to 27 Years
Church's Chicken	Phenix City, AL	(d)	493	497	—	—	493	497	990	(99)	1978	07/17/13	8 to 35 Years
Church's Chicken	Talladega, AL	(d)	247	245	—	—	247	245	492	(144)	1998	07/17/13	11 to 21 Years
Church's Chicken	Little Rock, AR	(d)	99	500	—	—	99	500	599	(122)	1970	07/17/13	8 to 30 Years
Church's Chicken	Little Rock, AR	(d)	332	432	—	—	332	432	764	(96)	1971	07/17/13	9 to 35 Years
Church's Chicken	Little Rock, AR	(d)	263	492	—	—	263	492	755	(113)	1975	07/17/13	9 to 35 Years
Church's Chicken	North Little Rock, AR	(d)	128	351	—	—	128	351	479	(105)	1999	07/17/13	10 to 28 Years
Church's Chicken	Pine Bluff, AR	(d)	854	431	—	—	854	431	1,285	(92)	1971	07/17/13	7 to 35 Years
Church's Chicken	Nogales, AZ	(d)	207	448	—	—	207	448	655	(136)	1976	07/17/13	11 to 25 Years
Church's Chicken	Phoenix, AZ	(d)	523	97	—	—	523	97	620	(73)	1976	07/17/13	9 to 16 Years
Church's Chicken	Phoenix, AZ	(d)	321	276	—	—	321	276	597	(117)	1975	07/17/13	10 to 20 Years
Church's Chicken	Phoenix, AZ	(d)	384	528	—	—	384	528	912	(143)	1974	07/17/13	11 to 27 Years
Church's Chicken	Phoenix, AZ	(d)	368	267	—	—	368	267	635	(89)	1974	07/17/13	11 to 23 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	Phoenix, AZ	(d)	415	403	—	—	415	403	818	(110)	1975	07/17/13	8 to 27 Years
Church's Chicken	Phoenix, AZ	(d)	599	412	—	—	599	412	1,011	(106)	1980	07/17/13	10 to 35 Years
Church's Chicken	Phoenix, AZ	(d)	400	120	—	—	400	120	520	(80)	1977	07/17/13	11 to 13 Years
Church's Chicken	Oro Valley, AZ	(d)	262	193	—	—	262	193	455	(97)	1983	07/17/13	11 to 23 Years
Church's Chicken	Tucson, AZ	(d)	191	552	—	—	191	552	743	(114)	1981	07/17/13	11 to 35 Years
Church's Chicken	Tucson, AZ	(d)	349	479	—	—	349	479	828	(114)	1976	07/17/13	11 to 35 Years
Church's Chicken	Tucson, AZ	(d)	221	434	—	—	221	434	655	(115)	1980	07/17/13	11 to 27 Years
Church's Chicken	Americus, GA	(d)	282	406	—	—	282	406	688	(156)	1978	07/17/13	11 to 23 Years
Church's Chicken	Atlanta, GA	(d)	336	346	—	—	336	346	682	(162)	1981	07/17/13	11 to 22 Years
Church's Chicken	Atlanta, GA	(d)	554	258	—	—	554	258	812	(133)	1980	07/17/13	11 to 23 Years
Church's Chicken	Atlanta, GA	(d)	683	5	—	—	683	5	688	(78)	1975	07/17/13	11 to 23 Years
Church's Chicken	Atlanta, GA	(d)	394	268	—	—	394	268	662	(167)	1975	07/17/13	11 to 16 Years
Church's Chicken	Columbus, GA	(d)	640	403	—	—	640	403	1,043	(160)	1983	07/17/13	11 to 23 Years
Church's Chicken	Columbus, GA	(d)	342	49	—	—	342	49	391	(85)	1978	07/17/13	9 to 23 Years
Church's Chicken	Cordele, GA	(d)	459	181	—	—	459	181	640	(83)	1980	07/17/13	11 to 35 Years
Church's Chicken	Decatur, GA	(d)	459	133	—	—	459	133	592	(86)	1974	07/17/13	11 to 20 Years
Church's Chicken	Decatur, GA	(d)	566	49	—	—	566	49	615	(106)	1979	07/17/13	3 to 11 Years
Church's Chicken	Decatur, GA	(d)	570	30	—	—	570	30	600	(75)	1981	07/17/13	7 to 25 Years
Church's Chicken	East Point, GA	(d)	429	245	—	—	429	245	674	(154)	1977	07/17/13	11 to 19 Years
Church's Chicken	Fort Valley, GA	(d)	353	379	(87)	—	266	379	645	(150)	1985	07/17/13	11 to 23 Years
Church's Chicken	Griffin, GA	(d)	215	492	—	—	215	492	707	(155)	1978	07/17/13	11 to 25 Years
Church's Chicken	LaGrange, GA	(d)	555	44	—	—	555	44	599	(215)	1978	07/17/13	7 to 30 Years

Church's Chicken	Macon, GA	(d)	291	628	—	—	291	628	919	(135)	1983	07/17/13	10 to 35 Years
Church's Chicken	Macon, GA	(d)	185	553	—	—	185	553	738	(141)	1980	07/17/13	11 to 30 Years
Church's Chicken	Marietta, GA	(d)	350	173	—	—	350	173	523	(105)	1976	07/17/13	11 to 20 Years
Church's Chicken	Kansas City, MO	(d)	312	574	—	—	312	574	886	(144)	1996	07/17/13	10 to 30 Years
Church's Chicken	Kansas City, MO	(d)	462	673	—	—	462	673	1,135	(151)	1996	07/17/13	10 to 35 Years
Church's Chicken	Kansas City, MO	(d)	348	730	—	—	348	730	1,078	(161)	1996	07/17/13	10 to 35 Years
Church's Chicken	Kansas City, MO	(d)	135	616	—	—	135	616	751	(168)	1996	07/17/13	10 to 25 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	Kansas City, MO	(d)	310	580	—	—	310	580	890	(145)	1996	07/17/13	10 to 31 Years
Church's Chicken	Kansas City, MO	(d)	189	837	—	—	189	837	1,026	(229)	1996	07/17/13	9 to 25 Years
Church's Chicken	Fort Worth, TX	(d)	157	263	—	—	157	263	420	(113)	1965	07/17/13	11 to 20 Years
Church's Chicken	Gulfport, MS	(d)	540	429	—	—	540	429	969	(89)	1971	07/17/13	11 to 35 Years
Church's Chicken	Jackson, MS	(d)	215	476	—	—	215	476	691	(140)	1977	07/17/13	11 to 25 Years
Church's Chicken	Jackson, MS	(d)	996	610	—	—	996	610	1,606	(154)	1978	07/17/13	11 to 35 Years
Church's Chicken	Jackson, MS	(d)	195	582	—	—	195	582	777	(141)	2000	07/17/13	11 to 30 Years
Church's Chicken	Jackson, MS	(d)	447	555	—	—	447	555	1,002	(151)	1998	07/17/13	11 to 35 Years
Church's Chicken	Laurel, MS	(d)	690	290	—	—	690	290	980	(117)	1971	07/17/13	11 to 24 Years
Church's Chicken	Vicksburg, MS	(d)	278	333	—	—	278	333	611	(121)	1972	07/17/13	11 to 25 Years
Church's Chicken	Albuquerque, NM	(d)	265	575	—	—	265	575	840	(191)	1980	07/17/13	11 to 26 Years
Church's Chicken	Albuquerque, NM	(d)	466	591	—	—	466	591	1,057	(148)	1976	07/17/13	11 to 35 Years
Church's Chicken	Albuquerque, NM	(d)	267	439	—	—	267	439	706	(165)	1975	07/17/13	11 to 25 Years
Church's Chicken	Albuquerque, NM	(d)	293	300	—	—	293	300	593	(140)	1976	07/17/13	11 to 25 Years
Church's Chicken	Hobbs, NM	(d)	706	534	—	—	706	534	1,240	(144)	1974	07/17/13	11 to 35 Years
Church's Chicken	Roswell, NM	(d)	343	321	—	—	343	321	664	(151)	1974	07/17/13	11 to 23 Years
Church's Chicken	Altus, OK	(d)	70	413	—	—	70	413	483	(119)	1980	07/17/13	7 to 25 Years
Church's Chicken	Oklahoma City, OK	(d)	223	469	—	—	223	469	692	(175)	1998	07/17/13	8 to 22 Years
Church's Chicken	Midwest City, OK	(d)	318	623	—	—	318	623	941	(138)	1985	07/17/13	9 to 35 Years
Church's Chicken	Oklahoma City, OK	(d)	200	428	—	—	200	428	628	(134)	1971	07/17/13	9 to 25 Years
Church's Chicken	Tulsa, OK	(d)	767	466	—	—	767	466	1,233	(118)	1976	07/17/13	8 to 35 Years
Church's Chicken	Tulsa, OK	(d)	315	717	—	—	315	717	1,032	(151)	1976	07/17/13	10 to 35 Years
Church's Chicken	The Village, OK	(d)	211	650	—	—	211	650	861	(132)	1978	07/17/13	9 to 35 Years
Church's Chicken	Memphis, TN	(d)	128	232	—	—	128	232	360	(96)	1971	07/17/13	8 to 20 Years
Church's Chicken	Memphis, TN	(d)	156	351	—	—	156	351	507	(120)	1971	07/17/13	7 to 25 Years
Church's Chicken	Memphis, TN	(d)	288	278	—	—	288	278	566	(141)	1976	07/17/13	6 to 20 Years
Church's Chicken	Memphis, TN	(d)	163	295	—	—	163	295	458	(103)	1979	07/17/13	10 to 25 Years
Church's Chicken	Memphis, TN	(d)	206	471	—	—	206	471	677	(142)	1979	07/17/13	10 to 25 Years
Church's Chicken	Memphis, TN	(d)	212	245	—	—	212	245	457	(118)	1971	07/17/13	7 to 25 Years
Church's Chicken	Memphis, TN	(d)	180	316	—	—	180	316	496	(121)	1971	07/17/13	7 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	Memphis, TN	(d)	264	592	—	—	264	592	856	(141)	1971	07/17/13	11 to 35 Years
Church's Chicken	Memphis, TN	(d)	426	608	—	—	426	608	1,034	(159)	1971	07/17/13	11 to 32 Years
Church's Chicken	Abilene, TX	(d)	198	311	—	—	198	311	509	(95)	1975	07/17/13	10 to 26 Years
Church's Chicken	Alamo, TX	(d)	1,745	715	—	—	1,745	715	2,460	(139)	1984	07/17/13	9 to 35 Years
Church's Chicken	Austin, TX	(d)	531	794	—	—	531	794	1,325	(169)	1967	07/17/13	11 to 32 Years
Church's Chicken	Austin, TX	(d)	904	477	—	—	904	477	1,381	(108)	1976	07/17/13	11 to 35 Years
Church's Chicken	Austin, TX	(d)	418	872	—	—	418	872	1,290	(172)	1986	07/17/13	11 to 35 Years
Church's Chicken	Austin, TX	(d)	689	634	—	—	689	634	1,323	(171)	2003	07/17/13	11 to 35 Years
Church's Chicken	Balch Springs, TX	(d)	329	576	—	—	329	576	905	(180)	1986	07/17/13	11 to 31 Years
Church's Chicken	Beeville, TX	(d)	120	488	—	—	120	488	608	(151)	1972	07/17/13	9 to 25 Years
Church's Chicken	Brownsville, TX	(d)	795	556	—	—	795	556	1,351	(114)	1977	07/17/13	10 to 35 Years
Church's Chicken	Brownsville, TX	(d)	667	785	—	—	667	785	1,452	(158)	1985	07/17/13	10 to 35 Years
Church's Chicken	Brownsville, TX	(d)	369	679	—	—	369	679	1,048	(154)	1972	07/17/13	11 to 35 Years
Church's Chicken	Brownsville, TX	(d)	267	652	—	—	267	652	919	(129)	2000	07/17/13	10 to 35 Years
Church's Chicken	Brownsville, TX	(d)	430	656	—	—	430	656	1,086	(210)	1985	07/17/13	11 to 29 Years
Church's Chicken	Brownsville, TX	(d)	571	930	—	—	571	930	1,501	(222)	2002	07/17/13	11 to 35 Years
Church's Chicken	Bryan, TX	(d)	441	766	—	—	441	766	1,207	(142)	1972	07/17/13	10 to 35 Years
Church's Chicken	Carrolton, TX	(d)	361	415	—	—	361	415	776	(157)	1997	07/17/13	11 to 25 Years
Church's Chicken	Cleburne, TX	(d)	129	482	—	—	129	482	611	(145)	1997	07/17/13	9 to 25 Years
Church's Chicken	Copperas Cove, TX	(d)	186	249	—	—	186	249	435	(86)	1973	07/17/13	11 to 23 Years
Church's Chicken	Dallas, TX	(d)	88	215	—	—	88	215	303	(95)	1980	07/17/13	9 to 19 Years
Church's Chicken	Dallas, TX	(d)	249	431	—	—	249	431	680	(99)	1985	07/17/13	9 to 33 Years
Church's Chicken	Dallas, TX	(d)	164	431	—	—	164	431	595	(156)	1968	07/17/13	10 to 18 Years
Church's Chicken	Dallas, TX	(d)	174	450	—	—	174	450	624	(132)	1969	07/17/13	10 to 26 Years
Church's Chicken	Dallas, TX	(d)	315	209	—	—	315	209	524	(78)	1999	07/17/13	10 to 25 Years
Church's Chicken	Dallas, TX	(d)	392	501	—	—	392	501	893	(133)	1985	07/17/13	11 to 30 Years
Church's Chicken	Donna, TX	(d)	1,091	540	—	—	1,091	540	1,631	(127)	1984	07/17/13	10 to 35 Years
Church's Chicken	Eagle Pass, TX	(d)	597	385	—	—	597	385	982	(103)	1977	07/17/13	9 to 35 Years
Church's Chicken	Edinburg, TX	(d)	624	888	—	—	624	888	1,512	(183)	1985	07/17/13	11 to 35 Years
Church's Chicken	Elsa, TX	(d)	1,159	141	—	—	1,159	141	1,300	(66)	1984	07/17/13	11 to 35 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	Floresville, TX	(d)	109	555	—	—	109	555	664	(161)	1985	07/17/13	9 to 25 Years
Church's Chicken	Fort Worth, TX	(d)	164	573	—	—	164	573	737	(150)	1965	07/17/13	11 to 25 Years
Church's Chicken	Fort Worth, TX	(d)	200	643	—	—	200	643	843	(162)	1979	07/17/13	11 to 30 Years
Church's Chicken	Fort Worth, TX	(d)	356	572	—	—	356	572	928	(136)	1970	07/17/13	11 to 35 Years
Church's Chicken	Garland, TX	(d)	141	455	—	—	141	455	596	(131)	1986	07/17/13	10 to 25 Years
Church's Chicken	Grand Prairie, TX	(d)	335	527	—	—	335	527	862	(123)	1980	07/17/13	10 to 35 Years
Church's Chicken	Grand Prairie, TX	(d)	147	535	—	—	147	535	682	(136)	1985	07/17/13	11 to 30 Years
Church's Chicken	Greenville, TX	(d)	325	441	—	—	325	441	766	(97)	1972	07/17/13	10 to 35 Years
Church's Chicken	Haltom City, TX	(d)	571	425	—	—	571	425	996	(105)	2007	07/17/13	11 to 35 Years
Church's Chicken	Harlingen, TX	(d)	923	753	—	—	923	753	1,676	(148)	1985	07/17/13	10 to 35 Years
Church's Chicken	Harlingen, TX	(d)	226	519	—	—	226	519	745	(141)	1973	07/17/13	11 to 30 Years
Church's Chicken	Hidalgo, TX	(d)	352	1,043	—	—	352	1,043	1,395	(224)	2001	07/17/13	10 to 31 Years
Church's Chicken	Irving, TX	(d)	463	338	—	—	463	338	801	(75)	1967	07/17/13	10 to 35 Years
Church's Chicken	Killeen, TX	(d)	289	513	—	—	289	513	802	(114)	1974	07/17/13	9 to 35 Years
Church's Chicken	Kingsville, TX	(d)	263	461	—	—	263	461	724	(106)	1977	07/17/13	9 to 35 Years
Church's Chicken	Kirby, TX	(d)	224	262	—	—	224	262	486	(109)	1985	07/17/13	9 to 18 Years
Church's Chicken	La Feria, TX	(d)	369	941	—	—	369	941	1,310	(188)	2003	07/17/13	11 to 35 Years
Church's Chicken	Laredo, TX	(d)	272	713	—	—	272	713	985	(135)	1966	07/17/13	11 to 35 Years
Church's Chicken	Laredo, TX	(d)	727	698	—	—	727	698	1,425	(140)	1968	07/17/13	11 to 35 Years
Church's Chicken	Lewisville, TX	(d)	913	470	—	—	913	470	1,383	(134)	1976	07/17/13	8 to 35 Years
Church's Chicken	Lubbock, TX	(d)	325	794	—	—	325	794	1,119	(181)	2004	07/17/13	11 to 34 Years
Church's Chicken	McAllen, TX	(d)	747	408	—	—	747	408	1,155	(91)	1992	07/17/13	10 to 35 Years
Church's Chicken	McAllen, TX	(d)	601	539	—	—	601	539	1,140	(126)	1985	07/17/13	11 to 35 Years
Church's Chicken	Mercedes, TX	(d)	535	575	—	—	535	575	1,110	(129)	1982	07/17/13	11 to 35 Years
Church's Chicken	Mesquite, TX	(d)	234	459	—	—	234	459	693	(141)	2001	07/17/13	11 to 28 Years
Church's Chicken	Midland, TX	(d)	195	432	—	—	195	432	627	(95)	1972	07/17/13	9 to 35 Years
Church's Chicken	Mission, TX	(d)	577	598	—	—	577	598	1,175	(135)	1981	07/17/13	9 to 35 Years
Church's Chicken	New Braunfels, TX	(d)	302	526	—	—	302	526	828	(154)	1973	07/17/13	10 to 27 Years
Church's Chicken	Odessa, TX	(d)	597	443	—	—	597	443	1,040	(113)	1979	07/17/13	10 to 35 Years
Church's Chicken	Odessa, TX	(d)	670	563	—	—	670	563	1,233	(133)	1972	07/17/13	10 to 35 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Church's Chicken	Pharr, TX	(d)	694	441	—	—	694	441	1,135	(143)	1997	07/17/13	10 to 26 Years
Church's Chicken	Pleasanton, TX	(d)	230	1,052	—	—	230	1,052	1,282	(216)	1985	07/17/13	11 to 35 Years

Church's Chicken	Port Isabel, TX	(d)	348	672	—	—	348	672	1,020	(162)	2004	07/17/13	11 to 31 Years
Church's Chicken	Port Lavaca, TX	(d)	339	594	—	—	339	594	933	(154)	1985	07/17/13	11 to 28 Years
Church's Chicken	Raymondville, TX	(d)	660	455	—	—	660	455	1,115	(128)	1984	07/17/13	9 to 35 Years
Church's Chicken	Richland Hills, TX	(d)	229	199	—	—	229	199	428	(75)	1999	07/17/13	10 to 25 Years
Church's Chicken	Rio Grand City, TX	(d)	1,746	554	—	—	1,746	554	2,300	(125)	1984	07/17/13	12 to 35 Years
Church's Chicken	Roma, TX	(d)	478	855	—	—	478	855	1,333	(195)	1985	07/17/13	11 to 35 Years
Church's Chicken	San Antonio, TX	(d)	205	1,042	—	—	205	1,042	1,247	(325)	1976	07/17/13	10 to 20 Years
Church's Chicken	San Antonio, TX	(d)	685	257	—	—	685	257	942	(70)	1976	07/17/13	9 to 35 Years
Church's Chicken	San Antonio, TX	(d)	592	336	—	—	592	336	928	(88)	1968	07/17/13	9 to 35 Years
Church's Chicken	San Antonio, TX	(d)	79	347	—	—	79	347	426	(75)	1977	07/17/13	9 to 33 Years
Church's Chicken	San Antonio, TX	(d)	395	414	—	—	395	414	809	(136)	1984	07/17/13	11 to 25 Years
Church's Chicken	San Antonio, TX	(d)	544	521	—	—	544	521	1,065	(123)	1967	07/17/13	11 to 33 Years
Church's Chicken	San Antonio, TX	(d)	375	282	—	—	375	282	657	(114)	1965	07/17/13	9 to 21 Years
Church's Chicken	San Antonio, TX	(d)	283	573	—	—	283	573	856	(170)	1971	07/17/13	11 to 33 Years
Church's Chicken	San Antonio, TX	(d)	369	226	—	—	369	226	595	(75)	1986	07/17/13	10 to 25 Years
Church's Chicken	San Antonio, TX	(d)	397	700	—	—	397	700	1,097	(155)	1984	07/17/13	11 to 35 Years
Church's Chicken	San Antonio, TX	(d)	279	261	—	—	279	261	540	(86)	1976	07/17/13	11 to 32 Years
Church's Chicken	San Benito, TX	(d)	1,641	688	—	—	1,641	688	2,329	(139)	1977	07/17/13	9 to 35 Years
Church's Chicken	Temple, TX	(d)	705	493	—	—	705	493	1,198	(106)	1983	07/17/13	10 to 35 Years
Church's Chicken	Tyler, TX	(d)	227	527	—	—	227	527	754	(113)	1976	07/17/13	11 to 35 Years
Church's Chicken	Universal City, TX	(d)	408	369	—	—	408	369	777	(133)	1989	07/17/13	9 to 25 Years
Church's Chicken	Victoria, TX	(d)	129	490	—	—	129	490	619	(138)	1985	07/17/13	11 to 28 Years
Church's Chicken	Victoria, TX	(d)	367	182	—	—	367	182	549	(76)	1984	07/17/13	11 to 22 Years
Church's Chicken	Waco, TX	(d)	365	542	—	—	365	542	907	(106)	1969	07/17/13	10 to 35 Years
Church's Chicken	Weslaco, TX	(d)	860	513	—	—	860	513	1,373	(114)	1990	07/17/13	11 to 35 Years
Church's Chicken	Weslaco, TX	(d)	291	786	—	—	291	786	1,077	(211)	1970	07/17/13	11 to 25 Years
Church's Chicken	Norfolk, VA	(d)	373	517	—	—	373	517	890	(207)	1988	07/17/13	7 to 20 Years
Church's Chicken	Portsmouth, VA	(d)	574	419	—	—	574	419	993	(148)	1988	07/17/13	10 to 25 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Cinemark	Tucson, AZ	(d)	4,023	10,346	—	52	4,023	10,398	14,421	(610)	2016	02/21/17	15 to 50 Years
Circle K	Akron, OH	(d)	424	1,139	—	—	424	1,139	1,563	(298)	1995	07/17/13	13 to 30 Years
Circle K	Cuyahoga Falls, OH	(d)	657	1,018	—	—	657	1,018	1,675	(328)	1995	07/17/13	13 to 30 Years
Circle K	Cleveland, OH	(d)	804	1,513	—	—	804	1,513	2,317	(375)	2002	07/17/13	13 to 35 Years
Circle K	Akron, OH	(d)	587	1,073	—	—	587	1,073	1,660	(312)	1998	07/17/13	13 to 32 Years
Circle K	Augusta, GA	(d)	400	1,540	—	—	400	1,540	1,940	(345)	1981	07/17/13	13 to 30 Years
Circle K	Auburn, AL	(d)	757	1,199	—	—	757	1,199	1,956	(385)	1990	07/17/13	10 to 25 Years
Circle K	El Paso, TX	(d)	1,143	1,029	—	—	1,143	1,029	2,172	(597)	2000	07/17/13	4 to 27 Years
Circle K	Fort Mill, SC	(d)	1,589	1,356	—	—	1,589	1,356	2,945	(337)	1999	07/17/13	10 to 33 Years
Circle K	Mount Pleasant, SC	(d)	1,328	1,073	—	—	1,328	1,073	2,401	(270)	1978	07/17/13	7 to 30 Years
Circle K	Goose Creek, SC	(d)	682	1,571	—	—	682	1,571	2,253	(521)	1983	07/17/13	7 to 20 Years
Circle K	Akron, OH	(d)	500	2,058	—	—	500	2,058	2,558	(440)	1999	07/17/13	15 to 33 Years
Circle K	Akron, OH	(d)	337	1,149	—	—	337	1,149	1,486	(254)	2001	07/17/13	15 to 35 Years
Circle K	Parma, OH	(d)	437	1,166	—	—	437	1,166	1,603	(253)	2002	07/17/13	15 to 35 Years
Circle K	Twinsburg, OH	(d)	556	1,317	—	—	556	1,317	1,873	(303)	2005	07/17/13	15 to 37 Years
Circle K	Savannah, GA	(d)	1,001	847	—	—	1,001	847	1,848	(325)	1997	07/17/13	8 to 37 Years
Circle K	Phenix City, AL	(d)	554	1,392	—	—	554	1,392	1,946	(362)	1999	07/17/13	13 to 33 Years
Circle K	Macon, GA	(d)	470	1,226	—	—	470	1,226	1,696	(398)	1974	07/17/13	7 to 35 Years
Circle K	Lanett, AL	(d)	299	844	—	—	299	844	1,143	(249)	1974	07/17/13	10 to 25 Years
Circle K	Monroe, LA	(d)	517	1,455	—	—	517	1,455	1,972	(502)	1986	07/17/13	6 to 28 Years
Circle K	Akron, OH	(d)	595	1,031	—	—	595	1,031	1,626	(298)	1995	07/17/13	14 to 30 Years
Circle K	Akron, OH	(d)	554	824	—	—	554	824	1,378	(215)	1969	07/17/13	14 to 38 Years
Circle K	Akron, OH	(d)	517	1,122	—	—	517	1,122	1,639	(315)	1994	07/17/13	13 to 29 Years
Circle K	Barberton, OH	(d)	255	1,244	—	—	255	1,244	1,499	(325)	1991	07/17/13	12 to 26 Years
Circle K	Charlotte, NC	(d)	1,442	789	—	—	1,442	789	2,231	(323)	1997	07/17/13	8 to 35 Years
Circle K	Savannah, GA	(d)	831	869	—	—	831	869	1,700	(269)	1990	07/17/13	14 to 30 Years
Circle K	Columbus, GA	(d)	711	943	—	—	711	943	1,654	(255)	1990	07/17/13	13 to 32 Years
Circle K	Columbus, GA	(d)	574	1,039	—	—	574	1,039	1,613	(258)	1984	07/17/13	13 to 32 Years
Circle K	Opelika, AL	(d)	960	1,716	—	—	960	1,716	2,676	(575)	1988	07/17/13	10 to 25 Years
Circle K	Baton Rouge, LA	(d)	260	859	—	—	260	859	1,119	(252)	1976	07/17/13	7 to 25 Years
Circle K	West Monroe, LA	(d)	686	981	—	—	686	981	1,667	(644)	1983	07/17/13	5 to 25 Years
Circle K	Copley, OH	(d)	379	999	—	—	379	999	1,378	(289)	1993	07/17/13	12 to 28 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Circle K	Akron, OH	(d)	283	1,160	—	—	283	1,160	1,443	(267)	1997	07/17/13	14 to 32 Years
Circle K	Akron, OH	(d)	434	1,198	—	—	434	1,198	1,632	(326)	1994	07/17/13	14 to 29 Years
Circle K	Huntersville, NC	(d)	1,539	924	—	—	1,539	924	2,463	(422)	1996	07/17/13	8 to 35 Years
Circle K	Springdale, SC	(d)	794	767	—	—	794	767	1,561	(213)	1999	07/17/13	13 to 33 Years
Circle K	Charleston, SC	(d)	1,547	1,242	—	—	1,547	1,242	2,789	(494)	1987	07/17/13	7 to 20 Years
Circle K	Port Wentworth, GA	(d)	1,627	1,131	—	—	1,627	1,131	2,758	(725)	1991	07/17/13	4 to 35 Years
Circle K	Columbus, GA	(d)	867	2,299	—	—	867	2,299	3,166	(542)	1978	07/17/13	13 to 30 Years
Circle K	Baton Rouge, LA	(d)	330	997	—	—	330	997	1,327	(253)	1970	07/17/13	8 to 30 Years
Circle K	Cuyahoga Falls, OH	(d)	342	806	—	—	342	806	1,148	(244)	1972	07/17/13	12 to 26 Years
Circle K	Akron, OH	(d)	343	1,193	—	—	343	1,193	1,536	(290)	1991	07/17/13	15 to 31 Years
Circle K	Akron, OH	(d)	513	1,251	—	—	513	1,251	1,764	(315)	1996	07/17/13	15 to 31 Years
Circle K	Bedford, OH	(d)	750	680	—	—	750	680	1,430	(235)	2000	07/17/13	15 to 33 Years
Circle K	El Paso, TX	(d)	987	558	—	—	987	558	1,545	(246)	1999	07/17/13	3 to 26 Years
Circle K	Valley, AL	(d)	754	804	—	—	754	804	1,558	(262)	1974	07/17/13	9 to 25 Years
Circle K	Midland, GA	(d)	637	2,136	—	—	637	2,136	2,773	(421)	1995	07/17/13	9 to 35 Years
Circle K	Columbus, GA	(d)	1,465	2,088	—	—	1,465	2,088	3,553	(532)	1995	07/17/13	11 to 34 Years
Circle K	Baton Rouge, LA	(d)	481	913	—	—	481	913	1,394	(273)	1977	07/17/13	8 to 30 Years
Circle K	Akron, OH	(d)	321	1,179	—	—	321	1,179	1,500	(293)	1994	07/17/13	13 to 29 Years
Circle K	Barberton, OH	(d)	884	1,885	—	—	884	1,885	2,769	(477)	1981	07/17/13	13 to 34 Years
Circle K	Norton, OH	(d)	581	1,460	—	—	581	1,460	2,041	(349)	1984	07/17/13	13 to 35 Years
Circle K	Willoughby, OH	(d)	477	1,167	—	—	477	1,167	1,644	(290)	1986	07/17/13	13 to 32 Years
Circle K	Columbia, SC	(d)	1,261	985	—	—	1,261	985	2,246	(308)	1993	07/17/13	10 to 28 Years
Circle K	El Paso, TX	(d)	1,090	1,203	—	—	1,090	1,203	2,293	(523)	1999	07/17/13	6 to 35 Years
Circle K	Martinez, GA	(d)	626	996	—	—	626	996	1,622	(516)	1985	07/17/13	3 to 35 Years
Circle K	Pine Mountain, GA	(d)	454	1,627	—	—	454	1,627	2,081	(379)	1999	07/17/13	10 to 37 Years
Circle K	Beaufort, SC	(d)	850	1,337	—	—	850	1,337	2,187	(361)	1997	07/17/13	12 to 34 Years
Circle K	West Monroe, LA	(d)	425	1,558	—	—	425	1,558	1,983	(528)	1999	07/17/13	3 to 35 Years
Circle K	Akron, OH	(d)	402	1,263	—	—	402	1,263	1,665	(280)	2000	07/17/13	13 to 34 Years
Circle K	Akron, OH	(d)	291	1,230	—	—	291	1,230	1,521	(341)	1950	07/17/13	12 to 25 Years
Circle K	Canton, OH	(d)	362	1,159	—	—	362	1,159	1,521	(325)	1990	07/17/13	12 to 26 Years
Circle K	Maple Heights, OH	(d)	747	917	—	—	747	917	1,664	(284)	1998	07/17/13	13 to 32 Years
Circle K	Brookpark, OH	(d)	623	978	—	—	623	978	1,601	(273)	1998	07/17/13	13 to 32 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Circle K	Charlotte, NC	(d)	1,392	563	—	—	1,392	563	1,955	(388)	1991	07/17/13	6 to 32 Years
Circle K	Mobile, AL	(d)	552	1,664	—	—	552	1,664	2,216	(500)	1987	07/17/13	11 to 24 Years
Circle K	Bluffton, SC	(d)	1,531	645	—	—	1,531	645	2,176	(252)	1997	07/17/13	10 to 32 Years
Circle K	Macon, GA	(d)	471	1,066	—	—	471	1,066	1,537	(430)	1993	07/17/13	5 to 35 Years

Circle K	Mobile, AL	(d)	939	878	—	—	939	878	1,817	(343)	1988	07/17/13	13 to 25 Years
Circle K	Shreveport, LA	(d)	369	1,183	—	—	369	1,183	1,552	(368)	1988	07/17/13	4 to 25 Years
Circle K	Seville, OH	(d)	1,141	2,604	—	—	1,141	2,604	3,745	(616)	2003	07/17/13	15 to 36 Years
Circle K	Barberton, OH	(d)	321	1,219	—	—	321	1,219	1,540	(285)	1983	07/17/13	14 to 31 Years
Circle K	Fairlawn, OH	(d)	616	1,064	—	—	616	1,064	1,680	(321)	1993	07/17/13	13 to 28 Years
Circle K	Northfield, OH	(d)	873	1,633	—	—	873	1,633	2,506	(434)	1983	07/17/13	15 to 35 Years
Circle K	Columbus, GA	(d)	730	1,317	—	—	730	1,317	2,047	(361)	1978	07/17/13	13 to 28 Years
Circle K	Albuquerque, NM	(d)	699	777	—	—	699	777	1,476	(381)	1994	07/17/13	9 to 35 Years
Circle K	North Augusta, SC	(d)	1,065	894	—	—	1,065	894	1,959	(232)	1999	07/17/13	12 to 33 Years
Circle K	Bossier City, LA	(d)	565	1,051	(21)	—	544	1,051	1,595	(305)	1987	07/17/13	9 to 25 Years
CircusTrix	Little Rock, AR	(d)	1,489	3,888	—	11	1,489	3,899	5,388	(150)	2017	09/29/17	15 to 40 Years
CircusTrix	Indianapolis, IN	(d)	861	4,222	—	—	861	4,222	5,083	(41)	2018	08/31/18	16 to 40 Years
CircusTrix	Wilmington, NC	(d)	837	1,429	—	—	837	1,429	2,266	(328)	2006	09/30/15	9 to 20 Years
CircusTrix	Baton Rouge, LA	(d)	1,076	2,289	—	—	1,076	2,289	3,365	(271)	2015	11/13/15	10 to 40 Years
CircusTrix	Flowood, MS	(d)	900	1,137	—	—	900	1,137	2,037	(244)	1995	11/13/15	9 to 20 Years
CircusTrix	Augusta, GA	(d)	1,081	1,488	—	—	1,081	1,488	2,569	(415)	1998	09/30/15	10 to 20 Years
CircusTrix	Brentwood, TN	(d)	2,292	2,273	—	2	2,292	2,275	4,567	(489)	1970	09/30/15	9 to 20 Years
CircusTrix	Clovis, CA	(d)	1,117	26	—	3,277	1,117	3,303	4,420	(5)	2017	12/06/16	10 to 10 Years
CircusTrix	Rogers, AR	(d)	635	2,376	—	—	635	2,376	3,011	(301)	2014	09/30/15	9 to 40 Years
Clean Freak	Phoenix, AZ	(d)	2,066	1,581	—	—	2,066	1,581	3,647	(199)	2009	09/29/16	21 to 30 Years
Clean Freak	Phoenix, AZ	(d)	1,143	439	—	—	1,143	439	1,582	(74)	1970	09/29/16	21 to 30 Years
Clean Freak	Chandler, AZ	(d)	1,293	1,951	—	—	1,293	1,951	3,244	(208)	2006	09/29/16	21 to 30 Years
Clean Freak	Phoenix, AZ	(d)	1,835	2,332	—	54	1,835	2,386	4,221	(258)	1974	09/29/16	21 to 30 Years
Clean Freak	Glendale, AZ	(d)	1,524	854	—	—	1,524	854	2,378	(140)	1988	09/29/16	21 to 30 Years
Columbus Fish Market	Grandview, OH	(b)	2,164	1,165	—	—	2,164	1,165	3,329	(487)	1960	07/17/13	9 to 23 Years
Convergys	Las Cruces, NM	(d)	808	6,045	—	—	808	6,045	6,853	(1,067)	2008	07/17/13	4 to 52 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Cost-U-Less	St. Croix, VI	(d)	2,132	5,992	—	—	2,132	5,992	8,124	(1,229)	2005	07/17/13	8 to 37 Years
CoxHealth	Springfield, MO	(d)	2,025	3,911	—	—	2,025	3,911	5,936	(862)	1990	09/23/14	7 to 30 Years
Crunch Fitness	Aurora, IL	(b)	668	2,615	—	23	668	2,638	3,306	(254)	2006	11/29/16	9 to 30 Years
Crunch Fitness	Eagle, ID	(d)	1,428	5,591	—	866	1,428	6,457	7,885	(463)	1999	12/28/16	10 to 30 Years
Crunch Fitness	Boise, ID	(d)	1,335	4,982	—	561	1,335	5,543	6,878	(418)	2001	12/28/16	8 to 30 Years
Crunch Fitness	Boise, ID	(d)	823	3,178	—	545	823	3,723	4,546	(209)	2003	12/28/16	10 to 40 Years
Crunch Fitness	Meridian, ID	(d)	840	2,950	—	1,028	840	3,978	4,818	(241)	1993	12/28/16	8 to 30 Years
C-Store	Daleville, VA	(d)	467	616	—	—	467	616	1,083	(111)	1989	06/30/15	15 to 30 Years
C-Store	Forest, VA	(d)	248	834	—	—	248	834	1,082	(125)	1995	06/30/15	15 to 30 Years
C-Store	Rustburg, VA	(d)	526	775	—	—	526	775	1,301	(148)	1990	06/30/15	15 to 30 Years
C-Store	Madison Heights, VA	(d)	268	417	—	—	268	417	685	(72)	1983	06/30/15	15 to 30 Years
C-Store	Lynchburg, VA	(d)	467	1,391	—	—	467	1,391	1,858	(199)	2006	06/30/15	15 to 30 Years
C-Store	Altavista, VA	(d)	358	1,401	—	—	358	1,401	1,759	(196)	1981	06/30/15	15 to 30 Years
C-Store	Altavista, VA	(d)	467	745	—	—	467	745	1,212	(126)	1984	06/30/15	15 to 30 Years
C-Store	South Boston, VA	(d)	377	705	—	—	377	705	1,082	(105)	1988	06/30/15	15 to 30 Years
C-Store	Blairs, VA	(d)	318	636	—	—	318	636	954	(97)	1987	06/30/15	15 to 30 Years
C-Store	Beattyville, KY	(d)	278	795	—	—	278	795	1,073	(118)	1981	06/30/15	15 to 30 Years
C-Store	Winchester, KY	(d)	755	775	—	—	755	775	1,530	(146)	1981	06/30/15	15 to 30 Years
C-Store	Irvine, KY	(d)	219	666	—	—	219	666	885	(112)	1987	06/30/15	15 to 30 Years
C-Store	Paris, KY	(d)	129	636	—	—	129	636	765	(90)	1988	06/30/15	15 to 30 Years
C-Store	Carlisle, KY	(d)	209	586	—	—	209	586	795	(94)	1989	06/30/15	15 to 30 Years
C-Store	Georgetown, KY	(d)	725	805	—	—	725	805	1,530	(145)	1989	06/30/15	15 to 30 Years
C-Store	Georgetown, KY	(d)	815	934	—	—	815	934	1,749	(162)	1998	06/30/15	15 to 30 Years
C-Store	Mount Sterling, KY	(d)	1,103	1,103	—	—	1,103	1,103	2,206	(210)	2000	06/30/15	15 to 30 Years
C-Store	Harrodsburg, KY	(d)	228	824	—	—	228	824	1,052	(124)	1973	06/30/15	15 to 30 Years
C-Store	Carlisle, KY	(d)	298	874	—	—	298	874	1,172	(141)	2005	06/30/15	15 to 30 Years
C-Store	Salem, VA	(d)	209	576	—	—	209	576	785	(93)	1970	06/30/15	15 to 30 Years
C-Store	Salem, VA	(d)	646	517	—	—	646	517	1,163	(102)	1987	06/30/15	15 to 30 Years
C-Store	Roanoke, VA	(d)	616	534	—	—	616	534	1,150	(106)	1988	06/30/15	15 to 30 Years
C-Store	Roanoke, VA	(d)	238	497	—	—	238	497	735	(74)	1988	06/30/15	15 to 30 Years
C-Store	Bedford, VA	(d)	258	818	—	—	258	818	1,076	(123)	1997	06/30/15	15 to 30 Years
C-Store	Lynchburg, VA	(d)	278	699	—	—	278	699	977	(98)	1967	06/30/15	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store	Gretna, VA	(d)	268	798	—	—	268	798	1,066	(130)	1978	06/30/15	15 to 30 Years
C-Store	Lynchburg, VA	(d)	517	1,142	—	—	517	1,142	1,659	(180)	2000	06/30/15	15 to 30 Years
C-Store	Moneta, VA	(d)	437	934	—	—	437	934	1,371	(165)	1999	06/30/15	15 to 30 Years
C-Store	Hurt, VA	(d)	685	1,023	—	—	685	1,023	1,708	(187)	1973	06/30/15	15 to 30 Years
C-Store	South Boston, VA	(d)	407	834	—	—	407	834	1,241	(125)	1983	06/30/15	15 to 30 Years
C-Store	South Boston, VA	(d)	894	1,232	—	—	894	1,232	2,126	(206)	1997	06/30/15	15 to 30 Years
C-Store	Gretna, VA	(d)	159	1,083	—	—	159	1,083	1,242	(152)	1996	06/30/15	15 to 30 Years
C-Store	Danville, VA	(d)	348	477	—	—	348	477	825	(86)	1989	06/30/15	15 to 30 Years
C-Store	South Boston, VA	(d)	368	517	—	—	368	517	885	(100)	1997	06/30/15	15 to 30 Years
C-Store	Jackson, KY	(d)	417	765	—	—	417	765	1,182	(124)	1982	06/30/15	15 to 30 Years
C-Store	McKee, KY	(d)	119	973	—	—	119	973	1,092	(127)	1983	06/30/15	15 to 30 Years
C-Store	Paris, KY	(d)	209	576	—	—	209	576	785	(93)	1992	06/30/15	15 to 30 Years
C-Store	Cynthiana, KY	(d)	119	596	—	—	119	596	715	(86)	1985	06/30/15	15 to 30 Years
C-Store	Campton, KY	(d)	189	735	—	—	189	735	924	(109)	1996	06/30/15	15 to 30 Years
C-Store	Flemingsburg, KY	(d)	1,073	1,212	—	—	1,073	1,212	2,285	(225)	1997	06/30/15	15 to 30 Years
C-Store	Clay City, KY	(d)	397	884	—	—	397	884	1,281	(168)	2002	06/30/15	15 to 30 Years
C-Store	Hazard, KY	(d)	288	805	—	—	288	805	1,093	(122)	1991	06/30/15	15 to 30 Years
C-Store	Roanoke, VA	(d)	397	785	—	—	397	785	1,182	(126)	1986	06/30/15	15 to 30 Years
C-Store	Salem, VA	(d)	387	1,172	—	—	387	1,172	1,559	(174)	1973	06/30/15	15 to 30 Years
C-Store	Roanoke, VA	(d)	397	685	—	—	397	685	1,082	(115)	1997	06/30/15	15 to 30 Years
C-Store	Greenville, MI	(d)	437	628	—	194	437	822	1,259	(98)	1968	05/19/16	17 to 30 Years
C-Store	Spring Lake, MI	(d)	247	325	—	190	247	515	762	(70)	1964	05/19/16	17 to 30 Years
C-Store	Hastings, MI	(d)	392	437	—	190	392	627	1,019	(93)	1964	05/19/16	17 to 30 Years
C-Store	Zeeland, MI	(d)	213	426	—	—	213	426	639	(57)	1989	05/19/16	17 to 30 Years
C-Store	Holland, MI	(d)	235	325	—	—	235	325	560	(50)	1957	05/19/16	17 to 30 Years
C-Store	Eaton Rapids, MI	(d)	291	448	—	—	291	448	739	(76)	1945	05/19/16	17 to 30 Years
C-Store	Fremont, MI	(d)	269	269	—	—	269	269	538	(56)	1971	05/19/16	17 to 30 Years
C-Store	Sparta, MI	(d)	291	650	—	—	291	650	941	(87)	1993	05/19/16	17 to 30 Years
C-Store	Three Rivers, MI	(d)	1,256	1,401	—	—	1,256	1,401	2,657	(218)	1982	05/19/16	20 to 30 Years
C-Store	Jackson, MI	(d)	684	1,188	—	—	684	1,188	1,872	(164)	1963	05/19/16	17 to 30 Years

C-Store	Jackson, MI	(d)	908	1,132	—	—	908	1,132	2,040	(175)	1969	05/19/16	21 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store	Cedar Springs, MI	(d)	191	348	—	—	191	348	539	(50)	1965	05/19/16	17 to 30 Years
C-Store	Burton, MI	(d)	336	1,323	—	—	336	1,323	1,659	(146)	1969	05/19/16	17 to 30 Years
C-Store	Cadillac, MI	(d)	370	404	—	—	370	404	774	(71)	1971	05/19/16	17 to 30 Years
C-Store	Swartz Creek, MI	(d)	213	460	—	—	213	460	673	(63)	1952	05/19/16	17 to 30 Years
C-Store	Grayling, MI	(d)	2,052	549	—	—	2,052	549	2,601	(167)	1988	05/19/16	17 to 30 Years
C-Store	Plainwell, MI	(d)	785	235	—	—	785	235	1,020	(92)	1998	05/19/16	17 to 30 Years
C-Store	Lansing, MI	(d)	336	168	—	—	336	168	504	(54)	1978	05/19/16	17 to 30 Years
C-Store	Menominee, MI	(d)	235	179	—	—	235	179	414	(41)	1966	05/19/16	17 to 30 Years
C-Store	Marquette, MI	(d)	404	146	—	—	404	146	550	(38)	1968	05/19/16	17 to 30 Years
C-Store	Scottville, MI	(d)	235	404	—	—	235	404	639	(67)	1959	05/19/16	17 to 30 Years
C-Store	Saginaw, MI	(d)	1,177	594	—	—	1,177	594	1,771	(133)	1989	05/19/16	17 to 30 Years
C-Store	Sault Ste Marie, MI	(d)	1,760	561	—	—	1,760	561	2,321	(150)	1993	05/19/16	17 to 30 Years
C-Store	Lansing, MI	(d)	269	179	—	—	269	179	448	(44)	1965	05/19/16	17 to 30 Years
C-Store	Merrillville, IN	(d)	303	247	—	—	303	247	550	(54)	1973	05/19/16	17 to 30 Years
C-Store	Stevensville, MI	(d)	482	191	—	—	482	191	673	(68)	1960	05/19/16	17 to 30 Years
C-Store	Charlotte, MI	(d)	224	157	—	—	224	157	381	(42)	1968	05/19/16	17 to 30 Years
C-Store	Franklin, IN	(d)	303	213	—	—	303	213	516	(47)	1969	05/19/16	17 to 30 Years
C-Store	Muncie, IN	(d)	448	135	—	—	448	135	583	(51)	1983	05/19/16	17 to 30 Years
C-Store	Freeland, MI	(d)	336	437	—	—	336	437	773	(72)	1962	05/19/16	17 to 30 Years
C-Store	Midland, MI	(d)	314	135	—	—	314	135	449	(42)	1960	05/19/16	17 to 30 Years
C-Store	Saginaw, MI	(d)	224	135	—	—	224	135	359	(35)	1960	05/19/16	17 to 30 Years
C-Store	Coldwater, MI	(d)	258	135	—	—	258	135	393	(37)	1960	05/19/16	17 to 30 Years
C-Store	Jackson, MI	(d)	247	179	—	—	247	179	426	(46)	1965	05/19/16	17 to 30 Years
C-Store	Midland, MI	(d)	191	67	—	—	191	67	258	(26)	1962	05/19/16	17 to 30 Years
C-Store	Hillsdale, MI	(d)	325	157	—	—	325	157	482	(41)	1968	05/19/16	17 to 30 Years
C-Store	Mason, MI	(d)	258	157	—	—	258	157	415	(44)	1971	05/19/16	17 to 30 Years
C-Store	Allegan, MI	(d)	392	224	—	—	392	224	616	(64)	1965	05/19/16	17 to 30 Years
C-Store	Connersville, IN	(d)	336	179	—	—	336	179	515	(41)	1993	05/19/16	17 to 30 Years
C-Store	Indianapolis, IN	(d)	426	191	—	—	426	191	617	(50)	1973	05/19/16	17 to 30 Years
C-Store	Monticello, IN	(d)	235	202	—	—	235	202	437	(46)	1970	05/19/16	17 to 30 Years
C-Store	Grand Rapids, MI	(d)	224	123	—	—	224	123	347	(28)	1957	05/19/16	17 to 30 Years
C-Store	Grand Haven, MI	(d)	661	628	—	—	661	628	1,289	(103)	1992	05/19/16	17 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store	Indianapolis, IN	(d)	325	157	—	—	325	157	482	(37)	1945	05/19/16	17 to 30 Years
C-Store	Indianapolis, IN	(d)	247	146	—	—	247	146	393	(33)	1972	05/19/16	17 to 30 Years
C-Store	Alpena, MI	(d)	392	336	—	—	392	336	728	(61)	1998	05/19/16	17 to 40 Years
C-Store	Alpena, MI	(d)	471	561	—	—	471	561	1,032	(79)	1999	05/19/16	17 to 40 Years
C-Store	Alma, MI	(d)	235	437	—	—	235	437	672	(62)	2006	05/19/16	17 to 30 Years
C-Store	Edmore, MI	(d)	729	774	—	—	729	774	1,503	(144)	1999	05/19/16	17 to 40 Years
C-Store	Ithaca, MI	(d)	538	381	—	—	538	381	919	(86)	1994	05/19/16	17 to 30 Years
C-Store	Saginaw, MI	(d)	359	191	—	—	359	191	550	(37)	1969	05/19/16	17 to 30 Years
C-Store	Traverse City, MI	(d)	482	179	—	—	482	179	661	(39)	1971	05/19/16	17 to 30 Years
C-Store	Norton Shores, MI	(d)	325	291	—	—	325	291	616	(64)	1962	05/19/16	17 to 30 Years
C-Store	Coopersville, MI	(d)	998	572	—	—	998	572	1,570	(116)	1968	05/19/16	17 to 30 Years
C-Store	Muskegon, MI	(d)	605	650	—	—	605	650	1,255	(107)	1959	05/19/16	17 to 30 Years
C-Store	Muskegon, MI	(d)	291	471	—	—	291	471	762	(78)	1964	05/19/16	17 to 30 Years
C-Store	Rushville, IN	(d)	179	112	—	—	179	112	291	(28)	1978	05/19/16	17 to 30 Years
C-Store	St Johns, MI	(d)	460	706	—	—	460	706	1,166	(115)	2011	05/19/16	17 to 30 Years
C-Store	Wyoming, MI	(d)	314	448	—	—	314	448	762	(62)	1958	05/19/16	17 to 30 Years
C-Store	Sherman Mills, ME	(d)	259	163	—	—	259	163	422	(91)	1974	06/28/12	15 to 20 Years
C-Store	Bangor, ME	(d)	327	141	—	—	327	141	468	(108)	1973	06/28/12	15 to 15 Years
C-Store	Calais, ME	(d)	187	213	—	—	187	213	400	(98)	1968	06/28/12	15 to 20 Years
C-Store	Brewer, ME	(d)	238	260	—	—	238	260	498	(106)	1967	06/28/12	15 to 25 Years
C-Store	Harrington, ME	(d)	331	459	—	—	331	459	790	(163)	1992	06/28/12	15 to 32 Years
C-Store	Lewiston, ME	(d)	460	341	—	—	460	341	801	(140)	1994	06/28/12	15 to 28 Years
C-Store	Rockland, ME	(d)	211	303	—	—	211	303	514	(97)	1984	06/28/12	15 to 28 Years
C-Store	Oakfield, ME	(d)	273	229	—	—	273	229	502	(113)	1993	06/28/12	15 to 25 Years
C-Store	Ashland, NH	(d)	398	157	—	—	398	157	555	(76)	1970	06/28/12	15 to 20 Years
C-Store	Berlin, NH	(d)	387	317	—	—	387	317	704	(140)	1991	06/28/12	15 to 22 Years
C-Store	Paris, ME	(d)	139	153	—	—	139	153	292	(80)	1954	06/28/12	15 to 17 Years
C-Store	Madison, ME	(d)	130	410	—	—	130	410	540	(128)	1988	06/28/12	15 to 25 Years
C-Store	Bartlett, NH	(d)	325	399	—	—	325	399	724	(122)	1998	06/28/12	15 to 32 Years
C-Store	Auburn, ME	(d)	371	444	—	—	371	444	815	(136)	1996	06/28/12	15 to 30 Years
C-Store	Auburn, ME	(d)	287	222	—	—	287	222	509	(97)	1968	06/28/12	15 to 20 Years
C-Store	South Portland, ME	(d)	661	194	—	—	661	194	855	(132)	1970	06/28/12	15 to 15 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store	Freeport, ME	(d)	503	343	—	—	503	343	846	(122)	1991	06/28/12	15 to 26 Years
C-Store	Sanford, ME	(d)	807	579	—	—	807	579	1,386	(176)	1997	06/28/12	15 to 28 Years
C-Store	Gorham, NH	(d)	723	358	—	—	723	358	1,081	(182)	1975	06/28/12	15 to 18 Years
C-Store	Manchester, ME	(d)	279	285	—	—	279	285	564	(127)	1990	06/28/12	15 to 20 Years
C-Store	Augusta, ME	(d)	318	322	—	—	318	322	640	(100)	1997	06/28/12	15 to 28 Years
C-Store	Concord, NH	(d)	260	330	—	—	260	330	590	(112)	1988	06/28/12	15 to 25 Years
C-Store	Newport, NH	(d)	519	581	—	—	519	581	1,100	(191)	1998	06/28/12	15 to 30 Years
C-Store	Yarmouth, ME	(d)	950	278	—	—	950	278	1,228	(132)	1990	01/24/14	14 to 40 Years
C-Store	Waldoboro, ME	(d)	1,450	834	—	—	1,450	834	2,284	(264)	1996	01/24/14	14 to 40 Years
C-Store	Wiscasset, ME	(d)	1,305	538	—	—	1,305	538	1,843	(270)	1992	01/24/14	14 to 30 Years
C-Store	South Portland, ME	(d)	448	593	—	—	448	593	1,041	(137)	1970	01/24/14	14 to 40 Years
C-Store	Hampden, ME	(d)	987	424	—	—	987	424	1,411	(234)	1997	01/24/14	14 to 30 Years
C-Store	Presque Isle, ME	(d)	708	390	—	—	708	390	1,098	(181)	1995	01/24/14	14 to 30 Years
C-Store	Bucksport, ME	(d)	1,203	587	—	—	1,203	587	1,790	(177)	1995	01/24/14	14 to 40 Years
C-Store	Belmont, NH	(d)	315	218	—	—	315	218	533	(76)	1969	01/24/14	14 to 30 Years
C-Store	Laconia, NH	(d)	411	770	—	—	411	770	1,181	(198)	1998	01/24/14	14 to 30 Years
C-Store	Raymond, NH	(d)	1,722	430	—	—	1,722	430	2,152	(269)	1986	01/24/14	14 to 20 Years
C-Store	Grandtham, NH	(d)	576	394	—	—	576	394	970	(135)	1989	01/24/14	14 to 30 Years
C-Store	Belmont, NH	(d)	524	879	—	—	524	879	1,403	(242)	2002	01/24/14	14 to 30 Years
C-Store	Keene, NH	(d)	553	289	—	—	553	289	842	(101)	1960	01/24/14	14 to 30 Years
C-Store	Barton, VT	(d)	307	609	—	—	307	609	916	(116)	1975	01/24/14	14 to 40 Years
C-Store	Youngstown, FL	(d)	1,449	1,763	—	33	1,449	1,796	3,245	(238)	1999	04/26/17	15 to 30 Years
C-Store	Murphy, NC	(a)	489	297	—	50	489	347	836	(145)	1965	05/08/13	8 to 19 Years
C-Store	Roebuck, SC	(a)	708	818	—	150	708	968	1,676	(371)	1992	01/01/14	8 to 29 Years
C-Store	Laurens, SC	(a)	504	622	1	116	505	738	1,243	(274)	1992	01/01/14	8 to 29 Years
C-Store	Asheville, NC	(a)	278	776	—	167	278	943	1,221	(277)	2000	01/01/14	8 to 29 Years
C-Store	Asheville, NC	(a)	247	497	—	86	247	583	830	(187)	1986	01/01/14	8 to 29 Years
C-Store	Honea Path, SC	(a)	1,269	1,134	(1)	174	1,268	1,308	2,576	(565)	1996	01/01/14	8 to 29 Years
C-Store	Inman, SC	(a)	2,183	897	—	163	2,183	1,060	3,243	(812)	1994	05/08/13	8 to 29 Years
C-Store	Summerville, SC	(a)	1,317	1,459	(151)	206	1,166	1,665	2,831	(475)	2001	05/08/13	8 to 29 Years
C-Store	Auburn, AL	(d)	2,188	945	—	85	2,188	1,030	3,218	(186)	2001	07/11/16	22 to 40 Years
C-Store	Montgomery, AL	(d)	648	228	—	—	648	228	876	(81)	1965	07/11/16	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store	Anniston, AL	(d)	490	210	—	—	490	210	700	(73)	1960	07/11/16	15 to 20 Years
C-Store	Lincoln, AL	(d)	1,785	1,312	—	2	1,785	1,314	3,099	(205)	2001	07/11/16	22 to 40 Years

C-Store	Lagrange, GA	(d)	1,033	368	—	—	1,033	368	1,401	(113)	1972	07/11/16	15 to 20 Years
C-Store	Panama City, FL	(d)	630	298	—	—	630	298	928	(87)	1951	07/11/16	15 to 20 Years
C-Store	Prattville, AL	(d)	1,978	735	—	—	1,978	735	2,713	(158)	1995	07/11/16	19 to 30 Years
C-Store	Greenville, AL	(d)	1,278	490	—	—	1,278	490	1,768	(149)	1991	07/11/16	19 to 30 Years
C-Store	Lanett, AL	(d)	788	350	—	—	788	350	1,138	(114)	1975	07/11/16	15 to 20 Years
C-Store	Sumiton, AL	(d)	1,138	420	—	—	1,138	420	1,558	(180)	1970	07/11/16	11 to 20 Years
C-Store	Ragland, AL	(d)	385	595	—	—	385	595	980	(79)	1986	07/11/16	15 to 30 Years
C-Store	Valley, AL	(d)	280	368	—	—	280	368	648	(69)	1955	07/11/16	15 to 20 Years
C-Store	Sylacauga, AL	(d)	560	438	—	—	560	438	998	(101)	1948	07/11/16	15 to 20 Years
C-Store	Springfield, MO	(d)	431	732	—	141	431	873	1,304	(116)	1988	03/31/16	18 to 30 Years
C-Store	Springfield, MO	(d)	562	1,007	—	47	562	1,054	1,616	(147)	1989	03/31/16	18 to 30 Years
C-Store	Marshfield, MO	(d)	615	811	—	32	615	843	1,458	(125)	1987	03/31/16	18 to 30 Years
C-Store	Springfield, MO	(d)	327	732	—	41	327	773	1,100	(102)	1987	03/31/16	18 to 30 Years
C-Store	Kansas City, MO	(d)	925	1,027	—	—	925	1,027	1,952	(212)	1996	11/18/14	15 to 30 Years
C-Store	Kearney, MO	(d)	529	925	—	—	529	925	1,454	(178)	2001	11/18/14	15 to 30 Years
C-Store	Cleveland, MO	(d)	701	894	—	—	701	894	1,595	(260)	1994	11/18/14	15 to 20 Years
C-Store	Lebo, KS	(d)	1,951	762	—	—	1,951	762	2,713	(283)	1976	11/18/14	15 to 20 Years
C-Store	Phoenix, AZ	(d)	2,243	4,243	—	—	2,243	4,243	6,486	(1,965)	2001	07/02/07	15 to 40 Years
C-Store	Scottsdale, AZ	(d)	4,416	2,384	—	—	4,416	2,384	6,800	(1,328)	2000	07/02/07	15 to 40 Years
C-Store	Cave Creek, AZ	(d)	2,711	2,201	—	—	2,711	2,201	4,912	(1,123)	1998	07/02/07	15 to 40 Years
C-Store	Scottsdale, AZ	(d)	2,765	2,196	—	—	2,765	2,196	4,961	(1,220)	1995	07/02/07	15 to 40 Years
C-Store	Scottsdale, AZ	(d)	5,123	2,683	—	—	5,123	2,683	7,806	(1,895)	1991	07/02/07	15 to 40 Years
C-Store	Scottsdale, AZ	(d)	3,437	2,373	—	—	3,437	2,373	5,810	(1,677)	1996	07/02/07	15 to 40 Years
C-Store	Fort Pierce, FL	(d)	1,064	1,659	—	—	1,064	1,659	2,723	(315)	1977	10/30/14	15 to 40 Years
C-Store	Fort Pierce, FL	(d)	681	1,404	—	—	681	1,404	2,085	(241)	1989	10/30/14	15 to 40 Years
C-Store	Okeechobee, FL	(d)	468	936	—	—	468	936	1,404	(168)	1976	10/30/14	15 to 40 Years
C-Store	Okeechobee, FL	(d)	808	1,191	—	—	808	1,191	1,999	(248)	1984	10/30/14	15 to 40 Years
C-Store	Okeechobee, FL	(d)	386	1,764	—	—	386	1,764	2,150	(247)	1975	10/30/14	15 to 40 Years
C-Store	Okeechobee, FL	(d)	558	1,024	—	—	558	1,024	1,582	(179)	1986	10/30/14	15 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store	Belle Glade, FL	(d)	978	1,184	—	—	978	1,184	2,162	(195)	1960	10/30/14	15 to 40 Years
C-Store	Jacksonville, FL	(d)	2,285	1,537	—	—	2,285	1,537	3,822	(431)	2010	10/28/15	15 to 40 Years
C-Store	Kissimmee, FL	(d)	2,115	1,602	—	—	2,115	1,602	3,717	(304)	2006	10/27/15	15 to 40 Years
C-Store	Orlando, FL	(d)	1,397	1,028	—	—	1,397	1,028	2,425	(298)	1990	10/29/15	15 to 30 Years
C-Store	Belle Isle, FL	(d)	908	738	—	—	908	738	1,646	(181)	1996	10/27/15	15 to 30 Years
C-Store	Apopka, FL	(d)	1,357	748	—	—	1,357	748	2,105	(269)	1997	10/28/15	15 to 30 Years
C-Store	Narberth, PA	(d)	1,812	3,163	—	—	1,812	3,163	4,975	(494)	2006	07/17/13	8 to 46 Years
C-Store	Hockessin, DE	(d)	1,921	2,477	—	—	1,921	2,477	4,398	(549)	2001	07/17/13	8 to 46 Years
C-Store	Manahawkin, NJ	(d)	3,258	1,954	—	—	3,258	1,954	5,212	(930)	2001	07/17/13	8 to 46 Years
C-Store	Mountain Home, AR	(d)	224	493	—	90	224	583	807	(60)	1991	09/30/16	12 to 40 Years
C-Store	Harrison, AR	(d)	2,309	2,040	—	—	2,309	2,040	4,349	(490)	1996	09/30/16	11 to 30 Years
C-Store	Harrison, AR	(d)	235	202	—	123	235	325	560	(41)	1971	09/30/16	17 to 30 Years
C-Store	Yellville, AR	(d)	269	740	—	87	269	827	1,096	(96)	1984	09/30/16	13 to 30 Years
C-Store	Harrison, AR	(d)	224	717	—	60	224	777	1,001	(83)	1980	09/30/16	12 to 30 Years
C-Store	Huntsville, AR	(d)	359	504	—	65	359	569	928	(73)	2003	09/30/16	15 to 40 Years
C-Store	Kimberling City, MO	(d)	173	474	—	98	173	572	745	(38)	1950	03/23/17	15 to 30 Years
C-Store	Lead Hill, AR	(d)	258	1,054	—	78	258	1,132	1,390	(108)	1974	09/30/16	15 to 30 Years
C-Store	Harrison, AR	(d)	673	471	—	73	673	544	1,217	(72)	1985	09/30/16	14 to 30 Years
C-Store	Branson, MO	(d)	1,781	2,864	—	80	1,781	2,944	4,725	(296)	1992	03/23/17	15 to 30 Years
C-Store	Branson, MO	(d)	605	818	—	7	605	825	1,430	(119)	1993	09/30/16	15 to 30 Years
C-Store	Fayetteville, AR	(d)	986	897	—	128	986	1,025	2,011	(140)	1996	09/30/16	15 to 30 Years
C-Store	Harrison, AR	(d)	392	336	—	161	392	497	889	(76)	1982	09/30/16	12 to 30 Years
C-Store	Branson, MO	(d)	1,177	1,199	—	53	1,177	1,252	2,429	(181)	1999	09/30/16	12 to 40 Years
C-Store	Ridgedale, MO	(d)	1,199	1,177	—	58	1,199	1,235	2,434	(184)	1995	09/30/16	13 to 30 Years
C-Store	Neosho, MO	(d)	504	628	—	43	504	671	1,175	(88)	2002	09/30/16	14 to 40 Years
C-Store	Bergman, AR	(d)	404	549	—	—	404	549	953	(81)	1996	09/30/16	14 to 40 Years
C-Store	Harrison, AR	(d)	594	482	—	66	594	548	1,142	(70)	1981	09/30/16	16 to 40 Years
C-Store	Berryville, AR	(d)	314	381	—	—	314	381	695	(56)	1996	09/30/16	14 to 40 Years
C-Store	Fayetteville, AR	(d)	1,760	953	—	80	1,760	1,033	2,793	(131)	1996	09/30/16	16 to 40 Years
C-Store	Springdale, AR	(d)	2,119	1,401	—	157	2,119	1,558	3,677	(223)	2010	09/30/16	17 to 40 Years
C-Store	Clinton, MO	(d)	291	404	—	—	291	404	695	(59)	1960	09/30/16	15 to 30 Years
C-Store	Butler, MO	(d)	919	1,076	—	113	919	1,189	2,108	(179)	1996	09/30/16	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

C-Store	Forsyth, MO	(d)	370	572	—	—	370	572	942	(83)	1950	09/30/16	14 to 30 Years
C-Store	Joplin, MO	(d)	352	434	—	28	352	462	814	(39)	2008	05/05/17	15 to 40 Years
C-Store	Richland, MO	(d)	2,657	1,181	—	—	2,657	1,181	3,838	(360)	1984	05/05/17	10 to 20 Years
C-Store	Holiday Island, AR	(d)	222	357	—	—	222	357	579	(42)	2000	05/05/17	10 to 30 Years
C-Store	Kissimmee, FL	(d)	759	1,061	—	13	759	1,074	1,833	(350)	2005	12/19/13	15 to 30 Years
C-Store	Apopka, FL	(d)	477	389	—	—	477	389	866	(126)	1989	12/19/13	15 to 30 Years
C-Store	Orlando, FL	(d)	1,167	982	—	—	1,167	982	2,149	(352)	2001	12/19/13	15 to 30 Years
C-Store	Orlando, FL	(d)	1,080	798	—	—	1,080	798	1,878	(263)	2001	12/19/13	15 to 30 Years
C-Store	Orlando, FL	(d)	1,303	496	—	—	1,303	496	1,799	(222)	1994	12/19/13	15 to 30 Years
C-Store	Orlando, FL	(d)	973	350	—	—	973	350	1,323	(198)	1991	12/19/13	15 to 30 Years
C-Store	Orlando, FL	(d)	1,128	496	—	—	1,128	496	1,624	(232)	1995	12/19/13	15 to 30 Years
C-Store	Oakland, FL	(d)	1,303	1,109	—	—	1,303	1,109	2,412	(441)	2002	12/19/13	15 to 30 Years
C-Store	Orlando, FL	(d)	1,644	1,829	—	—	1,644	1,829	3,473	(439)	2000	12/19/13	15 to 40 Years
C-Store	Oviedo, FL	(d)	973	798	—	—	973	798	1,771	(292)	1995	12/19/13	15 to 30 Years
CVS	Alpharetta, GA	(c)	968	2,614	—	—	968	2,614	3,582	(475)	1998	07/17/13	5 to 40 Years
CVS	Richland Hills, TX	(c)	997	2,951	—	—	997	2,951	3,948	(500)	1997	07/17/13	4 to 40 Years
CVS	Portsmouth, OH	(d)	354	1,953	(276)	(1,514)	78	439	517	(20)	1997	07/17/13	0 to 33 Years
CVS	Madison, MS	(d)	745	3,323	—	—	745	3,323	4,068	(567)	2004	07/17/13	11 to 40 Years
CVS	Okeechobee, FL	(d)	674	5,088	—	—	674	5,088	5,762	(1,048)	2001	07/17/13	9 to 30 Years
CVS	Orlando, FL	(d)	781	3,799	—	—	781	3,799	4,580	(792)	2005	07/17/13	10 to 30 Years
CVS	Gulfport, MS	(d)	441	4,208	—	—	441	4,208	4,649	(661)	2000	07/17/13	12 to 40 Years
CVS	Clinton, NY	(d)	1,050	2,090	—	—	1,050	2,090	3,140	(427)	2005	07/17/13	11 to 42 Years
CVS	Glenville Scotia, NY	(d)	1,314	3,964	—	—	1,314	3,964	5,278	(684)	2006	07/17/13	12 to 43 Years
CVS	St. John, MO	(d)	1,733	3,095	91	365	1,824	3,460	5,284	(1,041)	1996	07/17/13	1 to 43 Years
CVS	Florence, SC	(d)	744	2,070	—	—	744	2,070	2,814	(375)	1998	07/17/13	5 to 39 Years
CVS	Del City, OK	(d)	1,027	3,428	—	—	1,027	3,428	4,455	—	1998	07/17/13	33 to 33 Years
CVS	Amarillo, TX	(d)	916	2,747	—	—	916	2,747	3,663	(549)	1994	07/17/13	20 to 20 Years
CVS	Indianapolis, IN	(c)	860	2,754	—	—	860	2,754	3,614	(520)	1998	07/17/13	10 to 40 Years
CVS	Onley, VA	(d)	2,530	2,296	—	—	2,530	2,296	4,826	(491)	2007	07/17/13	12 to 43 Years
CVS	Columbia, TN	(d)	842	1,864	—	—	842	1,864	2,706	(372)	1997	07/17/13	4 to 37 Years
CVS	Hamilton, OH	(d)	738	2,429	—	—	738	2,429	3,167	(457)	1998	07/17/13	5 to 39 Years
CVS	Mechanicville, NY	(d)	654	3,120	—	—	654	3,120	3,774	(538)	1997	07/17/13	4 to 38 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

CVS	Atlanta, GA	(c)	1,316	2,266	—	—	1,316	2,266	3,582	(438)	2006	07/17/13	14 to 42 Years
CVS	Carrolton, TX	(d)	945	1,967	—	—	945	1,967	2,912	(346)	1995	07/17/13	1 to 39 Years
CVS	Kissimmee, FL	(d)	1,508	2,153	—	—	1,508	2,153	3,661	(423)	1995	07/17/13	2 to 40 Years
CVS	Lake Worth, TX	(d)	1,044	1,817	—	—	1,044	1,817	2,861	(446)	1996	07/17/13	2 to 30 Years
CVS	Richardson, TX	(c)	803	2,575	—	—	803	2,575	3,378	(429)	1996	07/17/13	3 to 40 Years
CVS	River Oaks, TX	(c)	829	2,871	—	—	829	2,871	3,700	(521)	1996	07/17/13	3 to 40 Years
CVS	The Colony, TX	(d)	1,028	1,769	—	—	1,028	1,769	2,797	(319)	1996	07/17/13	1 to 40 Years
CVS	Wichita Falls, TX	(d)	503	2,530	—	—	503	2,530	3,033	(448)	1995	07/17/13	2 to 40 Years
CVS	Wichita Falls, TX	(d)	528	2,022	—	—	528	2,022	2,550	(345)	1995	07/17/13	1 to 40 Years
CVS	Maynard, MA	(d)	1,683	3,984	—	—	1,683	3,984	5,667	(607)	2004	07/17/13	14 to 42 Years
CVS	Myrtle Beach, SC	(d)	828	4,024	—	—	828	4,024	4,852	(657)	2004	07/17/13	12 to 42 Years
CVS	Waynesville, NC	(d)	1,495	2,365	—	—	1,495	2,365	3,860	(426)	2005	07/17/13	12 to 42 Years
CVS	Indianapolis, IN	(c)	733	2,882	—	—	733	2,882	3,615	(528)	1997	07/17/13	10 to 38 Years
CVS	Lincoln, IL	(c)	444	3,043	—	—	444	3,043	3,487	(529)	2007	07/17/13	11 to 43 Years

CVS	Azle, TX	(c)	1,213	3,504	—	—	1,213	3,504	4,717	(538)	2008	07/17/13	15 to 43 Years
CVS	New Cumberland, PA	(c)	794	2,663	—	—	794	2,663	3,457	(462)	2007	07/17/13	12 to 43 Years
Dairy Queen	Palmer, AK	(d)	510	1,350	—	90	510	1,440	1,950	(119)	2000	02/16/17	10 to 30 Years
Dairy Queen	Anchorage, AK	(d)	1,150	1,262	—	—	1,150	1,262	2,412	(81)	2007	02/16/17	15 to 40 Years
Dairy Queen	Anchorage, AK	(d)	333	461	—	—	333	461	794	(31)	2010	02/16/17	10 to 40 Years
Dairy Queen	Wasilla, AK	(d)	577	1,260	—	—	577	1,260	1,837	(170)	1984	02/16/17	5 to 20 Years
Dave & Buster's	Addison, IL	(d)	4,690	6,692	—	—	4,690	6,692	11,382	(2,565)	1995	07/17/13	7 to 24 Years
Dave & Buster's	Tucson, AZ	(d)	2,874	5,655	—	43	2,874	5,698	8,572	(341)	2017	03/31/17	15 to 50 Years
Dave & Buster's	Westlake, OH	(d)	2,856	1	—	44	2,856	45	2,901	(7)	2016	05/18/17	10 to 10 Years
David's Bridal	Lenexa, KS	(d)	919	2,476	—	—	919	2,476	3,395	(425)	2005	07/17/13	2 to 47 Years
Davis-Standard	Pawcatuck, CT	(d)	2,736	9,218	—	36	2,736	9,254	11,990	(830)	1969	10/27/16	7 to 40 Years
Davis-Standard	Fulton, NY	(d)	445	6,113	—	35	445	6,148	6,593	(441)	1983	10/27/16	5 to 40 Years
Defined Fitness	Albuquerque, NM	(d)	1,914	3,724	—	—	1,914	3,724	5,638	(535)	1995	04/23/15	15 to 30 Years
Defined Fitness	Rio Rancho, NM	(d)	1,448	2,172	—	—	1,448	2,172	3,620	(333)	1997	04/23/15	15 to 30 Years
Defined Fitness	Albuquerque, NM	(d)	2,391	4,008	—	—	2,391	4,008	6,399	(594)	2001	04/23/15	15 to 30 Years
Defined Fitness	Albuquerque, NM	(d)	4,732	6,845	—	—	4,732	6,845	11,577	(867)	1972	04/23/15	15 to 40 Years
Defined Fitness	Farmington, NM	(d)	2,242	6,696	—	—	2,242	6,696	8,938	(750)	1999	04/23/15	15 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Denny's	Benson, AZ	(d)	313	336	—	—	313	336	649	(93)	1996	03/20/15	15 to 20 Years
Dollar General	Crossville, TN	(d)	1,041	1,871	—	—	1,041	1,871	2,912	(478)	2006	07/17/13	7 to 40 Years
Dollar General	Ardmore, TN	(d)	950	1,847	—	—	950	1,847	2,797	(481)	2005	07/17/13	8 to 40 Years
Dollar General	Livingston, TN	(d)	1,073	1,889	—	—	1,073	1,889	2,962	(528)	2006	07/17/13	7 to 40 Years
Dollar General	Wetumpka, AL	(c)	303	784	—	—	303	784	1,087	(140)	2011	09/17/13	12 to 40 Years
Dollar General	Orrville, AL	(c)	192	826	—	—	192	826	1,018	(153)	2011	09/17/13	12 to 40 Years
Dollar General	Rehobeth, AL	(c)	259	774	—	—	259	774	1,033	(132)	2011	09/17/13	12 to 40 Years
Dollar General	Tallassee, AL	(c)	141	895	—	—	141	895	1,036	(141)	2011	09/17/13	12 to 40 Years
Dollar General	Jasper, AL	(c)	365	1,052	—	—	365	1,052	1,417	(178)	2011	09/17/13	12 to 40 Years
Dollar General	Cowarts, AL	(c)	396	836	—	—	396	836	1,232	(144)	2011	09/17/13	12 to 40 Years
Dollar General	Centre, AL	(c)	233	767	—	—	233	767	1,000	(134)	2011	09/17/13	12 to 40 Years
Dollar General	Crossville, TN	(c)	264	849	—	—	264	849	1,113	(146)	2011	09/17/13	12 to 40 Years
Dollar General	Eastaboga, AL	(c)	223	937	—	—	223	937	1,160	(157)	2011	09/17/13	12 to 40 Years
Dollar General	Enterprise, AL	(c)	255	803	—	—	255	803	1,058	(136)	2011	09/17/13	12 to 40 Years
Dollar General	Tornillo, TX	(c)	255	818	—	—	255	818	1,073	(156)	2012	10/29/13	13 to 40 Years
Dollar General	Crystal City, TX	(c)	295	939	—	—	295	939	1,234	(151)	2012	10/29/13	13 to 40 Years
Dollar General	Temple, TX	(c)	414	897	—	—	414	897	1,311	(159)	2012	10/29/13	13 to 40 Years
Dollar General	Fruita, CO	(c)	255	1,025	—	—	255	1,025	1,280	(173)	2012	10/29/13	13 to 40 Years
Dollar General	De Soto, KS	(c)	301	1,049	—	—	301	1,049	1,350	(200)	2012	10/29/13	13 to 40 Years
Dollar General	La Cygne, KS	(c)	120	833	—	—	120	833	953	(140)	2012	10/29/13	13 to 40 Years
Dollar General	Topeka, KS	(c)	313	882	—	—	313	882	1,195	(161)	2012	10/29/13	13 to 40 Years
Dollar General	Emporia, KS	(c)	292	1,176	—	—	292	1,176	1,468	(202)	2012	10/29/13	13 to 40 Years
Dollar General	Hill City, KS	(c)	243	815	—	—	243	815	1,058	(159)	2012	10/29/13	13 to 40 Years
Dollar General	Pagosa Springs, CO	(c)	253	1,031	—	—	253	1,031	1,284	(166)	2012	10/29/13	13 to 40 Years
Dollar General	Silt, CO	(c)	334	894	—	—	334	894	1,228	(145)	2012	10/29/13	13 to 40 Years
Dollar General	Gore, OK	(c)	182	924	—	—	182	924	1,106	(159)	2012	10/29/13	13 to 40 Years
Dollar General	Stigler, OK	(c)	610	809	—	—	610	809	1,419	(162)	2012	10/29/13	13 to 40 Years
Dollar General	Okay, OK	(c)	200	901	—	—	200	901	1,101	(152)	2012	10/29/13	13 to 40 Years
Dollar General	Hobart, OK	(c)	230	910	—	—	230	910	1,140	(161)	2012	10/29/13	13 to 40 Years
Dollar General	Atoka, OK	(c)	466	1,304	—	—	466	1,304	1,770	(212)	2012	10/29/13	13 to 40 Years
Dollar General	Claremore, OK	(c)	243	928	—	—	243	928	1,171	(149)	2012	10/29/13	13 to 40 Years
Dollar General	Adair, OK	(c)	264	855	—	—	264	855	1,119	(144)	2012	10/29/13	13 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Dollar General	Altus, OK	(c)	315	918	—	—	315	918	1,233	(148)	2012	10/29/13	13 to 40 Years
Dollar General	Ketchum, OK	(c)	297	760	—	—	297	760	1,057	(156)	2012	10/29/13	13 to 40 Years
Dollar General	Spiro, OK	(c)	263	1,099	—	—	263	1,099	1,362	(204)	2012	10/29/13	13 to 40 Years
Dollar General	Walters, OK	(c)	173	1,042	—	—	173	1,042	1,215	(172)	2012	10/29/13	13 to 40 Years
Dollar General	Sand Springs, OK	(c)	396	1,039	—	—	396	1,039	1,435	(178)	2012	10/29/13	13 to 40 Years
Dollar General	Ord, NE	(c)	222	1,010	—	—	222	1,010	1,232	(174)	2012	10/29/13	13 to 40 Years
Dollar General	Las Cruces, NM	(c)	452	900	—	—	452	900	1,352	(170)	2012	10/29/13	13 to 40 Years
Dollar General	Hobbs, NM	(c)	405	949	—	—	405	949	1,354	(184)	2012	10/29/13	13 to 40 Years
Dollar General	Western Grove, AR	(d)	391	595	—	—	391	595	986	(122)	2014	12/15/14	14 to 40 Years
Dollar General	Quinton, OK	(d)	245	683	—	—	245	683	928	(102)	2014	12/15/14	14 to 40 Years
Dollar General	Alpena, AR	(d)	359	600	—	—	359	600	959	(120)	2014	12/15/14	14 to 40 Years
Dollar General	Keota, OK	(d)	215	687	—	—	215	687	902	(108)	2014	12/15/14	14 to 40 Years
Dollar General	Cameron, OK	(d)	312	710	—	—	312	710	1,022	(102)	2014	12/15/14	14 to 40 Years
Dollar General	Center Ridge, AR	(d)	313	595	—	—	313	595	908	(120)	2014	12/15/14	14 to 40 Years
Dollar General	Byng, OK	(b)	205	646	—	—	205	646	851	(87)	2015	07/14/15	14 to 40 Years
Dollar General	La Plata, MO	(d)	283	653	—	—	283	653	936	(112)	2014	04/27/15	14 to 40 Years
Dollar General	Birch Tree, MO	(d)	252	659	—	—	252	659	911	(117)	2014	03/31/15	14 to 40 Years
Dollar General	Pineville, MO	(d)	253	699	—	—	253	699	952	(124)	2014	03/31/15	14 to 40 Years
Dollar General	Aztec, NM	(d)	548	623	—	—	548	623	1,171	(114)	2014	03/31/15	14 to 40 Years
Dollar General	Creal Springs, IL	(d)	261	653	—	—	261	653	914	(112)	2014	04/27/15	14 to 40 Years
Dollar General	Lakeview, IA	(d)	251	568	—	—	251	568	819	(92)	2015	04/27/15	14 to 40 Years
Dollar General	Pleasant Hope, MO	(d)	263	650	—	—	263	650	913	(107)	2014	05/14/15	14 to 40 Years
Dollar General	Los Lunas, NM	(d)	281	740	—	—	281	740	1,021	(126)	2015	05/14/15	14 to 40 Years
Dollar General	Bloomfield, NM	(d)	409	663	—	—	409	663	1,072	(102)	2015	05/14/15	14 to 40 Years
Dollar General	Drexel, MO	(d)	184	727	—	—	184	727	911	(107)	2015	05/14/15	14 to 40 Years
Dollar General	Bentonia, MS	(b)	227	745	—	—	227	745	972	(100)	2014	06/22/15	13 to 40 Years
Dollar General	Maben, MS	(d)	263	734	—	—	263	734	997	(106)	2014	09/24/15	13 to 40 Years
Dollar Tree	Portsmouth, OH	(c)	219	2,049	(165)	(1,330)	54	719	773	(27)	1997	07/17/13	0 to 34 Years
Dollar Tree	Alliance, OH	(d)	556	1,317	(423)	(810)	133	507	640	(66)	1996	07/17/13	0 to 27 Years
DOW Emergency	Livingston, TX	(d)	1,505	7,616	—	1,032	1,505	8,648	10,153	(599)	2014	03/30/16	16 to 40 Years
Drive Time	Independence, MO	(d)	1,058	1,297	—	—	1,058	1,297	2,355	(629)	1968	11/25/14	4 to 15 Years
Drive Time	Gladstone, MO	(d)	1,100	774	—	—	1,100	774	1,874	(190)	2005	03/11/15	4 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Duluth Trading Co.	Greensboro, NC	(c)	2,776	3,990	—	—	2,776	3,990	6,766	(699)	2007	07/17/13	10 to 47 Years
Emagine Theaters	Lakeville, MN	(d)	2,843	2,843	(419)	3,070	2,424	5,913	8,337	(591)	1998	07/29/16	7 to 30 Years

Emagine Theaters	Rogers, MN	(d)	2,337	2,384	—	1,983	2,337	4,367	6,704	(526)	2006	07/29/16	5 to 30 Years
Emagine Theaters	White Bear Township, MN	(d)	2,773	5,476	—	4,164	2,773	9,640	12,413	(889)	1995	07/29/16	5 to 20 Years
Emagine Theaters	Monticello, MN	(d)	1,161	3,155	—	1,479	1,161	4,634	5,795	(464)	2004	07/29/16	7 to 30 Years
Emagine Theaters	Plymouth, MN	(d)	2,516	4,089	—	2,450	2,516	6,539	9,055	(571)	1988	07/29/16	4 to 30 Years
Emagine Theaters	Waconia, MN	(d)	249	1,464	—	1,731	249	3,195	3,444	(180)	1989	07/29/16	6 to 20 Years
Emagine Theaters	East Bethel, MN	(d)	545	1,768	—	2,160	545	3,928	4,473	(327)	1990	07/29/16	5 to 20 Years
Emagine Theaters	Delano, MN	(d)	397	1,052	—	—	397	1,052	1,449	(209)	1984	07/29/16	3 to 20 Years
Exceptional Emergency Center	Garland, TX	(d)	1,256	4,516	—	—	1,256	4,516	5,772	(319)	2016	03/30/16	17 to 50 Years
Exceptional Emergency Center	Harlingen, TX	(d)	1,734	520	—	5,616	1,734	6,136	7,870	(246)	2016	12/01/16	49 to 50 Years
Family Dollar Stores	Mesa, AZ	(d)	734	2	102	630	836	632	1,468	(85)	1955	11/13/14	10 to 50 Years
Family Dollar Stores	Kincheloe, MI	(d)	317	626	—	—	317	626	943	(115)	2014	03/20/15	14 to 40 Years
Family Dollar Stores	Mansfield, OH	(d)	288	825	—	—	288	825	1,113	(113)	2014	04/28/15	9 to 40 Years
Family Dollar Stores	Des Moines, IA	(d)	354	807	—	—	354	807	1,161	(130)	2014	03/20/15	8 to 40 Years
Family Dollar Stores	Otter Tail, MN	(d)	338	791	—	—	338	791	1,129	(112)	2014	03/20/15	14 to 40 Years
Family Dollar Stores	Evart, MI	(d)	306	703	—	—	306	703	1,009	(109)	2014	03/20/15	14 to 40 Years
Family Dollar Stores	Anderson, IN	(d)	359	781	—	—	359	781	1,140	(117)	2015	03/20/15	14 to 40 Years
Family Dollar Stores	Bulls Gap, TN	(d)	466	762	—	—	466	762	1,228	(117)	2014	03/20/15	14 to 40 Years
Family Dollar Stores	Duluth, MN	(d)	422	869	—	—	422	869	1,291	(130)	2015	05/12/15	9 to 40 Years
Family Fare Supermarket	Omaha, NE	(d)	2,198	3,328	—	—	2,198	3,328	5,526	(1,119)	1982	12/17/13	4 to 20 Years
Family Medical Center	Jacksonville, FL	(d)	815	1,606	—	—	815	1,606	2,421	(313)	1977	08/18/14	6 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Family Medical Center	Middleburg, FL	(d)	521	2,589	—	65	521	2,654	3,175	(515)	1988	08/18/14	7 to 30 Years
Fazoli's	Blue Springs, MO	(d)	688	119	101	(119)	789	—	789	—	(f)	08/27/09	(f)
FedEx	Peoria, IL	(d)	953	1,917	—	172	953	2,089	3,042	(628)	1996	07/17/13	3 to 30 Years
FedEx	Huntsville, AL	(c)	5,115	6,701	—	—	5,115	6,701	11,816	(2,517)	2008	07/17/13	10 to 38 Years
FedEx	Baton Rouge, LA	(c)	2,898	8,024	—	—	2,898	8,024	10,922	(1,678)	2008	07/17/13	9 to 43 Years
FedEx	Oak Park, MI	(d)	16,713	19,718	—	38	16,713	19,756	36,469	(1,525)	2016	06/26/17	14 to 40 Years
Ferguson Enterprises	Shallotte, NC	(c)	705	1,794	—	—	705	1,794	2,499	(523)	2006	07/17/13	10 to 30 Years
Ferguson Enterprises	Salisbury, MD	(d)	4,210	6,613	—	—	4,210	6,613	10,823	(2,645)	2007	07/17/13	10 to 27 Years
Ferguson Enterprises	Powhatan, VA	(d)	4,342	2,963	—	—	4,342	2,963	7,305	(1,998)	2007	07/17/13	10 to 31 Years
Ferguson Enterprises	Ocala, FL	(d)	2,260	4,709	—	—	2,260	4,709	6,969	(1,323)	2006	07/17/13	8 to 46 Years
Ferguson Enterprises	Front Royal, VA	(c)	7,257	35,711	—	—	7,257	35,711	42,968	(9,415)	2007	07/17/13	9 to 34 Years
Ferguson Enterprises	Cohasset, MN	(c)	334	1,134	—	—	334	1,134	1,468	(374)	2007	07/17/13	10 to 26 Years
Ferguson Enterprises	Auburn, AL	(c)	884	1,530	—	—	884	1,530	2,414	(435)	2007	07/17/13	10 to 32 Years
Flying J Travel Plaza	Saint Augustine, FL	(a)	9,556	2,543	—	—	9,556	2,543	12,099	(3,413)	2005	07/01/05	13 to 40 Years
Flying J Travel Plaza	Spiceland, IN	(a)	9,649	3,063	—	—	9,649	3,063	12,712	(4,275)	2005	07/01/05	13 to 40 Years
Flying J Travel Plaza	Catlettsburg, KY	(a)	9,344	3,989	—	—	9,344	3,989	13,333	(4,905)	2001	07/01/05	13 to 40 Years
Food City	Blairsville, GA	(d)	1,652	3,102	—	—	1,652	3,102	4,754	(675)	2001	09/30/14	10 to 30 Years
Food City	Chattanooga, TN	(d)	1,817	5,281	—	—	1,817	5,281	7,098	(992)	1969	09/30/14	10 to 30 Years
Food City	Dayton, TN	(d)	1,122	6,767	—	—	1,122	6,767	7,889	(967)	1999	09/30/14	10 to 40 Years
Fox and Hound	Richmond, VA	(d)	993	922	—	—	993	922	1,915	(210)	2003	03/20/15	13 to 20 Years
Fox Rehabilitation Services	Cherry Hill, NJ	(d)	4,078	6,076	—	—	4,078	6,076	10,154	(693)	1998	11/23/16	9 to 30 Years
Fresenius Medical Care	Elizabethton, TN	(d)	482	1,139	—	—	482	1,139	1,621	(254)	2008	08/18/14	6 to 30 Years
Fresenius Medical Care	Fairlea, WV	(d)	298	1,280	—	—	298	1,280	1,578	(255)	2009	08/18/14	10 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Gardner School	Nashville, TN	(d)	2,461	1,427	—	—	2,461	1,427	3,888	(190)	1976	03/27/15	15 to 40 Years
Georgia Theatre	Danville, VA	(d)	1,349	6,406	—	—	1,349	6,406	7,755	(819)	2002	12/30/14	15 to 40 Years
Georgia Theatre	Hinesville, GA	(d)	2,049	5,216	—	—	2,049	5,216	7,265	(684)	2001	12/30/14	15 to 40 Years
Georgia Theatre	Valdosta, GA	(d)	3,038	13,801	—	—	3,038	13,801	16,839	(1,633)	2001	12/30/14	15 to 40 Years
Georgia Theatre	Warner Robins, GA	(d)	2,598	8,324	—	—	2,598	8,324	10,922	(1,062)	2010	12/30/14	15 to 40 Years
Golden Chick	Weatherford, TX	(d)	260	886	—	21	260	907	1,167	(95)	2015	07/28/16	18 to 30 Years

Golden Corral	Albuquerque, NM	(b)	1,473	2,947	—	—	1,473	2,947	4,420	(904)	2011	07/17/13	10 to 33 Years
Golden Corral	Decatur, AL	(b)	1,157	1,725	—	—	1,157	1,725	2,882	(478)	2004	07/17/13	10 to 30 Years
Golden Corral	Florence, AL	(b)	794	1,742	—	—	794	1,742	2,536	(462)	1995	07/17/13	8 to 27 Years
Gold's Gym	O'Fallon, IL	(d)	2,243	5,002	—	—	2,243	5,002	7,245	(1,081)	2005	07/17/13	6 to 37 Years
Gold's Gym	O' Fallon, MO	(d)	1,669	6,054	—	—	1,669	6,054	7,723	(1,220)	2007	07/17/13	9 to 34 Years
Gold's Gym	St. Peters, MO	(d)	1,814	5,810	—	—	1,814	5,810	7,624	(1,312)	2007	07/17/13	9 to 34 Years
Gordmans	Peoria, IL	(d)	2,407	5,452	(1,490)	(3,404)	917	2,048	2,965	(137)	2006	07/17/13	2 to 36 Years
H&E Equipment Services	Corpus Christi, TX	(d)	1,790	1,267	—	—	1,790	1,267	3,057	(492)	2014	09/30/14	11 to 30 Years
Hardee's	Johnson City, TN	(b)	718	450	—	—	718	450	1,168	(247)	1983	12/21/12	15 to 20 Years
Hardee's	Buckhannon, WV	(b)	438	529	—	—	438	529	967	(212)	1978	12/21/12	15 to 20 Years
Hardee's	Bristol, VA	(b)	369	564	—	—	369	564	933	(228)	1991	12/21/12	15 to 20 Years
Hardee's	Mount Carmel, TN	(b)	499	536	—	—	499	536	1,035	(195)	1988	12/21/12	15 to 30 Years
Hardee's	Waynesburg, PA	(b)	323	918	—	—	323	918	1,241	(265)	1982	12/21/12	15 to 30 Years
Hardee's	Bristol, VA	(b)	492	366	—	—	492	366	858	(203)	1982	12/21/12	15 to 20 Years
Hardee's	Rogersville, TN	(b)	384	964	—	—	384	964	1,348	(274)	1986	12/21/12	15 to 30 Years
Hardee's	South Charleston, WV	(b)	524	541	—	—	524	541	1,065	(201)	1993	12/21/12	15 to 20 Years
Hardee's	So. Parkersburg, WV	(b)	383	404	—	—	383	404	787	(166)	1986	12/21/12	15 to 20 Years
Hardee's	Weston, WV	(b)	158	695	—	—	158	695	853	(178)	1981	12/21/12	15 to 30 Years
Hardee's	Kingwood, WV	(b)	618	677	—	—	618	677	1,295	(275)	1979	12/21/12	15 to 20 Years
Hardee's	Kingsport, TN	(b)	384	877	—	—	384	877	1,261	(252)	1992	12/21/12	15 to 30 Years
Hardee's	Bristol, TN	(b)	474	282	—	—	474	282	756	(214)	1985	12/21/12	10 to 15 Years
Hardee's	Elizabethton, TN	(b)	735	278	—	—	735	278	1,013	(152)	1971	12/21/12	15 to 20 Years
Hardee's	Jonesborough, TN	(b)	576	329	—	—	576	329	905	(163)	1987	12/21/12	15 to 20 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Hardee's	Parkersburg, WV	(b)	457	309	—	—	457	309	766	(245)	1999	12/21/12	10 to 15 Years
Hardee's	Philippi, WV	(b)	405	232	—	—	405	232	637	(200)	1986	12/21/12	10 to 15 Years
Hardee's	Normal, IL	(b)	394	240	—	—	394	240	634	(183)	1980	12/21/12	10 to 15 Years
Hardee's	Peoria, IL	(b)	383	270	—	—	383	270	653	(211)	1980	12/21/12	10 to 15 Years
Hardee's	Peoria, IL	(b)	282	435	—	—	282	435	717	(184)	1980	12/21/12	15 to 20 Years
Hardee's	Havana, IL	(b)	439	297	—	—	439	297	736	(276)	1980	12/21/12	10 to 15 Years
Hardee's	Eureka, IL	(b)	307	338	—	—	307	338	645	(286)	1980	12/21/12	10 to 15 Years
Hardee's	Fort Madison, IA	(b)	191	620	—	—	191	620	811	(172)	1980	12/21/12	15 to 30 Years
Hardee's	Washington, IL	(b)	264	460	—	—	264	460	724	(191)	1980	12/21/12	15 to 20 Years
Hardee's	Bartonville, IL	(b)	410	856	—	—	410	856	1,266	(268)	1980	12/21/12	15 to 30 Years
Hartford Provision Company	South Windsor, CT	(d)	1,590	6,774	—	540	1,590	7,314	8,904	(1,416)	1982	05/05/15	7 to 20 Years
Havana Farm and Home Supply	Havana, IL	(d)	526	813	—	14	526	827	1,353	(488)	2000	05/31/06	15 to 30 Years

Health Point Family Medicine	Franklin, TX	(d)	159	1,124	—	29	159	1,153	1,312	(204)	2012	08/18/14	4 to 40 Years
HOM Furniture	Fargo, ND	(d)	2,095	8,525	—	—	2,095	8,525	10,620	(1,688)	2005	07/17/13	8 to 32 Years
Home Depot	Lakewood, CO	(c)	3,822	—	—	—	3,822	—	3,822	—	(f)	07/17/13	(f)
Home Depot	Colma, CA	(d)	21,065	13,597	—	481	21,065	14,078	35,143	(2,924)	1995	07/17/13	2 to 33 Years
Home Depot	Memphis, TN	(d)	3,777	10,303	—	43	3,777	10,346	14,123	(854)	1996	02/28/17	9 to 30 Years
Home Depot	Highland Heights, OH	(d)	4,897	11,272	—	43	4,897	11,315	16,212	(934)	1995	02/21/17	3 to 30 Years
Home Depot	Tempe, AZ	(d)	7,417	9,795	—	173	7,417	9,968	17,385	(978)	1978	05/12/17	10 to 30 Years
IBM	Greece, NY	(d)	1,419	20,548	—	(11,004)	1,419	9,544	10,963	(421)	1989	08/02/17	10 to 40 Years
IBM	Columbus, OH	(d)	3,154	19,715	—	12,816	3,154	32,531	35,685	(1,968)	1989	08/02/17	5 to 30 Years
III Forks	Dallas, TX	(b)	2,965	9,066	(236)	(1,572)	2,729	7,494	10,223	(71)	1998	07/17/13	6 to 29 Years
In-Shape	Manteca, CA	(d)	796	2,062	—	2,244	796	4,306	5,102	(278)	2001	09/04/15	15 to 30 Years
In-Shape	Modesto, CA	(d)	2,350	5,923	—	—	2,350	5,923	8,273	(1,139)	1964	12/05/14	10 to 30 Years
Insurance Auto Auction	Fargo, ND	(d)	3,006	184	—	—	3,006	184	3,190	(5)	2012	09/11/18	11 to 22 Years
Interstate Resources	New Castle, PA	(d)	1,084	5,507	—	—	1,084	5,507	6,591	(1,524)	1999	07/17/13	8 to 26 Years
J. Jill	Tilton, NH	(c)	7,420	19,608	—	—	7,420	19,608	27,028	(6,760)	1998	07/17/13	8 to 25 Years
Jiffy Lube	Sarasota, FL	(b)	386	312	—	141	386	453	839	(165)	1987	03/19/13	10 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Jiffy Lube	Largo, FL	(b)	416	493	—	111	416	604	1,020	(194)	1989	03/19/13	10 to 30 Years
Jiffy Lube	Bonita Springs, FL	(b)	582	312	—	101	582	413	995	(152)	1990	03/19/13	10 to 30 Years
Jiffy Lube	Clearwater, FL	(b)	463	443	—	131	463	574	1,037	(191)	1989	03/19/13	10 to 30 Years
Jiffy Lube	Naples, FL	(b)	333	302	—	121	333	423	756	(147)	1990	03/19/13	10 to 30 Years
Jiffy Lube	Sarasota, FL	(b)	278	312	—	131	278	443	721	(149)	1987	03/19/13	10 to 30 Years
Jiffy Lube	Bradenton, FL	(b)	594	493	—	222	594	715	1,309	(272)	1988	03/19/13	10 to 30 Years
Jiffy Lube	Fort Myers, FL	(b)	555	312	—	131	555	443	998	(170)	1990	03/19/13	10 to 30 Years
Jo-Ann's	Reading, PA	(d)	449	3,222	—	—	449	3,222	3,671	(449)	1998	07/17/13	8 to 40 Years
Jo-Ann's	Alpharetta, GA	(d)	2,819	3,139	—	—	2,819	3,139	5,958	(583)	2000	07/17/13	5 to 43 Years

K-Bob's Steakhouse	Fredericksburg, TX	(d)	511	1,516	—	—	511	1,516	2,027	(355)	1985	07/17/13	11 to 30 Years
KFC	Milan, IL	(b)	161	533	—	—	161	533	694	(148)	1997	10/03/11	15 to 30 Years
KFC	Davenport, IA	(b)	441	646	—	—	441	646	1,087	(228)	2002	10/03/11	15 to 30 Years
KFC	Independence, MO	(b)	396	1,074	—	—	396	1,074	1,470	(331)	1984	10/03/11	15 to 30 Years
KFC	Kansas City, KS	(b)	594	904	—	—	594	904	1,498	(295)	1999	10/03/11	15 to 30 Years
KFC	La Vista, NE	(b)	499	664	—	—	499	664	1,163	(199)	1992	10/03/11	15 to 30 Years
KFC	Omaha, NE	(b)	539	380	—	—	539	380	919	(85)	2006	10/03/11	15 to 40 Years
KFC	Calhoun, GA	(b)	503	713	—	—	503	713	1,216	(209)	1988	02/02/12	15 to 30 Years
KFC	Covington, GA	(b)	526	665	—	—	526	665	1,191	(184)	2001	02/02/12	15 to 30 Years
KFC	Decatur, GA	(b)	677	539	—	—	677	539	1,216	(154)	1989	02/02/12	15 to 30 Years
KFC	Hampton, GA	(b)	568	648	—	—	568	648	1,216	(181)	2002	02/02/12	15 to 30 Years
KFC	Jackson, GA	(b)	467	729	—	—	467	729	1,196	(237)	1992	02/02/12	15 to 30 Years
KFC	Morrow, GA	(b)	530	568	—	—	530	568	1,098	(140)	2006	02/02/12	15 to 40 Years
KFC	Stockbridge, GA	(b)	388	353	—	—	388	353	741	(102)	2001	02/02/12	15 to 30 Years
KFC	Stone Mountain, GA	(b)	379	487	—	—	379	487	866	(134)	1986	02/02/12	15 to 30 Years
KFC	Kingston, PA	(d)	521	635	—	—	521	635	1,156	(109)	1978	11/18/14	15 to 30 Years
KFC	Bloomsburg, PA	(d)	698	823	—	—	698	823	1,521	(157)	1993	11/18/14	15 to 30 Years
KFC	Williamsport, PA	(d)	864	979	—	—	864	979	1,843	(170)	1966	11/18/14	15 to 30 Years
Kohl's	Wichita, KS	(d)	2,163	7,036	—	242	2,163	7,278	9,441	(1,615)	1996	07/17/13	8 to 36 Years
Kohl's	Lake Zurich, IL	(d)	4,860	6,935	—	—	4,860	6,935	11,795	(2,021)	2000	07/17/13	7 to 32 Years
Kohl's	Grand Forks, ND	(d)	1,516	10,008	—	—	1,516	10,008	11,524	(1,558)	2006	07/17/13	9 to 46 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Kohl's	Tilton, NH	(d)	3,959	—	—	—	3,959	—	3,959	—	(f)	07/17/13	(f)
Kohl's	Olathe, KS	(d)	3,505	5,847	—	322	3,505	6,169	9,674	(1,601)	1995	07/17/13	9 to 35 Years
Kohl's	Sherwood, AR	(d)	2,300	5,995	—	—	2,300	5,995	8,295	(1,196)	2003	02/23/15	8 to 30 Years
Kohl's	Gilbert, AZ	(d)	4,936	4,318	—	—	4,936	4,318	9,254	(108)	2004	08/06/18	5 to 24 Years
Kroger	LaGrange, GA	(c)	972	8,435	—	—	972	8,435	9,407	(2,127)	1998	07/17/13	4 to 25 Years
LA Fitness	Brooklyn Park, MN	(d)	3,176	7,771	—	—	3,176	7,771	10,947	(1,722)	2008	07/17/13	10 to 35 Years
LA Fitness	Matteson, IL	(d)	4,587	6,328	244	—	4,831	6,328	11,159	(1,421)	2007	07/17/13	5 to 34 Years
LA Fitness	Greenwood, IN	(c)	1,973	9,764	—	—	1,973	9,764	11,737	(1,595)	2007	07/17/13	10 to 42 Years
LA Fitness	League City, TX	(c)	2,514	6,767	—	—	2,514	6,767	9,281	(1,224)	2008	07/17/13	10 to 42 Years
LA Fitness	Naperville, IL	(c)	5,015	6,946	—	—	5,015	6,946	11,961	(1,407)	2007	07/17/13	9 to 38 Years
LA Fitness	West Chester, OH	(c)	606	9,832	—	—	606	9,832	10,438	(1,412)	2009	07/17/13	7 to 43 Years
Ladybird Academy	Lake Mary, FL	(d)	1,209	1,733	—	851	1,209	2,584	3,793	(368)	2005	09/19/14	15 to 40 Years
Ladybird Academy	Sanford, FL	(d)	1,028	1,310	—	—	1,028	1,310	2,338	(265)	2003	09/19/14	15 to 40 Years
Ladybird Academy	Orlando, FL	(d)	1,925	2,529	—	—	1,925	2,529	4,454	(417)	2007	09/19/14	15 to 40 Years
Ladybird Academy	Windermere, FL	(d)	2,912	2,670	—	—	2,912	2,670	5,582	(475)	2011	09/19/14	15 to 40 Years
Ladybird Academy	Winter Springs, FL	(d)	534	746	—	—	534	746	1,280	(177)	1987	09/19/14	15 to 30 Years
Ladybird Academy	McKinney, TX	(d)	1,056	6,696	—	31	1,056	6,727	7,783	(464)	2015	01/29/16	17 to 50 Years
La-Z-Boy	Glendale, AZ	(d)	1,395	4,242	—	—	1,395	4,242	5,637	(782)	2001	07/17/13	2 to 45 Years
La-Z-Boy	Newington, CT	(c)	1,778	4,496	—	—	1,778	4,496	6,274	(731)	2006	07/17/13	8 to 45 Years
La-Z-Boy	Kentwood, MI	(d)	1,145	4,085	—	—	1,145	4,085	5,230	(714)	1987	07/17/13	4 to 38 Years
Lee's Famous Recipe Chicken	Xenia, OH	(d)	384	288	—	—	384	288	672	(66)	1985	08/21/15	15 to 20 Years
Lee's Famous Recipe Chicken	Dayton, OH	(d)	467	237	—	—	467	237	704	(53)	1984	08/21/15	15 to 20 Years
Lee's Famous Recipe Chicken	Miamisburg, OH	(d)	139	262	—	—	139	262	401	(55)	1970	08/21/15	15 to 20 Years
Lee's Famous Recipe Chicken	Englewood, OH	(d)	235	345	—	—	235	345	580	(54)	1988	08/21/15	15 to 30 Years
Lee's Famous Recipe Chicken	Trotwood, OH	(d)	281	220	—	—	281	220	501	(56)	1971	08/21/15	15 to 20 Years
Liberty Oilfield Services	Gillette, WY	(d)	1,520	4,561	—	—	1,520	4,561	6,081	(736)	2001	12/30/14	15 to 40 Years
Liberty Oilfield Services	Henderson, CO	(d)	3,240	5,720	—	—	3,240	5,720	8,960	(850)	1977	12/30/14	15 to 50 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Life Time Fitness	Reston, VA	(d)	9,259	21,308	—	—	9,259	21,308	30,567	(318)	2003	08/30/18	6 to 40 Years
Life Time Fitness	Mansfield, TX	(d)	3,999	19,432	—	—	3,999	19,432	23,431	(283)	2008	08/30/18	7 to 39 Years
Life Time Fitness	Canton, MI	(d)	4,674	18,514	—	—	4,674	18,514	23,188	(322)	2002	08/30/18	6 to 33 Years
Life Time Fitness	Collierville, TN	(d)	5,101	18,546	—	—	5,101	18,546	23,647	(255)	2009	08/30/18	7 to 44 Years
Life Time Fitness	Deerfield Township, OH	(d)	9,259	12,262	—	—	9,259	12,262	21,521	(287)	2007	08/30/18	8 to 32 Years
Logan's Roadhouse	Johnson City, TN	(d)	1,331	2,304	—	—	1,331	2,304	3,635	(603)	1996	07/17/13	12 to 30 Years
Logan's Roadhouse	Trussville, AL	(c)	1,222	1,770	(1,029)	(1,499)	193	271	464	(26)	2007	07/17/13	9 to 34 Years
Long John Silver's / A&W	Houston, TX	(b)	1,329	—	—	—	1,329	—	1,329	—	(f)	07/17/13	(f)
Lowe's	Midland, TX	(d)	5,826	6,633	—	366	5,826	6,999	12,825	(1,893)	1996	07/17/13	2 to 35 Years
Lowe's	Lubbock, TX	(d)	2,644	10,009	—	480	2,644	10,489	13,133	(2,438)	1996	07/17/13	0 to 36 Years
Lowe's	Cincinnati, OH	(d)	6,086	10,984	—	250	6,086	11,234	17,320	(3,283)	1998	07/17/13	4 to 28 Years
Lowe's	Chester, NY	(d)	6,432	—	—	—	6,432	—	6,432	—	(f)	07/17/13	(f)
Lowe's	Tilton, NH	(d)	13,185	—	—	—	13,185	—	13,185	—	(f)	07/17/13	(f)
Lutheran Health Physicians	Warren, IN	(d)	220	278	68	—	288	278	566	(102)	2007	08/18/14	4 to 20 Years
MAACO	Phoenix, AZ	(d)	834	1,206	—	87	834	1,293	2,127	(110)	1989	03/31/17	10 to 30 Years
MAACO	Kingman, AZ	(d)	265	588	—	—	265	588	853	(62)	1977	03/31/17	10 to 30 Years
MAACO	Houston, TX	(d)	1,334	579	—	—	1,334	579	1,913	(49)	1950	03/31/17	10 to 30 Years
MAACO	Tuscon, AZ	(d)	333	1,030	—	—	333	1,030	1,363	(86)	1999	03/31/17	10 to 30 Years
MAACO	Dallas, TX	(d)	265	814	—	—	265	814	1,079	(68)	1987	03/31/17	10 to 30 Years
Main Event	Fort Worth, TX	(d)	2,468	5,418	—	—	2,468	5,418	7,886	(2,086)	2003	09/30/05	15 to 40 Years
Main Event	Conroe, TX	(d)	2,886	5,763	—	—	2,886	5,763	8,649	(2,203)	2004	09/30/05	15 to 40 Years
Main Event	Austin, TX	(d)	4,425	8,142	—	—	4,425	8,142	12,567	(3,303)	2005	09/30/05	15 to 40 Years
Main Event	Lewisville, TX	(d)	2,130	4,630	—	—	2,130	4,630	6,760	(1,809)	1998	09/30/05	15 to 40 Years
Main Event	Grapevine, TX	(d)	2,554	5,377	—	—	2,554	5,377	7,931	(2,091)	2000	09/30/05	15 to 40 Years
Main Event	Plano, TX	(d)	3,225	6,302	—	—	3,225	6,302	9,527	(2,388)	2001	09/30/05	15 to 40 Years
Main Event	Pittsburgh, PA	(d)	3,099	5,285	—	2,002	3,099	7,287	10,386	(369)	2003	07/07/17	10 to 40 Years
Malibu Boats	Merced, CA	(d)	3,456	9,007	—	—	3,456	9,007	12,463	(3,738)	1998	03/31/08	15 to 30 Years

Malibu Boats	Loudon, TN	(d)	1,188	4,904	—	—	1,188	4,904	6,092	(2,374)	1992	03/31/08	15 to 30 Years
Mattress Firm	Columbia, SC	(d)	596	872	—	216	596	1,088	1,684	(253)	1998	07/17/13	0 to 45 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Memphis Contract Packaging	Somerville, TN	(d)	345	537	—	12	345	549	894	(360)	2000	05/31/06	15 to 30 Years
Milo's	Gardendale, AL	(b)	438	841	—	55	438	896	1,334	(232)	1996	03/29/13	8 to 29 Years
Milo's	Bessemer, AL	(b)	622	983	—	62	622	1,045	1,667	(272)	2002	03/29/13	8 to 29 Years
Milo's	Birmingham, AL	(b)	512	983	—	63	512	1,046	1,558	(273)	2002	03/29/13	8 to 29 Years
Milo's	Birmingham, AL	(b)	321	740	—	48	321	788	1,109	(202)	1977	03/29/13	8 to 29 Years
Milo's	Moody, AL	(b)	518	800	—	56	518	856	1,374	(231)	1997	03/29/13	8 to 29 Years
Milo's	Pelham, AL	(b)	605	923	—	54	605	977	1,582	(257)	1998	03/29/13	8 to 29 Years
Milo's	Trussville, AL	(b)	909	892	—	55	909	947	1,856	(282)	2000	03/29/13	8 to 29 Years
Milo's	Calera, AL	(b)	560	912	—	82	560	994	1,554	(278)	2008	03/29/13	8 to 29 Years
Missoula Fresh Market	Missoula, MT	(d)	2,510	4,714	—	—	2,510	4,714	7,224	(723)	1999	03/11/15	15 to 30 Years
Missoula Fresh Market	Missoula, MT	(d)	3,008	5,168	—	—	3,008	5,168	8,176	(765)	2008	03/12/15	15 to 30 Years
Mister Car Wash	Meridian, ID	(b)	1,923	2,170	536	20	2,459	2,190	4,649	(796)	2006	05/15/13	15 to 30 Years
Mister Car Wash	Boise, ID	(b)	2,155	2,488	—	—	2,155	2,488	4,643	(852)	2004	05/15/13	15 to 30 Years
Mister Car Wash	Boise, ID	(b)	217	—	—	—	217	—	217	(11)	(f)	05/15/13	(f)
Mister Car Wash	Nampa, ID	(b)	3,240	2,343	—	—	3,240	2,343	5,583	(923)	2010	05/15/13	15 to 30 Years
Mister Car Wash	Millersville, MD	(d)	2,250	1,636	—	—	2,250	1,636	3,886	(297)	2007	01/21/15	15 to 30 Years
Mister Car Wash	Edgewater, MD	(d)	4,720	1,460	—	—	4,720	1,460	6,180	(331)	2005	01/21/15	15 to 30 Years
Mister Car Wash	Abilene, TX	(d)	2,733	3,080	—	—	2,733	3,080	5,813	(526)	1993	04/07/15	15 to 30 Years
Mister Car Wash	Madison, WI	(d)	564	1,623	—	—	564	1,623	2,187	(214)	1956	06/30/15	15 to 30 Years
Mister Car Wash	Madison, WI	(d)	611	1,775	—	—	611	1,775	2,386	(278)	1958	06/30/15	15 to 30 Years
Mister Car Wash	Madison, WI	(d)	905	2,728	—	—	905	2,728	3,633	(390)	1961	06/30/15	15 to 30 Years
Mister Car Wash	Rockford, IL	(d)	705	2,669	—	—	705	2,669	3,374	(353)	1959	06/30/15	15 to 30 Years
Mister Car Wash	Round Rock, TX	(d)	1,167	1,549	—	—	1,167	1,549	2,716	(270)	2009	05/07/15	15 to 30 Years
Mister Car Wash	Orlando, FL	(d)	2,709	2,728	—	45	2,709	2,773	5,482	(389)	2001	02/09/16	13 to 30 Years
Mister Car Wash	Orlando, FL	(d)	1,629	1,895	—	—	1,629	1,895	3,524	(286)	2005	02/09/16	13 to 30 Years
Mister Car Wash	Casselberry, FL	(d)	1,042	2,406	—	—	1,042	2,406	3,448	(298)	1988	02/09/16	13 to 30 Years
Mister Car Wash	Ocoee, FL	(d)	2,128	1,775	—	18	2,128	1,793	3,921	(239)	2009	05/03/16	17 to 30 Years
Mister Car Wash	Saint Paul, MN	(d)	5,274	136	—	67	5,274	203	5,477	(814)	1966	12/13/16	12 to 30 Years
Mojo Grill	Leesburg, FL	(d)	619	236	—	—	619	236	855	(4)	1996	10/26/18	8 to 23 Years
Multi-tenant	Littleton, CO	(d)	7,839	9,299	—	—	7,839	9,299	17,138	(4,369)	1991	07/17/13	5 to 17 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Multi-tenant	Lakewood, OH	(d)	522	2,053	—	—	522	2,053	2,575	(387)	1996	07/17/13	3 to 35 Years
Multi-tenant	Topeka, KS	(d)	542	2,251	—	—	542	2,251	2,793	(334)	2006	07/17/13	3 to 48 Years
Multi-tenant	Victoria, TX	(d)	2,631	7,710	—	20	2,631	7,730	10,361	(1,760)	2006	07/17/13	3 to 43 Years
Multi-tenant	Dallas, TX	(d)	3,975	—	—	—	3,975	—	3,975	—	(f)	07/17/13	(f)
Multi-tenant	Collierville, TN	(d)	2,217	14,205	—	8	2,217	14,213	16,430	(2,650)	2002	07/17/13	3 to 45 Years
Multi-tenant	Maple Shade, NJ	(d)	1,942	3,792	371	—	2,313	3,792	6,105	(1,487)	1998	07/17/13	3 to 25 Years
Multi-tenant	Broadview, IL	(d)	12,392	32,193	—	1,225	12,392	33,418	45,810	(8,574)	1994	07/17/13	2 to 30 Years
Multi-tenant	Bedford Park, IL	(c)	10,242	11,839	—	—	10,242	11,839	22,081	(4,366)	1993	07/17/13	7 to 20 Years
Multi-tenant	Whiteville, NC	(d)	1,119	1,676	—	—	1,119	1,676	2,795	(886)	1988	07/17/13	7 to 30 Years
Multi-tenant	Kennesaw, GA	(d)	3,560	23,583	—	33	3,560	23,616	27,176	(3,626)	1996	07/17/13	8 to 45 Years
Multi-tenant	Alcoa, TN	(d)	918	3,170	—	—	918	3,170	4,088	(554)	1999	07/17/13	8 to 40 Years
Multi-tenant	Bridgeton, MO	(d)	11,464	9,907	—	—	11,464	9,907	21,371	(4,046)	1991	07/17/13	7 to 25 Years
Multi-tenant	Staunton, VA	(d)	578	2,063	—	358	578	2,421	2,999	(899)	1988	07/17/13	5 to 20 Years
Multi-tenant	Independence, MO	(c)	2,157	2,597	—	—	2,157	2,597	4,754	(1,004)	1999	07/17/13	7 to 21 Years
Multi-tenant	Douglasville, GA	(d)	2,612	4,840	—	87	2,612	4,927	7,539	(1,653)	2006	07/17/13	4 to 39 Years
Multi-tenant	Collierville, TN	(d)	1,114	6,726	—	—	1,114	6,726	7,840	(1,597)	2002	07/17/13	9 to 49 Years
Multi-tenant	Fountain Valley, CA	(d)	9,470	13,326	—	—	9,470	13,326	22,796	(2,322)	1968	12/30/14	11 to 30 Years
Multi-tenant	Louisville, KY	(d)	2,205	3,551	—	—	2,205	3,551	5,756	(757)	1995	11/02/15	9 to 20 Years
Multi-tenant	Salt Lake City, UT	(d)	4,955	18,250	(3,205)	(11,738)	1,750	6,512	8,262	(2,162)	1989	07/17/13	3 to 40 Years
Multi-tenant	Bay City, TX	(d)	1,192	3,249	—	(9)	1,192	3,240	4,432	(1,371)	1990	07/17/13	7 to 20 Years
Multi-tenant	Bethany, MO	(d)	648	379	—	—	648	379	1,027	(387)	1974	05/31/06	15 to 20 Years

NextCare Urgent Care	Round Rock, TX	(d)	271	728	—	—	271	728	999	(115)	1985	08/18/14	8 to 40 Years
Northern Tool & Equipment	Blaine, MN	(d)	1,728	3,437	—	—	1,728	3,437	5,165	(644)	2006	07/17/13	8 to 43 Years
Office Depot	Dayton, OH	(d)	710	2,417	—	—	710	2,417	3,127	(406)	2005	07/17/13	8 to 47 Years
Office Depot	Greenville, MS	(d)	583	2,315	—	—	583	2,315	2,898	(454)	2000	07/17/13	1 to 35 Years
Office Depot	Oxford, MS	(d)	1,625	1,024	—	—	1,625	1,024	2,649	(301)	2006	07/17/13	9 to 33 Years
Office Depot	Enterprise, AL	(d)	675	2,239	—	—	675	2,239	2,914	(409)	2006	07/17/13	8 to 43 Years
Office Depot	Benton, AR	(d)	1,236	1,926	—	—	1,236	1,926	3,162	(409)	2001	07/17/13	3 to 38 Years
Office Depot	Laurel, MS	(d)	401	2,164	—	300	401	2,464	2,865	(440)	2002	07/17/13	3 to 35 Years
Office Depot	Morrisville, NC	(d)	408	2,732	—	—	408	2,732	3,140	(434)	2008	07/17/13	11 to 47 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Office Depot	Balcones Heights, TX	(c)	1,888	2,117	—	—	1,888	2,117	4,005	(402)	2009	07/17/13	11 to 46 Years
OfficeMax	Orangeburg, SC	(d)	621	2,208	—	—	621	2,208	2,829	(378)	1999	07/17/13	0 to 45 Years
Ogden Clinic	Ogden, UT	(d)	597	2,331	—	—	597	2,331	2,928	(490)	1985	08/18/14	7 to 30 Years
Ojos Locos Sports Cantina	El Paso, TX	(d)	1,725	1,470	—	—	1,725	1,470	3,195	(257)	2014	04/15/15	15 to 30 Years
Old Time Pottery	Fairview Heights, IL	(d)	1,418	2,383	—	521	1,418	2,904	4,322	(1,772)	1990	07/17/13	0 to 10 Years
Old Time Pottery	Foley, AL	(d)	1,240	2,983	—	—	1,240	2,983	4,223	(679)	1994	05/08/15	9 to 20 Years
Old Time Pottery	Murfreesboro, TN	(d)	3,413	6,727	—	—	3,413	6,727	10,140	(1,461)	1985	02/25/15	9 to 20 Years
Pawn I	Caldwell, ID	(d)	470	1,739	—	—	470	1,739	2,209	(153)	2009	07/31/15	15 to 50 Years
Pawn I	Spokane, WA	(d)	970	1,945	—	—	970	1,945	2,915	(200)	1994	07/31/15	15 to 40 Years
Pep Boys	West Warwick, RI	(b)	1,323	2,917	—	—	1,323	2,917	4,240	(586)	1993	07/17/13	9 to 41 Years
Pep Boys	Tamarac, FL	(b)	1,407	2,660	—	—	1,407	2,660	4,067	(502)	1997	07/17/13	7 to 39 Years
Pep Boys	Lakeland, FL	(b)	1,204	1,917	—	—	1,204	1,917	3,121	(409)	1991	07/17/13	7 to 38 Years
Pep Boys	El Centro, CA	(b)	1,295	1,504	—	—	1,295	1,504	2,799	(404)	1998	07/17/13	9 to 33 Years
Pep Boys	Frederick, MD	(b)	1,571	2,529	—	—	1,571	2,529	4,100	(507)	1987	07/17/13	9 to 40 Years
Pep Boys	Clarksville, IN	(b)	1,055	1,758	—	—	1,055	1,758	2,813	(457)	1993	07/17/13	8 to 30 Years
Pep Boys	Orem, UT	(b)	1,224	2,132	—	—	1,224	2,132	3,356	(441)	1990	07/17/13	9 to 40 Years
Pep Boys	Pasadena, TX	(b)	1,224	4,263	—	—	1,224	4,263	5,487	(774)	1995	07/17/13	9 to 40 Years
Pep Boys	Hampton, VA	(b)	1,662	2,974	—	—	1,662	2,974	4,636	(710)	1993	07/17/13	9 to 35 Years
Pep Boys	Arlington Heights, IL	(b)	1,530	5,354	—	—	1,530	5,354	6,884	(983)	1995	07/17/13	9 to 36 Years
Pep Boys	Albuquerque, NM	(b)	885	2,998	—	—	885	2,998	3,883	(556)	1990	07/17/13	7 to 35 Years
Pep Boys	Colorado Springs, CO	(b)	1,335	1,587	—	—	1,335	1,587	2,922	(584)	1994	07/17/13	7 to 26 Years
PetSmart	McCarran, NV	(d)	8,333	37,763	—	—	8,333	37,763	46,096	(7,993)	2008	07/17/13	8 to 40 Years
PetSmart	Chattanooga, TN	(c)	1,689	2,837	—	—	1,689	2,837	4,526	(544)	1996	07/17/13	8 to 40 Years
PetSmart	Daytona Beach, FL	(c)	775	3,880	—	—	775	3,880	4,655	(635)	1996	07/17/13	8 to 42 Years
PetSmart	Fredericksburg, VA	(c)	1,783	3,491	—	—	1,783	3,491	5,274	(628)	1997	07/17/13	8 to 44 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Planet Fitness	Phoenix, AZ	(d)	642	2,245	—	—	642	2,245	2,887	(378)	1988	09/30/14	14 to 30 Years
Planet Fitness	Mesquite, TX	(d)	601	1,770	—	—	601	1,770	2,371	(287)	1986	01/15/16	8 to 30 Years
Planet Fitness	Burnsville, MN	(b)	1,461	1,597	—	22	1,461	1,619	3,080	(306)	1978	04/15/16	8 to 20 Years
PriMed Physicians	Beavercreek, OH	(d)	559	1,420	63	—	622	1,420	2,042	(283)	1985	08/18/14	7 to 40 Years
Progressive Medical Center	Dunwoody, GA	(d)	1,061	4,556	—	22	1,061	4,578	5,639	(448)	1988	10/27/16	2 to 40 Years
Promedica Physicians Eyecare	Monroe, MI	(d)	728	3,440	—	—	728	3,440	4,168	(746)	2002	08/18/14	9 to 30 Years

Red Lobster	Albany, GA	(d)	744	1,340	—	—	744	1,340	2,084	(241)	1971	12/23/14	15 to 30 Years
Red Lobster	Columbus, GA	(d)	876	1,243	—	—	876	1,243	2,119	(231)	2003	12/23/14	15 to 30 Years
Red Lobster	Aurora, CO	(d)	1,151	1,742	—	—	1,151	1,742	2,893	(253)	1974	12/23/14	15 to 40 Years
Red Lobster	Bloomington, IL	(d)	662	1,029	—	—	662	1,029	1,691	(189)	1975	12/23/14	15 to 30 Years
Red Lobster	Durham, NC	(d)	1,477	1,661	—	—	1,477	1,661	3,138	(314)	1978	12/23/14	15 to 30 Years
Red Lobster	Beachwood, OH	(d)	1,080	1,773	—	—	1,080	1,773	2,853	(264)	1977	12/23/14	15 to 40 Years
Red Lobster	Syracuse, NY	(d)	734	1,518	—	—	734	1,518	2,252	(292)	1981	12/23/14	15 to 30 Years
Red Lobster	Bradley, IL	(d)	1,610	1,783	—	—	1,610	1,783	3,393	(357)	1991	12/23/14	15 to 30 Years
Red Lobster	Meadville, PA	(d)	652	1,284	—	—	652	1,284	1,936	(264)	1991	12/23/14	15 to 30 Years
Red Lobster	Oxford, AL	(d)	489	1,212	—	—	489	1,212	1,701	(224)	1991	12/23/14	15 to 30 Years
Red Lobster	Findlay, OH	(d)	958	1,029	—	—	958	1,029	1,987	(205)	1991	12/23/14	15 to 30 Years
Red Lobster	Adrian, MI	(d)	652	1,233	—	—	652	1,233	1,885	(221)	1991	12/23/14	15 to 30 Years
Red Lobster	Salina, KS	(d)	764	1,100	—	—	764	1,100	1,864	(223)	1994	12/23/14	15 to 30 Years
Red Lobster	Tifton, GA	(d)	642	1,009	—	—	642	1,009	1,651	(161)	1995	12/23/14	15 to 40 Years
Red Lobster	Council Bluffs, IA	(d)	1,070	703	—	—	1,070	703	1,773	(154)	1995	12/23/14	15 to 30 Years
Red Lobster	Stillwater, OK	(d)	611	1,447	—	—	611	1,447	2,058	(217)	1995	12/23/14	15 to 30 Years
Red Lobster	Monroe, MI	(d)	927	897	—	—	927	897	1,824	(212)	1996	12/23/14	15 to 30 Years
Red Lobster	Tullahoma, TN	(d)	520	886	—	—	520	886	1,406	(148)	1996	12/23/14	15 to 40 Years
Red Lobster	Lewiston, ID	(d)	1,080	866	—	—	1,080	866	1,946	(194)	1996	12/23/14	15 to 30 Years
Red Lobster	Indianapolis, IN	(d)	418	1,223	—	—	418	1,223	1,641	(177)	1992	12/23/14	15 to 30 Years
Red Lobster	Waterford, MI	(d)	761	1,958	—	—	761	1,958	2,719	(265)	1997	02/10/15	15 to 40 Years
Red Lobster	Paducah, KY	(d)	1,485	2,407	—	69	1,485	2,476	3,961	(192)	2013	12/22/16	13 to 40 Years
Red Lobster	Winston-Salem, NC	(d)	1,707	1,873	—	—	1,707	1,873	3,580	(149)	1998	12/22/16	13 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Red Lobster	Rockford, IL	(d)	1,348	2,842	—	—	1,348	2,842	4,190	(219)	1977	12/22/16	13 to 40 Years
Red Lobster	Zanesville, OH	(d)	1,088	2,218	—	—	1,088	2,218	3,306	(225)	1992	12/22/16	11 to 30 Years
Red Lobster	Monroeville, PA	(d)	1,677	3,508	—	—	1,677	3,508	5,185	(318)	2009	12/22/16	12 to 30 Years
Red Lobster	Duluth, GA	(d)	1,913	4,576	—	—	1,913	4,576	6,489	(301)	1984	12/22/16	13 to 40 Years
Red Mesa Grill	Traverse City, MI	(d)	651	1,255	—	—	651	1,255	1,906	(174)	2004	11/09/15	15 to 30 Years
Red Mesa Grill	Boyne City, MI	(d)	69	938	—	—	69	938	1,007	(101)	1997	11/09/15	15 to 30 Years
Red Mesa Grill	Elk Rapids, MI	(d)	227	947	—	—	227	947	1,174	(110)	1998	11/09/15	15 to 30 Years
Regal Cinemas	Carrollton, GA	(d)	1,879	5,868	—	—	1,879	5,868	7,747	(808)	2005	12/30/14	15 to 40 Years
Regal Cinemas	Dawsonville, GA	(d)	1,859	4,207	—	—	1,859	4,207	6,066	(626)	2005	12/30/14	15 to 40 Years
Regal Cinemas	Gainesville, GA	(d)	2,278	8,684	—	—	2,278	8,684	10,962	(1,076)	1996	12/30/14	15 to 40 Years
Regal Cinemas	Woodstock, GA	(d)	2,798	5,057	—	2,800	2,798	7,857	10,655	(904)	1997	12/30/14	15 to 30 Years
Regal Cinemas	Griffin, GA	(d)	1,239	3,188	—	—	1,239	3,188	4,427	(606)	2005	12/30/14	15 to 30 Years
Regal Cinemas	Omaha, NE	(d)	2,254	4,249	—	—	2,254	4,249	6,503	(788)	2006	03/26/15	12 to 30 Years
Regal Cinemas	Avon, IN	(d)	3,388	2,967	—	3,651	3,388	6,618	10,006	(1,404)	1995	03/01/16	4 to 30 Years
Regal Cinemas	Bowie, MD	(d)	7,138	5,936	—	23	7,138	5,959	13,097	(700)	1998	11/23/16	8 to 40 Years
Rite Aid	Wauseon, OH	(d)	1,000	2,034	—	—	1,000	2,034	3,034	(443)	2005	07/17/13	12 to 37 Years
Rite Aid	Fremont, OH	(d)	504	1,405	(378)	(1,053)	126	352	478	(32)	1998	07/17/13	4 to 27 Years
Rite Aid	Cleveland, OH	(d)	776	1,158	—	—	776	1,158	1,934	(293)	1998	07/17/13	5 to 30 Years
Rite Aid	Defiance, OH	(d)	645	2,452	—	—	645	2,452	3,097	(500)	2005	07/17/13	11 to 38 Years
Rite Aid	Lansing, MI	(d)	196	1,487	—	—	196	1,487	1,683	(314)	1996	07/17/13	3 to 31 Years
Rite Aid	Glassport, PA	(d)	550	2,471	—	—	550	2,471	3,021	(516)	2006	07/17/13	11 to 37 Years
Rite Aid	Easton, PA	(d)	1,028	3,996	—	—	1,028	3,996	5,024	(711)	2006	07/17/13	12 to 41 Years
Rite Aid	Plains, PA	(d)	1,502	2,611	—	—	1,502	2,611	4,113	(547)	2006	07/17/13	12 to 37 Years
Rite Aid	Lima, OH	(d)	568	3,221	—	—	568	3,221	3,789	(555)	2005	07/17/13	12 to 43 Years
Rite Aid	Fredericksburg, VA	(d)	1,426	2,077	—	—	1,426	2,077	3,503	(443)	2006	07/17/13	14 to 37 Years
Riverview 14 GDX	Gibsonton, FL	(d)	4,970	4,014	—	8,907	4,970	12,921	17,891	(754)	2016	11/05/15	12 to 50 Years
Ruth's Chris Steakhouse	Sarasota, FL	(b)	2,758	412	—	—	2,758	412	3,170	(216)	2000	07/17/13	12 to 25 Years
Ruth's Chris Steakhouse	Metairie, LA	(c)	800	3,016	—	—	800	3,016	3,816	(582)	1964	07/17/13	10 to 30 Years
Ryan's	Bowling Green, KY	(b)	934	3,135	(579)	(1,940)	355	1,195	1,550	(114)	1997	07/17/13	10 to 34 Years
Ryan's	Lake Charles, LA	(b)	1,619	1,349	—	—	1,619	1,349	2,968	(477)	1987	07/17/13	10 to 24 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Ryan's	Picayune, MS	(b)	1,250	1,409	—	—	1,250	1,409	2,659	(408)	1999	07/17/13	7 to 29 Years
Ryan's	Conroe, TX	(b)	942	3,274	(575)	(2,006)	367	1,268	1,635	(127)	1993	07/17/13	11 to 32 Years
Ryan's	Princeton, WV	(b)	948	2,212	—	—	948	2,212	3,160	(660)	2001	07/17/13	11 to 25 Years
Saisaki Asian Bistro and Sushi	Newport News, VA	(d)	1,184	311	—	—	1,184	311	1,495	(348)	1995	06/25/04	10 to 25 Years
Same Day Delivery	Walker, MI	(c)	2,287	4,469	(1,369)	(2,277)	918	2,192	3,110	(276)	2001	07/17/13	4 to 30 Years
Serrano's Mexican Restaurant	Mesa, AZ	(d)	422	1,002	—	—	422	1,002	1,424	(198)	1990	06/14/13	15 to 40 Years
Serrano's Mexican Restaurant	Queen Creek, AZ	(d)	609	1,159	—	—	609	1,159	1,768	(253)	2004	06/14/13	15 to 40 Years
Sheffield Pharmaceuticals	Norwich, CT	(d)	627	4,767	—	27	627	4,794	5,421	(480)	1975	06/30/16	4 to 30 Years
Shooters World	Orlando, FL	(d)	2,650	9,512	—	—	2,650	9,512	12,162	(2)	2018	01/26/18	29 to 29 Years
Shooters World	Tampa, FL	(d)	1,588	6,134	—	—	1,588	6,134	7,722	(656)	1990	06/05/15	15 to 40 Years

Slim Chickens	Stillwater, OK	(d)	1,314	1,111	—	—	1,314	1,111	2,425	(182)	2015	03/31/15	15 to 40 Years

Smart & Final	Chula Vista, CA	(d)	3,801	5,718	—	—	3,801	5,718	9,519	(868)	1986	03/20/15	15 to 30 Years
Smart & Final	El Cajon, CA	(d)	7,323	10,056	—	—	7,323	10,056	17,379	(1,610)	1997	03/16/15	15 to 30 Years
Smart & Final	Palmdale, CA	(d)	3,849	9,803	—	—	3,849	9,803	13,652	(1,220)	2005	03/23/15	15 to 40 Years
Smart & Final	Atascadero, CA	(d)	3,677	8,920	—	—	3,677	8,920	12,597	(1,373)	2000	04/06/15	15 to 30 Years
Smokey Bones Barbecue & Grill	Orlando, FL	(b)	2,006	571	—	—	2,006	571	2,577	(363)	2002	12/31/07	15 to 40 Years
Smokey Bones Barbecue & Grill	Fairview Heights, IL	(b)	1,020	826	—	—	1,020	826	1,846	(575)	1972	12/31/07	15 to 30 Years
Smokey Bones Barbecue & Grill	Springfield, IL	(b)	1,115	772	—	—	1,115	772	1,887	(445)	1996	12/31/07	15 to 40 Years
Smokey Bones Barbecue & Grill	Warwick, RI	(b)	1,593	1,314	—	—	1,593	1,314	2,907	(662)	1990	12/31/07	15 to 40 Years
Smokey Bones Barbecue & Grill	Mentor, OH	(b)	873	790	—	—	873	790	1,663	(471)	2003	12/31/07	15 to 40 Years
Smokey Bones Barbecue & Grill	Bowie, MD	(b)	1,501	615	—	—	1,501	615	2,116	(368)	2004	12/31/07	15 to 40 Years
Smokey Bones Barbecue & Grill	Melbourne, FL	(b)	2,005	794	—	—	2,005	794	2,799	(523)	1986	12/31/07	15 to 40 Years
Smokey Bones Barbecue & Grill	Fort Wayne, IN	(b)	1,110	817	—	—	1,110	817	1,927	(528)	2003	12/31/07	15 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Smokey Bones Barbecue & Grill	Greensboro, NC	(b)	1,009	444	—	—	1,009	444	1,453	(372)	2003	12/31/07	15 to 40 Years
Smokey Bones Barbecue & Grill	Dayton, OH	(b)	1,026	907	—	—	1,026	907	1,933	(526)	2002	12/31/07	15 to 40 Years
Smokey Bones Barbecue & Grill	Pittsburgh, PA	(b)	1,481	676	—	—	1,481	676	2,157	(434)	2006	12/31/07	15 to 40 Years
Smokey Bones Barbecue & Grill	Colonie, NY	(b)	1,322	991	(350)	(261)	972	730	1,702	(486)	1994	12/31/07	15 to 40 Years
Smokey Bones Barbecue & Grill	Clearwater, FL	(b)	2,226	858	—	—	2,226	858	3,084	(460)	2004	12/31/07	15 to 40 Years
Smoothie King	Memphis, TN	(d)	208	302	—	—	208	302	510	(103)	2007	07/17/13	3 to 24 Years
Sonic Drive-In	Pilot Point, TX	(d)	446	436	—	—	446	436	882	(88)	2000	07/25/16	13 to 30 Years
Sonic Drive-In	Little Elm, TX	(d)	620	244	—	—	620	244	864	(76)	2001	07/25/16	13 to 20 Years
Sonic Drive-In	Celina, TX	(d)	411	199	—	—	411	199	610	(65)	2003	07/25/16	13 to 20 Years
Sonic Drive-In	St. Paul, TX	(d)	509	192	—	—	509	192	701	(72)	2003	07/25/16	13 to 20 Years
Sonic Drive-In	Lavon, TX	(d)	404	212	—	—	404	212	616	(70)	2003	07/25/16	13 to 20 Years
Sonic Drive-In	Melissa, TX	(d)	715	609	—	—	715	609	1,324	(108)	2004	07/25/16	13 to 30 Years
Sonic Drive-In	Prosper, TX	(d)	990	435	—	—	990	435	1,425	(99)	2004	07/25/16	13 to 30 Years
Sonic Drive-In	Gunter, TX	(d)	248	250	—	—	248	250	498	(59)	2004	07/25/16	13 to 20 Years
Sonic Drive-In	Leonard, TX	(d)	323	465	—	—	323	465	788	(81)	2005	07/25/16	13 to 30 Years
Sonic Drive-In	Keene, TX	(d)	343	260	—	—	343	260	603	(61)	2005	07/25/16	13 to 30 Years
Sonic Drive-In	Beaumont, TX	(d)	580	284	—	—	580	284	864	(113)	2001	08/31/15	15 to 20 Years
Sonic Drive-In	Port Arthur, TX	(d)	187	256	—	—	187	256	443	(69)	1976	08/31/15	15 to 20 Years
Sonic Drive-In	Port Arthur, TX	(d)	384	266	—	—	384	266	650	(103)	2002	08/31/15	15 to 20 Years
Sonic Drive-In	Beaumont, TX	(d)	777	246	—	—	777	246	1,023	(115)	2000	08/31/15	15 to 20 Years
Sonic Drive-In	Port Arthur, TX	(d)	403	344	—	—	403	344	747	(114)	2004	08/31/15	15 to 20 Years
Sonic Drive-In	Beaumont, TX	(d)	758	325	—	—	758	325	1,083	(121)	2007	08/31/15	15 to 30 Years
Sonic Drive-In	Orange, TX	(d)	541	335	—	—	541	335	876	(107)	2007	08/31/15	15 to 30 Years
Sonic Drive-In	Raleigh, NC	(b)	639	320	—	—	639	320	959	(125)	2008	09/17/13	15 to 30 Years
Sonic Drive-In	Concord, NC	(b)	244	310	—	—	244	310	554	(74)	1993	09/17/13	15 to 30 Years
Sonic Drive-In	Rolesville, NC	(b)	526	320	—	—	526	320	846	(118)	2007	09/17/13	15 to 30 Years
Sonic Drive-In	Albermarle, NC	(b)	639	310	—	—	639	310	949	(81)	1993	09/17/13	15 to 30 Years
Sonic Drive-In	Salisbury, NC	(b)	357	338	—	—	357	338	695	(95)	2002	09/17/13	15 to 30 Years
Sonic Drive-In	Rockwell, NC	(b)	385	385	—	—	385	385	770	(143)	2006	09/17/13	15 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Sonic Drive-In	South Hill, VA	(b)	564	320	—	—	564	320	884	(132)	2007	09/17/13	15 to 30 Years
Sonic Drive-In	Zebulon, NC	(b)	780	395	—	—	780	395	1,175	(148)	2006	09/17/13	15 to 30 Years
Sonic Drive-In	Siler City, NC	(b)	686	385	—	—	686	385	1,071	(160)	2005	09/17/13	15 to 30 Years
Sonic Drive-In	Creedmoor, NC	(b)	451	367	—	—	451	367	818	(130)	2006	09/17/13	15 to 30 Years
Sonic Drive-In	Kannapolis, NC	(b)	244	291	—	—	244	291	535	(87)	2001	09/17/13	15 to 30 Years
Sonic Drive-In	Harrisburg, NC	(b)	489	291	—	—	489	291	780	(97)	2004	09/17/13	15 to 30 Years
Sonic Drive-In	Concord, NC	(b)	855	348	—	—	855	348	1,203	(107)	2004	09/17/13	15 to 30 Years
Sonic Drive-In	Aberdeen, NC	(b)	564	338	—	—	564	338	902	(82)	1994	09/17/13	15 to 30 Years
Sonny's BBQ	Gainesville, FL	(d)	1,489	1,241	—	104	1,489	1,345	2,834	(105)	2000	12/28/16	6 to 40 Years
Sonny's BBQ	Gainesville, FL	(d)	1,534	883	—	—	1,534	883	2,417	(89)	1984	12/28/16	6 to 30 Years
Sonny's BBQ	Orlando, FL	(d)	1,351	1,404	—	—	1,351	1,404	2,755	(94)	2002	12/28/16	8 to 40 Years
Sonny's BBQ	Orlando, FL	(d)	1,484	1,415	—	—	1,484	1,415	2,899	(110)	1998	12/28/16	6 to 40 Years
Sonny's BBQ	Orlando, FL	(d)	1,319	1,424	—	57	1,319	1,481	2,800	(95)	1997	12/28/16	7 to 40 Years
Sonny's BBQ	Oviedo, FL	(d)	1,499	1,449	—	264	1,499	1,713	3,212	(118)	2006	12/28/16	7 to 40 Years
Sonny's BBQ	Sanford, FL	(d)	1,405	1,191	—	—	1,405	1,191	2,596	(113)	1987	12/28/16	6 to 30 Years
Sonny's BBQ	Inverness, FL	(d)	584	503	—	151	584	654	1,238	(49)	1998	06/09/17	10 to 30 Years
South Carolina Oncology Associates	Columbia, SC	(d)	3,378	35,153	—	—	3,378	35,153	38,531	(4,634)	2003	12/31/13	15 to 40 Years
Southern Theatres	Mooresville, NC	(d)	5,087	6,800	—	—	5,087	6,800	11,887	(1,203)	1999	09/25/14	15 to 30 Years
Southern Theatres	Anderson, SC	(d)	5,248	6,437	—	—	5,248	6,437	11,685	(1,486)	2000	09/25/14	15 to 30 Years
Spartan Logistics	Maxton, NC	(d)	870	6,961	—	29	870	6,990	7,860	(457)	2016	12/16/16	9 to 40 Years
Specialists in Urology	Bonita Springs, FL	(b)	376	940	—	—	376	940	1,316	(216)	2006	08/30/12	15 to 50 Years
Specialists in Urology	Naples, FL	(b)	1,829	4,522	—	—	1,829	4,522	6,351	(981)	1978	08/30/12	15 to 40 Years
Specialists in Urology	Bonita Springs, FL	(b)	738	4,022	—	—	738	4,022	4,760	(764)	2006	08/30/12	15 to 50 Years
Specialists in Urology	Naples, FL	(b)	1,057	3,845	—	—	1,057	3,845	4,902	(727)	2012	10/31/12	15 to 50 Years
Specialists in Urology	Fort Myers, FL	(b)	903	6,445	—	—	903	6,445	7,348	(1,172)	1989	08/30/12	15 to 50 Years
Specialists in Urology	Naples, FL	(b)	1,351	5,368	—	—	1,351	5,368	6,719	(973)	2002	08/30/12	15 to 50 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Specialists in Urology	Bonita Springs, FL	(b)	317	1,619	—	—	317	1,619	1,936	(318)	2003	08/30/12	15 to 50 Years
Specialists in Urology	Cape Coral, FL	(b)	545	1,716	(199)	(684)	346	1,032	1,378	(25)	2011	08/30/12	14 to 90 Years
Specialists in Urology	Kennewick, WA	(d)	353	4,248	—	—	353	4,248	4,601	(371)	2011	03/31/16	13 to 40 Years
Sportsman's Warehouse	Thornton, CO	(d)	2,836	5,069	—	—	2,836	5,069	7,905	(1,399)	2003	10/15/12	15 to 30 Years
Sportsman's Warehouse	Ankeny, IA	(d)	3,913	3,671	—	—	3,913	3,671	7,584	(1,080)	2003	10/15/12	15 to 30 Years
Sportsman's Warehouse	Midvale, UT	(d)	2,931	4,844	—	—	2,931	4,844	7,775	(1,242)	2002	10/15/12	15 to 30 Years
Sportsman's Warehouse	Mesa, AZ	(d)	2,040	5,696	—	—	2,040	5,696	7,736	(1,421)	2005	10/15/12	15 to 30 Years
Sportsman's Warehouse	Phoenix, AZ	(d)	2,098	5,338	—	—	2,098	5,338	7,436	(1,358)	2003	10/15/12	15 to 30 Years
Sportsman's Warehouse	Loveland, CO	(d)	2,329	4,750	—	—	2,329	4,750	7,079	(1,180)	2001	10/15/12	15 to 30 Years
Sportsman's Warehouse	Colorado Springs, CO	(d)	2,568	4,842	—	—	2,568	4,842	7,410	(513)	2005	08/31/16	10 to 40 Years
Sportsman's Warehouse	Bend, OR	(b)	1,516	4,850	—	—	1,516	4,850	6,366	(768)	2000	08/15/13	10 to 50 Years
Sportsman's Warehouse	Williston, ND	(d)	2,190	4,132	—	—	2,190	4,132	6,322	(418)	2015	08/24/15	15 to 50 Years
StaFit	Saint Cloud, MN	(b)	912	1,427	—	—	912	1,427	2,339	(359)	1989	12/16/14	15 to 20 Years
StaFit	Sartell, MN	(b)	3,092	3,765	—	390	3,092	4,155	7,247	(930)	2001	12/16/14	15 to 30 Years
Staples	Crossville, TN	(d)	668	2,705	—	—	668	2,705	3,373	(454)	2001	07/17/13	3 to 46 Years
Staples	Peru, IL	(d)	963	2,033	—	—	963	2,033	2,996	(462)	1998	07/17/13	1 to 35 Years
Staples	Clarksville, IN	(d)	991	3,161	—	—	991	3,161	4,152	(475)	2006	07/17/13	3 to 48 Years
Staples	Greenville, SC	(d)	742	3,026	—	—	742	3,026	3,768	(421)	2006	07/17/13	3 to 48 Years

Staples	Warsaw, IN	(d)	590	2,504	—	—	590	2,504	3,094	(443)	1998	07/17/13	0 to 44 Years
Staples	Guntersville, AL	(d)	1,039	2,535	—	—	1,039	2,535	3,574	(422)	2001	07/17/13	2 to 46 Years
Starbucks	Kingsport, TN	(d)	307	766	—	—	307	766	1,073	(179)	2007	07/17/13	4 to 32 Years
Starbucks	Bowling Green, KY	(d)	756	205	—	—	756	205	961	(102)	2007	07/17/13	4 to 39 Years
Starbucks	Stillwater, OK	(d)	218	1,262	—	—	218	1,262	1,480	(253)	2007	07/17/13	4 to 32 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Starbucks	Powell, TN	(d)	411	353	—	—	411	353	764	(129)	2007	07/17/13	4 to 26 Years
Stater Bros. Markets	Lancaster, CA	(d)	1,569	4,271	—	—	1,569	4,271	5,840	(934)	1983	12/17/13	5 to 30 Years
Studio Movie Grill	Downey, CA	(d)	1,767	12,172	—	2,666	1,767	14,838	16,605	(1,468)	1997	09/30/15	15 to 30 Years
Studio Movie Grill	Monrovia, CA	(d)	2,448	17,849	—	2,666	2,448	20,515	22,963	(2,051)	2000	09/30/15	15 to 30 Years
Studio Movie Grill	Redlands, CA	(d)	4,442	17,859	—	2,666	4,442	20,525	24,967	(2,170)	1997	09/30/15	15 to 30 Years
Studio Movie Grill	Marietta, GA	(d)	2,930	7,616	—	67	2,930	7,683	10,613	(461)	1987	03/15/17	10 to 40 Years
Sunny Delight	Dayton, NJ	(d)	12,701	10,723	—	—	12,701	10,723	23,424	(1,434)	1975	10/27/16	7 to 30 Years
Taco Bell	Moultrie, GA	(b)	437	563	—	—	437	563	1,000	(161)	2012	03/29/13	15 to 30 Years
Taco Bell	Greenville, TN	(b)	735	517	—	—	735	517	1,252	(160)	2010	03/29/13	15 to 30 Years
Taco Bell	Anderson, IN	(b)	363	700	—	—	363	700	1,063	(291)	1995	07/17/13	8 to 17 Years
Taco Bell	Brazil, IN	(b)	391	903	—	—	391	903	1,294	(225)	1996	07/17/13	8 to 33 Years
Taco Bell	Henderson, KY	(b)	656	1,058	—	—	656	1,058	1,714	(214)	1992	07/17/13	7 to 35 Years
Taco Bell	Martinsville, IN	(b)	940	1,128	—	—	940	1,128	2,068	(252)	1986	07/17/13	4 to 35 Years
Taco Bell	Princeton, IN	(b)	340	906	—	—	340	906	1,246	(415)	1992	07/17/13	7 to 15 Years
Taco Bell	Robinson, IL	(b)	250	1,021	—	—	250	1,021	1,271	(248)	1994	07/17/13	7 to 33 Years
Taco Bell	Washington, IN	(b)	272	949	—	—	272	949	1,221	(240)	1995	07/17/13	8 to 33 Years
Taco Bell / KFC	Vincennes, IN	(b)	389	1,425	—	—	389	1,425	1,814	(328)	2000	07/17/13	8 to 30 Years
Taco Bell / KFC	Spencer, IN	(b)	136	1,040	—	—	136	1,040	1,176	(296)	1999	07/17/13	8 to 22 Years
Taco Bueno	Hurst, TX	(d)	505	66	—	—	505	66	571	(31)	1978	06/30/16	5 to 10 Years
Taco Bueno	Arlington, TX	(d)	449	128	—	—	449	128	577	(70)	1978	06/30/16	4 to 10 Years
Taco Bueno	Fort Worth, TX	(d)	331	450	—	—	331	450	781	(74)	1977	06/30/16	5 to 20 Years
Taco Bueno	Bedford, TX	(d)	694	516	—	—	694	516	1,210	(93)	1977	06/30/16	5 to 20 Years
Taco Bueno	Tulsa, OK	(d)	835	967	—	—	835	967	1,802	(107)	1978	06/30/16	5 to 30 Years
Taco Bueno	Fort Worth, TX	(d)	377	193	—	—	377	193	570	(80)	1978	06/30/16	4 to 10 Years
Taco Bueno	Euless, TX	(d)	674	277	—	—	674	277	951	(71)	1979	06/30/16	5 to 20 Years
Taco Bueno	Abilene, TX	(d)	1,132	1,292	—	(10)	1,132	1,282	2,414	(154)	1979	06/30/16	5 to 30 Years
Taco Bueno	Arlington, TX	(d)	540	1,205	—	—	540	1,205	1,745	(129)	1981	06/30/16	5 to 30 Years
Taco Bueno	Denton, TX	(d)	693	884	—	—	693	884	1,577	(111)	1995	06/30/16	5 to 30 Years
Taco Bueno	Lake Worth, TX	(d)	427	872	—	—	427	872	1,299	(93)	1983	06/30/16	5 to 30 Years
Taco Bueno	Tulsa, OK	(d)	760	381	(341)	(192)	419	189	608	—	1984	06/30/16	2 to 17 Years
Taco Bueno	Garland, TX	(d)	532	442	—	—	532	442	974	(57)	1979	06/30/16	5 to 30 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Taco Bueno	Grapevine, TX	(d)	636	414	—	—	636	414	1,050	(72)	1979	06/30/16	5 to 20 Years
Taco Bueno	Muskogee, OK	(d)	853	767	—	—	853	767	1,620	(98)	1985	06/30/16	5 to 30 Years
Taco Bueno	Oklahoma City, OK	(d)	474	516	—	—	474	516	990	(93)	1984	06/30/16	5 to 20 Years
Taco Bueno	Fort Worth, TX	(d)	335	257	—	—	335	257	592	(58)	1985	06/30/16	5 to 20 Years
Taco Bueno	Claremore, OK	(d)	903	932	—	—	903	932	1,835	(115)	1985	06/30/16	5 to 30 Years
Taco Bueno	Oklahoma City, OK	(d)	467	273	(65)	(87)	402	186	588	(7)	1986	06/30/16	2 to 7 Years
Taco Bueno	Broken Arrow, OK	(d)	849	1,020	—	—	849	1,020	1,869	(111)	1986	06/30/16	5 to 30 Years
Taco Bueno	Dallas, TX	(d)	526	203	—	—	526	203	729	(68)	1987	06/30/16	5 to 10 Years
Taco Bueno	Sapulpa, OK	(d)	855	1,030	—	—	855	1,030	1,885	(126)	1987	06/30/16	5 to 30 Years
Taco Bueno	Abilene, TX	(d)	510	818	—	—	510	818	1,328	(100)	1977	06/30/16	5 to 30 Years
Taco Bueno	Oklahoma City, OK	(d)	375	605	—	—	375	605	980	(71)	1986	06/30/16	5 to 30 Years
Taco Bueno	Greenville, TX	(d)	429	919	—	—	429	919	1,348	(97)	1985	06/30/16	5 to 30 Years
Taco Bueno	Irving, TX	(d)	481	358	(29)	(52)	452	306	758	—	1978	06/30/16	2 to 17 Years
Taco Bueno	Haltom City, TX	(d)	689	804	—	—	689	804	1,493	(104)	1998	06/30/16	5 to 30 Years
Taco Bueno	Grapevine, TX	(d)	755	677	—	—	755	677	1,432	(125)	1999	06/30/16	5 to 20 Years
Taco Bueno	Fort Worth, TX	(d)	681	928	—	—	681	928	1,609	(118)	1999	06/30/16	5 to 30 Years
Taco Bueno	Forest Hill, TX	(d)	784	294	—	—	784	294	1,078	(82)	1999	06/30/16	5 to 20 Years
Taco Bueno	McKinney, TX	(d)	1,289	467	—	—	1,289	467	1,756	(113)	2000	06/30/16	5 to 20 Years
Taco Bueno	Tulsa, OK	(d)	—	20	—	(20)	—	—	—	—	1982	06/30/16	10 to 10 Years
Taco Bueno	Enid, OK	(d)	40	55	(40)	(55)	—	—	—	—	1985	06/30/16	0 to 7 Years
Taco Bueno	Southlake, TX	(d)	30	58	(30)	(58)	—	—	—	—	1999	06/30/16	0 to 7 Years
Terra Mulch Products	Hickory, NC	(d)	1,356	5,406	—	—	1,356	5,406	6,762	(939)	2006	05/11/15	10 to 30 Years
Texas Corral	Shelbyville, IN	(d)	549	752	—	—	549	752	1,301	(316)	2006	12/21/07	15 to 50 Years
The Children's Courtyard	Frederick, CO	(d)	334	2,146	—	37	334	2,183	2,517	(133)	2003	03/31/17	15 to 30 Years
Topgolf	Baton Rouge, LA	(d)	3,734	9,595	—	—	3,734	9,595	13,329	—	2018	12/10/18	N/A

Tractor Supply	Parkersburg, WV	(d)	966	1,843	—	—	966	1,843	2,809	(505)	2005	07/17/13	7 to 37 Years
Tractor Supply	Ankeny, IA	(d)	687	2,162	—	—	687	2,162	2,849	(457)	2006	07/17/13	8 to 43 Years
Tractor Supply	Marinette, WI	(d)	1,236	1,611	—	—	1,236	1,611	2,847	(487)	2006	07/17/13	8 to 38 Years
Tractor Supply	Paw Paw, MI	(d)	1,517	1,619	—	—	1,517	1,619	3,136	(577)	2006	07/17/13	8 to 33 Years
Tractor Supply	Rockford, MN	(d)	1,298	2,652	—	—	1,298	2,652	3,950	(641)	2007	07/17/13	9 to 43 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Tractor Supply	Navasota, TX	(d)	1,013	1,772	—	—	1,013	1,772	2,785	(528)	2006	07/17/13	8 to 41 Years
Tractor Supply	Fredericksburg, TX	(d)	1,194	1,636	—	—	1,194	1,636	2,830	(476)	2007	07/17/13	8 to 42 Years
Tractor Supply	Fairview, TN	(d)	975	2,274	—	—	975	2,274	3,249	(504)	2007	07/17/13	8 to 47 Years
Tractor Supply	Baytown, TX	(d)	1,440	1,712	—	—	1,440	1,712	3,152	(464)	2007	07/17/13	9 to 39 Years
Tractor Supply	Prior Lake, MN	(d)	1,998	2,454	—	—	1,998	2,454	4,452	(791)	1991	07/17/13	7 to 26 Years
Tractor Supply	Rome, NY	(d)	1,326	1,110	—	—	1,326	1,110	2,436	(415)	2007	07/17/13	9 to 34 Years
Tractor Supply	Carroll, OH	(d)	1,144	4,557	—	—	1,144	4,557	5,701	(1,313)	1976	07/17/13	3 to 30 Years
Tractor Supply	Baldwinsville, NY	(c)	1,105	2,008	—	—	1,105	2,008	3,113	(646)	2005	07/17/13	11 to 37 Years
Tractor Supply	La Grange, KY	(c)	1,524	1,871	—	—	1,524	1,871	3,395	(441)	2008	07/17/13	10 to 48 Years
Tractor Supply	Lowville, NY	(c)	791	1,659	—	—	791	1,659	2,450	(406)	2010	07/17/13	12 to 42 Years
Tractor Supply	Malone, NY	(c)	793	1,677	—	—	793	1,677	2,470	(462)	2010	07/17/13	11 to 42 Years
Tractor Supply	Ellettsville, IN	(c)	894	1,872	—	—	894	1,872	2,766	(479)	2010	07/17/13	11 to 47 Years
Tractor Supply	Mount Sterling, KY	(d)	1,785	1,051	—	—	1,785	1,051	2,836	(463)	2011	07/17/13	12 to 38 Years
Tractor Supply	Ashland, WI	(d)	462	637	—	—	462	637	1,099	(488)	1975	11/13/15	15 to 20 Years
Tractor Supply	Munfordville, KY	(d)	672	766	—	—	672	766	1,438	(517)	2000	11/13/15	15 to 30 Years
Tractor Supply	Liberty, KY	(d)	474	945	—	—	474	945	1,419	(529)	2000	11/13/15	15 to 30 Years
Tutor Time	Grand Rapids, MI	(d)	393	1,363	—	—	393	1,363	1,756	(229)	2001	03/20/15	5 to 30 Years
Tutor Time	Pittsburgh, PA	(b)	457	693	—	—	457	693	1,150	(350)	1985	07/17/13	5 to 15 Years
Twin Tiers Eye Care	Elmira, NY	(d)	184	3,902	—	—	184	3,902	4,086	(507)	1985	04/30/15	15 to 30 Years
Twin Tiers Eye Care	Binghamton, NY	(d)	328	2,214	—	—	328	2,214	2,542	(293)	1985	04/30/15	15 to 30 Years
Twin Tiers Eye Care	Bath, NY	(d)	72	707	—	—	72	707	779	(99)	1970	04/30/15	15 to 30 Years
Twin Tiers Eye Care	Corning, NY	(d)	123	1,261	—	—	123	1,261	1,384	(172)	1999	04/30/15	15 to 30 Years
Twin Tiers Eye Care	Endicott, NY	(d)	92	348	—	—	92	348	440	(60)	2001	04/30/15	15 to 30 Years
Twin Tiers Eye Care	Watkins Glen, NY	(d)	113	318	—	—	113	318	431	(59)	2002	04/30/15	15 to 30 Years
United Supermarkets	Childress, TX	(d)	747	934	—	—	747	934	1,681	(332)	1997	05/23/05	7 to 40 Years
United Supermarkets	Amarillo, TX	(d)	3,559	4,575	—	—	3,559	4,575	8,134	(1,509)	1999	05/23/05	14 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

United Supermarkets	Levelland, TX	(d)	1,651	2,158	—	—	1,651	2,158	3,809	(725)	1997	05/23/05	11 to 40 Years
United Supermarkets	Amarillo, TX	(d)	1,828	1,292	—	—	1,828	1,292	3,120	(561)	1988	05/23/05	9 to 30 Years
United Supermarkets	Snyder, TX	(d)	2,062	2,963	—	—	2,062	2,963	5,025	(981)	1999	05/23/05	14 to 40 Years
United Supermarkets	Amarillo, TX	(d)	1,573	1,586	—	—	1,573	1,586	3,159	(686)	1989	05/23/05	9 to 30 Years
United Supermarkets	Wichita Falls, TX	(d)	—	6,259	—	—	—	6,259	6,259	(3,768)	1997	05/23/05	13 to 20 Years
United Supermarkets	Plainview, TX	(d)	620	5,415	—	—	620	5,415	6,035	(1,639)	2000	08/25/05	14 to 40 Years
United Supermarkets	Muleshoe, TX	(c)	471	1,770	—	—	471	1,770	2,241	(451)	1999	08/29/11	15 to 40 Years
Unity Point Clinic	Oelwein, IA	(d)	226	681	—	—	226	681	907	(153)	1995	08/18/14	5 to 30 Years
Vacant	Scottdale, PA	(c)	607	11,008	(524)	(10,341)	83	667	750	(76)	1959	12/28/06	3 to 9 Years
Vacant	Brooklyn, OH	(d)	1,226	672	(152)	(672)	1,074	—	1,074	—	(f)	02/06/07	(f)
Vacant	Spartanburg, SC	(d)	1,196	1,671	—	—	1,196	1,671	2,867	(367)	1999	07/17/13	5 to 34 Years
Vacant	Grove City, OH	(c)	2,050	3,288	(1,202)	(1,981)	848	1,307	2,155	(97)	2008	07/17/13	6 to 34 Years
Valley Surgical Center	Steubenville, OH	(d)	363	3,726	—	—	363	3,726	4,089	(488)	2009	08/18/14	14 to 40 Years
VASA Fitness	Westminster, CO	(d)	3,264	5,593	—	—	3,264	5,593	8,857	(49)	2000	11/15/18	8 to 30 Years
VASA Fitness	Taylorsville, UT	(d)	1,496	3,593	—	—	1,496	3,593	5,089	(642)	1988	11/20/15	12 to 20 Years
Verizon	Covington, TN	(d)	343	152	—	—	343	152	495	(107)	2007	07/17/13	3 to 24 Years

Walgreens	Olivette, MO	(c)	1,816	5,917	—	—	1,816	5,917	7,733	(991)	2001	07/17/13	11 to 42 Years
Walgreens	Columbia, MO	(c)	1,047	5,242	—	—	1,047	5,242	6,289	(739)	2002	07/17/13	9 to 44 Years
Walgreens	Enterprise, AL	(d)	1,163	1,612	—	—	1,163	1,612	2,775	(377)	2006	07/17/13	11 to 37 Years
Walgreens	Knoxville, TN	(d)	2,107	3,334	—	—	2,107	3,334	5,441	(618)	2000	07/17/13	6 to 40 Years
Walgreens	Picayune, MS	(d)	954	3,132	—	—	954	3,132	4,086	(498)	2006	07/17/13	10 to 42 Years
Walgreens	Madeira, OH	(d)	951	3,978	—	60	951	4,038	4,989	(620)	1998	07/17/13	5 to 44 Years
Walgreens	Shreveport, LA	(d)	1,461	3,605	—	—	1,461	3,605	5,066	(633)	1999	07/17/13	6 to 40 Years
Walgreens	Gainesville, FL	(d)	922	2,705	—	—	922	2,705	3,627	(466)	1998	07/17/13	4 to 40 Years
Walgreens	Bridgetown, OH	(d)	1,015	3,769	—	—	1,015	3,769	4,784	(617)	1999	07/17/13	5 to 43 Years
Walgreens	Dallas, TX	(d)	735	3,328	—	—	735	3,328	4,063	(538)	1996	07/17/13	3 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Walgreens	Houston, TX	(d)	1,079	3,582	—	—	1,079	3,582	4,661	(571)	2001	07/17/13	6 to 40 Years
Walgreens	Bryan, TX	(d)	1,049	5,633	—	—	1,049	5,633	6,682	(862)	2001	07/17/13	6 to 40 Years
Walgreens	Fort Worth, TX	(d)	1,601	1,894	—	—	1,601	1,894	3,495	(390)	1999	07/17/13	6 to 39 Years
Walgreens	Hixson, TN	(d)	450	2,025	—	—	450	2,025	2,475	(72)	1997	07/17/13	40 to 40 Years
Walgreens	Kansas City, MO	(d)	634	4,341	—	—	634	4,341	4,975	(698)	1997	07/17/13	4 to 43 Years
Walgreens	Kansas City, MO	(d)	532	3,549	—	—	532	3,549	4,081	(630)	1998	07/17/13	4 to 39 Years
Walgreens	Kansas City, MO	(d)	862	4,367	—	—	862	4,367	5,229	(700)	2000	07/17/13	6 to 42 Years
Walgreens	Kansas City, MO	(d)	518	4,234	—	—	518	4,234	4,752	(680)	1999	07/17/13	6 to 43 Years
Walgreens	Topeka, KS	(d)	912	2,681	—	—	912	2,681	3,593	(519)	1999	07/17/13	6 to 38 Years
Walgreens	DeSoto, TX	(c)	1,007	2,313	—	—	1,007	2,313	3,320	(443)	1997	07/17/13	5 to 40 Years
Walgreens	Cincinnati, OH	(c)	1,527	4,307	—	—	1,527	4,307	5,834	(700)	2000	07/17/13	7 to 42 Years
Walgreens	Batesville, MS	(c)	421	3,932	—	—	421	3,932	4,353	(589)	2007	07/17/13	10 to 42 Years
Walgreens	Elmira, NY	(d)	1,066	4,230	—	—	1,066	4,230	5,296	(690)	2007	07/17/13	12 to 43 Years
Walgreens	Albany, GA	(d)	961	3,314	—	—	961	3,314	4,275	(543)	2008	07/17/13	12 to 43 Years
Walgreens	Rome, NY	(d)	1,135	3,104	—	—	1,135	3,104	4,239	(509)	2007	07/17/13	13 to 43 Years
Walgreens	Columbus, MS	(c)	769	3,475	—	—	769	3,475	4,244	(544)	2004	07/17/13	11 to 41 Years
Walgreens	Crossville, TN	(c)	1,890	3,680	—	—	1,890	3,680	5,570	(611)	2001	07/17/13	7 to 41 Years
Walgreens	Jacksonville, FL	(c)	521	4,365	—	—	521	4,365	4,886	(687)	2000	07/17/13	7 to 40 Years
Walgreens	LaMarque, TX	(c)	464	3,139	—	—	464	3,139	3,603	(572)	2000	07/17/13	7 to 40 Years
Walgreens	Tulsa, OK	(d)	741	3,179	—	—	741	3,179	3,920	(536)	1994	07/17/13	1 to 35 Years
Walgreens	Newton, IA	(c)	365	4,475	—	—	365	4,475	4,840	(678)	2001	07/17/13	7 to 44 Years
Walgreens	Seattle, WA	(c)	2,589	4,245	—	—	2,589	4,245	6,834	(685)	2002	07/17/13	9 to 43 Years
Walgreens	Evansville, IN	(c)	1,249	3,924	—	—	1,249	3,924	5,173	(648)	2007	07/17/13	12 to 44 Years
Walgreens	Canton, IL	(d)	703	4,098	—	—	703	4,098	4,801	(656)	2006	07/17/13	12 to 43 Years
Walgreens	Memphis, TN	(d)	961	5,389	—	—	961	5,389	6,350	(809)	2002	07/17/13	12 to 43 Years
Walgreens	Parkville, MO	(d)	1,854	2,568	—	—	1,854	2,568	4,422	(541)	2006	07/17/13	11 to 38 Years
Walgreens	San Antonio, TX	(d)	841	3,909	—	—	841	3,909	4,750	(606)	2004	07/17/13	14 to 40 Years
Walgreens	Mount Pleasant, TX	(d)	1,192	4,578	—	—	1,192	4,578	5,770	(769)	2009	07/17/13	14 to 43 Years
Wal-Mart	Anderson, SC	(d)	4,770	6,883	—	—	4,770	6,883	11,653	(3,366)	1993	07/17/13	0 to 21 Years
Wal-Mart	Spencer, IN	(d)	971	2,483	—	—	971	2,483	3,454	(906)	1987	07/17/13	4 to 22 Years
Wal-Mart	New London, WI	(d)	1,008	2,094	—	—	1,008	2,094	3,102	(1,125)	1991	07/17/13	3 to 18 Years
Winco Foods	Eureka, CA	(d)	3,108	12,817	—	—	3,108	12,817	15,925	(2,178)	1960	07/17/13	3 to 40 Years

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2018 (g)
Concept	City, State	Encumbrances (e)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed

Zaxby's	Jonesboro, GA	(d)	679	1,736	—	—	679	1,736	2,415	(237)	2006	07/01/15	15 to 30 Years
Zaxby's	College Park, GA	(d)	839	1,439	—	—	839	1,439	2,278	(212)	2007	07/01/15	15 to 30 Years
Zaxby's	Riverdale, GA	(d)	741	1,789	—	—	741	1,789	2,530	(237)	2010	09/17/15	15 to 30 Years
Zips Car Wash	Arlington, TN	(d)	867	1,487	—	—	867	1,487	2,354	(215)	2010	09/30/15	15 to 30 Years
Zips Car Wash	Edmond, OK	(d)	644	1,896	—	—	644	1,896	2,540	(243)	2005	09/30/15	15 to 30 Years
Zips Car Wash	Oklahoma City, OK	(d)	1,004	1,933	—	—	1,004	1,933	2,937	(277)	2005	09/30/15	15 to 30 Years
Zips Car Wash	Oklahoma City, OK	(d)	545	1,995	—	—	545	1,995	2,540	(251)	2005	09/30/15	15 to 30 Years
Zips Car Wash	Sherwood, AR	(d)	1,128	1,388	—	—	1,128	1,388	2,516	(236)	2010	09/30/15	15 to 30 Years
Zips Car Wash	Siloam Springs, AR	(d)	991	1,884	—	—	991	1,884	2,875	(263)	2005	09/30/15	15 to 30 Years
Zips Car Wash	Springdale, AR	(d)	520	2,032	—	—	520	2,032	2,552	(260)	2005	09/30/15	15 to 30 Years
Zips Car Wash	Texarkana, TX	(d)	483	1,400	—	—	483	1,400	1,883	(181)	2010	09/30/15	15 to 30 Years
Zips Car Wash	San Antonio, TX	(d)	1,422	1,108	—	110	1,422	1,218	2,640	(119)	2010	03/29/17	10 to 30 Years
Zips Car Wash	Converse, TX	(d)	1,253	1,493	—	199	1,253	1,692	2,945	(177)	2011	03/29/17	10 to 30 Years
Zips Car Wash	Universal City, TX	(d)	1,167	1,440	—	123	1,167	1,563	2,730	(122)	2011	06/30/17	15 to 30 Years
Zips Car Wash	New Braunfels, TX	(d)	1,261	1,571	—	110	1,261	1,681	2,942	(133)	2010	03/29/17	10 to 30 Years
Zips Car Wash	Seguin, TX	(d)	621	1,264	—	111	621	1,375	1,996	(137)	2010	03/29/17	10 to 30 Years
			1,644,768	3,076,618	(12,104)	48,435	1,632,664	3,125,053	4,757,717	(621,456)

(a)	Represents properties collateralized with four related party loans owed by Spirit and payable to SMTA. See Note 11 for further details.
(b)	Represents properties collateralized with Master Trust 2013 debt. See Note 4 for further details.
(c)	Represents properties collateralized with fixed CMBS debt. See Note 4 for further details.
(d)	Represents unencumbered properties.
(e)	The aggregate cost of properties for federal income tax purposes is approximately $4.09 billion at December 31, 2018.
(f)	Represents land only properties with no depreciation and therefore date of construction and estimated life for depreciation not applicable.
(g)	As of December 31, 2018, the Company held certain direct finance lease and held for sale properties, which are not included in the table above.

	2018	2017	2016

Land, buildings, and improvements
Balance at the beginning of the year	$7,281,307	$7,479,231	$7,527,369
Additions:
Acquisitions, capital expenditures, and reclassifications from held for sale and deferred financing leases	315,324	337,497	691,332
Deductions:
Dispositions of land, buildings, and improvements and other adjustments	(112,430)	(422,653)	(508,961)
Reclassifications to held for sale	(11,670)	(34,813)	(150,529)
Impairments	(26,263)	(77,955)	(79,980)
SMTA Spin-off	(2,688,551)	—	—
Gross Real Estate Balance at close of the year	$4,757,717	$7,281,307	$7,479,231

Accumulated depreciation and amortization
Balance at the beginning of the year	$(1,075,643)	$(940,005)	$(860,954)
Additions:
Depreciation expense and reclassifications from held for sale	(165,898)	(219,803)	(221,993)
Deductions:
Dispositions of land, buildings, and improvements and other adjustments	30,381	82,156	127,787
Reclassifications to held for sale	2,372	2,009	15,155
SMTA Spin-off	587,332	—	—
Balance at close of the year	$(621,456)	$(1,075,643)	$(940,005)

Net Real Estate Investment	$4,136,261	$6,205,664	$6,539,226

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2018
(In thousands)

Description	Location(s)	Stated Interest Rate	Final Maturity Date (1)	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Restaurants - Casual Dining	AL, AR, AZ (3), GA, KS, KY, LA, MA, MD, MI, NC (2), NJ, OK, PA, SC (2), TN, TX (2), WV	9.84%	8/1/2020	Principal & Interest (3)	$—	$37,939	$27,954	$—
Restaurants - Quick Service	AZ (2), CA, FL (6), GA (3), MA, MD, MI (2), NC, VA (3)	10.47%	10/1/2020	Principal & Interest (4)	—	17,711	11,650	—
Restaurants - Casual Dining	CO (2), IL, KS, MI, OH, OK, SD, TN	4.00% - 9.00%	9/25/2020	Mixed (5)	—	13,125	5,583	—
Total					$—	$68,775	$45,187	$—

(1) Reflects current maturity of the investment and does not consider any options to extend beyond the current maturity
(2) The aggregate tax basis of the mortgage loans outstanding on December 31, 2018 was $42.7 million.
(3) Balloon payment of $21.5 million due at maturity
(4) Balloon payments of $7.2 million due at maturity
(5) Deferred interest (4.0%) year 1, Interest only (4.0%) year 2, Principal and interest (9.0%) year 3, Balloon payment of $5.3 million due at maturity

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2018
(In thousands)

	2018	2017	2016

Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$74,612	$62,604	$100,082
Additions during period
New mortgage loans	2,888	24,015	—
Deductions during period
Collections of principal (inclusive of loans receivable exchanged for real estate acquired)	(26,978)	(9,462)	(34,686)
Sales	—	—	—
Spin-Off to SMTA	(2,888)	—	—
Amortization of premium	(2,510)	(2,156)	(2,792)
Mortgage loans receivable December 31,	45,124	75,001	62,604
Mortgage loan loss provisions	63	(389)	—
	45,187	74,612	62,604
Equipment and other loans receivable	1,857	5,355	4,474
Provision for other loan loss	—	—	(500)
	1,857	5,355	3,974
Total loans receivable	$47,044	$79,967	$66,578

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)
Date: February 21, 2019

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jackson Hsieh, Michael Hughes and Jay Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jackson Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2019

/s/ Michael Hughes	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 21, 2019

/s/ Prakash J. Parag	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	February 21, 2019

/s/ Kevin M. Charlton	Director	February 21, 2019

/s/ Todd A. Dunn	Director	February 21, 2019

/s/ Richard I. Gilchrist	Director	February 21, 2019

/s/ Diana Laing	Director	February 21, 2019

/s/ Sheli Z. Rosenberg	Director	February 21, 2019

/s/ Thomas D. Senkbeil	Director	February 21, 2019

/s/ Nicholas P. Shepherd	Director	February 21, 2019

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
Date: February 21, 2019
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jackson Hsieh, Michael Hughes and Jay Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc., in its capacity as sole member of Spirit General Holdings, LLC, as sole general partner and on behalf of Spirit Realty, L.P., to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jackson Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2019

/s/ Michael Hughes	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 21, 2019

/s/ Prakash J. Parag	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	February 21, 2019

/s/ Kevin M. Charlton	Director	February 21, 2019

/s/ Todd A. Dunn	Director	February 21, 2019

/s/ Richard I. Gilchrist	Director	February 21, 2019

/s/ Diana Laing	Director	February 21, 2019

/s/ Sheli Z. Rosenberg	Director	February 21, 2019

/s/ Thomas D. Senkbeil	Director	February 21, 2019

/s/ Nicholas P. Shepherd	Director	February 21, 2019