Form 10-Q
period 2019-03-31
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2019-05-02
CIK 1308606, 1703181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number
Spirit Realty Capital, Inc.                                     001-36004
Spirit Realty, L.P.                                         333-216815-01
___________________________________________________________
SPIRIT REALTY CAPITAL, INC.
SPIRIT REALTY, L.P.
(Exact name of registrant as specified in its charter)
_______________________________________________

Spirit Realty Capital, Inc.	Maryland	20-1676382
Spirit Realty, L.P.	Delaware	20-1127940
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

	2727 North Harwood Street, Suite 300, Dallas, Texas 75201	(972) 476-1900
	(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.05 per share	SRC	New York Stock Exchange
6.000% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	SRC-A	New York Stock Exchange
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
As of April 30, 2019, there were 87,338,212 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

Explanatory Note
This report combines the quarterly reports on Form 10-Q for the three months ended ended March 31, 2019 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
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

GLOSSARY

1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2015 Credit Agreement	Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
2015 Credit Facility	$800.0 million unsecured credit facility pursuant to the 2015 Credit Agreement
2015 Term Loan	$420.0 million senior unsecured term facility pursuant to the 2015 Term Loan Agreement
2015 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
2017 Tax Legislation	Tax Cuts and Jobs Act
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Facilities Agreements	2019 Revolving Credit and Term Loan Agreement and A-2 Term Loan
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
A-1 Term Loans	$420.0 million unsecured term loan facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
A-2 Term Loans
$400.0 million unsecured term loan facility pursuant to a term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time

Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
AFFO	Adjusted Funds From Operations. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Company may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
Contractual Rent
Monthly contractual cash rent and earned income from direct financing leases, excluding percentage rents, from our properties owned fee-simple or ground leased, recognized during the final month of the reporting period, adjusted to exclude amounts received from properties sold during that period and adjusted to include a full month of contractual rent for properties acquired during that period. We use Contractual Rent when calculating certain metrics that are useful to evaluate portfolio credit, asset type, industry, and geographic diversity and to manage risk.

Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index

EBITDAre
EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014
Master Trust Notes	Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
Occupancy	The number of economically yielding owned properties divided by total owned properties
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
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
Spirit Property Ranking Model
A proprietary model used annually to rank properties across twelve factors and weightings consisting of both real estate quality scores and credit underwriting criteria, in order to benchmark property quality, identify asset recycling opportunities and to enhance acquisition or disposition decisions

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$1,645,060	$1,632,664
Buildings and improvements	3,159,235	3,125,053
Total real estate investments	4,804,295	4,757,717
Less: accumulated depreciation	(636,780)	(621,456)
	4,167,515	4,136,261
Loans receivable, net	43,015	47,044
Intangible lease assets, net	291,095	294,463
Real estate assets under direct financing leases, net	20,320	20,289
Real estate assets held for sale, net	94,339	18,203
Net investments	4,616,284	4,516,260
Cash and cash equivalents	9,376	14,493
Deferred costs and other assets, net	124,085	156,428
Investment in Master Trust 2014	33,512	33,535
Preferred equity investment in SMTA	150,000	150,000
Goodwill	225,600	225,600
Total assets	$5,158,857	$5,096,316

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$206,500	$146,300
Term loans, net	413,905	419,560
Senior Unsecured Notes, net	295,882	295,767
Mortgages and notes payable, net	450,534	463,196
Convertible Notes, net	733,412	729,814
Total debt, net	2,100,233	2,054,637
Intangible lease liabilities, net	114,805	120,162
Accounts payable, accrued expenses and other liabilities	125,183	119,768
Total liabilities	2,340,221	2,294,567
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both March 31, 2019 and December 31, 2018	166,177	166,177
Common stock, $0.05 par value, 750,000,000 shares authorized: 86,811,786 and 85,787,355 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4,341	4,289
Capital in excess of common stock par value	5,031,829	4,995,697
Accumulated deficit	(2,371,531)	(2,357,255)
Accumulated other comprehensive loss	(12,180)	(7,159)
Total stockholders’ equity	2,818,636	2,801,749
Total liabilities and stockholders’ equity	$5,158,857	$5,096,316
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$104,067	$101,507
Interest income on loans receivable	986	995
Earned income from direct financing leases	396	465
Related party fee income	6,927	—
Other income	217	572
Total revenues	112,593	103,539
Expenses:
General and administrative	13,181	15,290
Property costs (including reimbursable)	5,154	5,551
Real estate acquisition costs	71	47
Interest	26,611	23,053
Depreciation and amortization	41,349	40,694
Impairments	3,692	3,497
Total expenses	90,058	88,132
Other income:
Gain on debt extinguishment	8,783	21,583
Gain on disposition of assets	8,730	1,251
Preferred dividend income from SMTA	3,750	—
Total other income	21,263	22,834
Income from continuing operations before income tax expense	43,798	38,241
Income tax expense	(220)	(163)
Income from continuing operations	43,578	38,078
Loss from discontinued operations	—	(7,360)
Net income	$43,578	$30,718
Dividends paid to preferred shareholders	(2,588)	(2,588)
Net income attributable to common stockholders	$40,990	$28,130

Net income per share attributable to common stockholders - basic:
Continuing operations	$0.48	$0.39
Discontinued operations	—	(0.08)
Net income per share attributable to common stockholders - basic	$0.48	$0.31

Net income per share attributable to common stockholders - diluted
Continuing operations	$0.48	$0.39
Discontinued operations	—	(0.08)
Net income per share attributable to common stockholders - diluted	$0.48	$0.31

Weighted average shares of common stock outstanding:
Basic	85,497,093	88,975,391
Diluted	85,504,897	89,020,751

Dividends declared per common share issued	$0.6250	$0.9000
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income attributable to common stockholders	$40,990	$28,130
Other comprehensive loss:
Change in net unrealized losses on cash flow hedges	(5,021)	—
Total comprehensive income	$35,969	$28,130
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Data)
(Unaudited)

Three Months Ended March 31, 2019	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2018	6,900,000	$166,177	85,787,355	$4,289	$4,995,697	$(2,357,255)	$(7,159)	$2,801,749
Net income	—	—	—	—	—	43,578	—	43,578
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income available to common stockholders		—		—	—	40,990	—	40,990
Other comprehensive loss	—	—	—	—	—	—	(5,021)	(5,021)
Dividends declared on common stock	—	—	—	—	—	(54,254)	—	(54,254)
Tax withholdings related to net stock settlements	—	—	(17,800)	(1)	—	(703)	—	(704)
Issuance of shares of common stock, net	—	—	893,526	45	32,641	—	—	32,686
Other	—	—	—	—	(79)	—	—	(79)
Stock-based compensation, net	—	—	148,705	8	3,570	(309)	—	3,269
Balances, March 31, 2019	6,900,000	$166,177	86,811,786	$4,341	$5,031,829	$(2,371,531)	$(12,180)	$2,818,636

Three Months Ended March 31, 2018	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2017	6,900,000	$166,193	89,774,135	$4,489	$5,193,631	$(2,044,704)	$—	$3,319,609
Net income	—	—	—	—	—	30,718	—	30,718
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income available to common stockholders		—		—	—	28,130	—	28,130
Dividends declared on common stock	—	—	—	—	—	(78,581)	—	(78,581)
Tax withholdings related to net stock settlements	—	—	(12,188)	—	—	(484)	—	(484)
Repurchase of common shares	—	—	(2,632,210)	(132)	—	(103,910)	—	(104,042)
Stock-based compensation, net	—	—	183,081	9	4,357	(275)	—	4,091
Balances, March 31, 2018	6,900,000	$166,193	87,312,818	$4,366	$5,197,988	$(2,199,824)	$—	$3,168,723
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$43,578	$30,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,349	62,117
Impairments	3,692	14,569
Amortization of deferred financing costs	2,031	2,979
Amortization of debt discounts	2,706	4,562
Stock-based compensation expense	3,578	4,366
Gain on debt extinguishment	(8,783)	(21,328)
(Gain) loss on dispositions of real estate and other assets	(8,730)	605
Non-cash revenue	(4,110)	(5,491)
Bad debt expense and other	799	1,488
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(700)	478
Accounts payable, accrued expenses and other liabilities	(4,057)	(1,903)
Net cash provided by operating activities	71,353	93,160
Investing activities
Acquisitions of real estate	(160,262)	(2,722)
Capitalized real estate expenditures	(19,612)	(9,890)
Investments in loans receivable	—	(35,450)
Collections of principal on loans receivable and real estate assets under direct financing leases	3,653	3,798
Proceeds from dispositions of real estate and other assets, net	34,848	26,082
Net cash used in investing activities	(141,373)	(18,182)

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Financing activities
Borrowings under revolving credit facilities	372,700	198,500
Repayments under revolving credit facilities	(312,500)	(156,000)
Borrowings under mortgages and notes payable	—	104,247
Repayments under mortgages and notes payable	(2,906)	(18,002)
Borrowings under term loans	420,000	—
Repayments under 2015 Term Loan	(420,000)	—
Debt extinguishment costs	(1,009)	(1,105)
Deferred financing costs	(11,266)	(1,236)
Proceeds from issuance of common stock, net of offering costs	32,379	—
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(704)	(104,526)
Common stock dividends paid	(53,615)	(80,821)
Preferred stock dividends paid	(2,588)	(2,588)
Net cash provided by (used in) financing activities	20,491	(61,531)
Net (decrease) increase in cash, cash equivalents and restricted cash	(49,529)	13,447
Cash, cash equivalents and restricted cash, beginning of period	77,421	114,707
Cash, cash equivalents and restricted cash, end of period	$27,892	$128,154

Cash paid for interest	$17,052	$38,555
Cash paid for income taxes	$262	$107

Supplemental Disclosures of Non-Cash Activities:	Three Months Ended March 31,
	2019	2018
Distributions declared and unpaid	54,254	79,369
Relief of debt through sale or foreclosure of real estate properties	10,368	33,917
Net real estate and other collateral assets sold or surrendered to lender	654	12,758
Derivative changes in fair value	5,021	—
Accrued interest capitalized to principal (1)	251	1,062
Accrued market-based award dividend rights	308	276
Accrued capitalized costs	1,142	—
Right of use assets	6,143	—
Lease liabilities	6,143	—
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$1,645,060	$1,632,664
Buildings and improvements	3,159,235	3,125,053
Total real estate investments	4,804,295	4,757,717
Less: accumulated depreciation	(636,780)	(621,456)
	4,167,515	4,136,261
Loans receivable, net	43,015	47,044
Intangible lease assets, net	291,095	294,463
Real estate assets under direct financing leases, net	20,320	20,289
Real estate assets held for sale, net	94,339	18,203
Net investments	4,616,284	4,516,260
Cash and cash equivalents	9,376	14,493
Deferred costs and other assets, net	124,085	156,428
Investment in Master Trust 2014	33,512	33,535
Preferred equity investment in SMTA	150,000	150,000
Goodwill	225,600	225,600
Total assets	$5,158,857	$5,096,316

Liabilities and partners' capital
Liabilities:
Revolving credit facilities	$206,500	$146,300
Term loans, net	413,905	419,560
Senior Unsecured Notes, net	295,882	295,767
Notes payable to Spirit Realty Capital, Inc., net	450,534	463,196
Convertible Notes, net	733,412	729,814
Total debt, net	2,100,233	2,054,637
Intangible lease liabilities, net	114,805	120,162
Accounts payable, accrued expenses and other liabilities	125,183	119,768
Total liabilities	2,340,221	2,294,567
Commitments and contingencies (see Note 6)
Partners' capital:
Partnership units
General partner's capital: 797,644 units issued and outstanding as of both March 31, 2019 and December 31, 2018	22,889	23,061
Limited partners' preferred capital: 6,900,000 units issued and outstanding as of both March 31, 2019 and December 31, 2018	166,177	166,177
Limited partners' capital: 86,014,142 and 84,989,711 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,629,570	2,612,511
Total partners' capital	2,818,636	2,801,749
Total liabilities and partners' capital	$5,158,857	$5,096,316
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$104,067	$101,507
Interest income on loans receivable	986	995
Earned income from direct financing leases	396	465
Related party fee income	6,927	—
Other income	217	572
Total revenues	112,593	103,539
Expenses:
General and administrative	13,181	15,290
Property costs (including reimbursable)	5,154	5,551
Real estate acquisition costs	71	47
Interest	26,611	23,053
Depreciation and amortization	41,349	40,694
Impairments	3,692	3,497
Total expenses	90,058	88,132
Other income:
Gain on debt extinguishment	8,783	21,583
Gain on disposition of assets	8,730	1,251
Preferred dividend income from SMTA	3,750	—
Total other income	21,263	22,834
Income from continuing operations before income tax expense	43,798	38,241
Income tax expense	(220)	(163)
Income from continuing operations	43,578	38,078
Loss from discontinued operations	—	(7,360)
Net income	$43,578	$30,718
Preferred distributions	(2,588)	(2,588)
Net income after preferred distributions	$40,990	$28,130

Net income attributable to the general partner
Continuing operations	$380	$284
Discontinued operations	—	(55)
Net income attributable to the general partner	$380	$229

Net income attributable to the limited partners
Continuing operations	$43,198	$37,794
Discontinued operations	—	(7,305)
Net income attributable to the limited partners	$43,198	$30,489

SPIRIT REALTY, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income per partnership unit - basic
Continuing operations	$0.48	$0.39
Discontinued operations	—	(0.08)
Net income per partnership unit - basic	$0.48	$0.31

Net income per partnership unit - diluted
Continuing operations	$0.48	$0.39
Discontinued operations	—	(0.08)
Net income per partnership unit - diluted	$0.48	$0.31

Weighted average partnership units outstanding:
Basic	85,497,093	88,975,391
Diluted	85,504,897	89,020,751

Distributions declared per partnership unit issued	$0.6250	$0.9000
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income after preferred distributions	$40,990	$28,130
Other comprehensive loss:
Change in net unrealized losses on cash flow hedges	(5,021)	—
Total comprehensive income	$35,969	$28,130
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Partners' Capital
(In Thousands, Except Unit Data)
(Unaudited)

Three Months Ended March 31, 2019	Preferred Units		Common Units				Total Partnership Capital
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)

	Units	Amount	Units	Amount	Units	Amount
Balances, December 31, 2018	6,900,000	$166,177	797,644	$23,061	84,989,711	$2,612,511	$2,801,749
Net income	—	—	—	380	—	43,198	43,578
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		380		40,610	40,990
Other comprehensive loss	—	—	—	(47)	—	(4,974)	(5,021)
Partnership distributions declared on common units	—	—	—	(504)	—	(53,750)	(54,254)
Tax withholdings related to net settlement of common units	—	—	—	—	(17,800)	(704)	(704)
Issuance of common units, net	—	—	—	—	893,526	32,686	32,686
Other	—	—	—	(1)	—	(78)	(79)
Stock-based compensation, net	—	—	—	—	148,705	3,269	3,269
Balances, March 31, 2019	6,900,000	$166,177	797,644	$22,889	86,014,142	$2,629,570	$2,818,636

Three Months Ended March 31, 2018	Preferred Units		Common Units				Total Partnership Capital
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)

	Units	Amount	Units	Amount	Units	Amount
Balances, December 31, 2017	6,900,000	$166,193	797,644	$24,426	88,976,491	$3,128,990	$3,319,609
Net income	—	—	—	229	—	30,489	30,718
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		229		27,901	28,130
Partnership distributions declared on common units	—	—	—	(701)	—	(77,880)	(78,581)
Tax withholdings related to net settlement of common units	—	—	—	—	(12,189)	(484)	(484)
Repurchase of partnership units	—	—	—	—	(2,632,213)	(104,041)	(104,041)
Stock-based compensation, net	—	—	—	—	183,079	4,090	4,090
Balances, March 31, 2018	6,900,000	$166,193	797,644	$23,954	86,515,168	$2,978,576	$3,168,723
(1) Consists of limited partnership interests held by the Corporation and Spirit Notes Partner, LLC.
(2) Consists of general partnership interests held by OP Holdings.

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$43,578	$30,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,349	62,117
Impairments	3,692	14,569
Amortization of deferred financing costs	2,031	2,979
Amortization of debt discounts	2,706	4,562
Stock-based compensation expense	3,578	4,366
Gain on debt extinguishment	(8,783)	(21,328)
(Gain) loss on dispositions of real estate and other assets	(8,730)	605
Non-cash revenue	(4,110)	(5,491)
Bad debt expense and other	799	1,488
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(700)	478
Accounts payable, accrued expenses and other liabilities	(4,057)	(1,903)
Net cash provided by operating activities	71,353	93,160
Investing activities
Acquisitions of real estate	(160,262)	(2,722)
Capitalized real estate expenditures	(19,612)	(9,890)
Investments in loans receivable	—	(35,450)
Collections of principal on loans receivable and real estate assets under direct financing leases	3,653	3,798
Proceeds from dispositions of real estate and other assets, net	34,848	26,082
Net cash used in investing activities	(141,373)	(18,182)

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Financing activities
Borrowings under revolving credit facilities	372,700	198,500
Repayments under revolving credit facilities	(312,500)	(156,000)
Borrowings under mortgages and notes payable	—	104,247
Repayments under mortgages and notes payable	(2,906)	(18,002)
Borrowings under term loans	420,000	—
Repayments under 2015 Term Loan	(420,000)	—
Debt extinguishment costs	(1,009)	(1,105)
Deferred financing costs	(11,266)	(1,236)
Proceeds from issuance of partnership units, net of offering costs	32,379	—
Repurchase of partnership units, including tax withholdings related to net settlement of common units	(704)	(104,526)
Common distributions paid	(53,615)	(80,821)
Preferred distributions paid	(2,588)	(2,588)
Net cash provided by (used in) financing activities	20,491	(61,531)
Net (decrease) increase in cash, cash equivalents and restricted cash	(49,529)	13,447
Cash, cash equivalents and restricted cash, beginning of period	77,421	114,707
Cash, cash equivalents and restricted cash, end of period	$27,892	$128,154

Cash paid for interest	$17,052	$38,555
Cash paid for income taxes	$262	$107

Supplemental Disclosures of Non-Cash Activities:	Three Months Ended March 31,
	2019	2018
Distributions declared and unpaid	54,254	79,369
Relief of debt through sale or foreclosure of real estate properties	10,368	33,917
Net real estate and other collateral assets sold or surrendered to lender	654	12,758
Derivative changes in fair value	5,021	—
Accrued interest capitalized to principal (1)	251	1,062
Accrued market-based award dividend rights	308	276
Accrued capitalized costs	1,142	—
Right of use assets	6,143	—
Lease liabilities	6,143	—
(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 1. Organization
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
On May 31, 2018 (the "Distribution Date"), the Company completed the spin-off (the "Spin-Off") of the assets that collateralized Master Trust 2014, properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, Spirit MTA REIT ("SMTA"). For periods prior to the Spin-Off, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations.
Note 2. Summary of Significant Accounting Policies
Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2018.
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company also consolidates a variable interest entity ("VIE") when the Company is determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company's determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements and other contractual arrangements. The Company evaluated SMTA under ASC 810 Consolidation at time of Spin-Off, and continues to evaluate quarterly thereafter. As a result of this analysis, the Company concluded that while it has variable interests in SMTA, SMTA is not a VIE. Control of SMTA is therefore evaluated under the voting interest model and does not require consolidation by the Company.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of March 31, 2019 and December 31, 2018, net assets totaling $0.88 billion and $0.90 billion, respectively, were held, and net liabilities totaling $0.47 billion and $0.48 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.
Discontinued Operations
A discontinued operation represents: (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition. Examples of a strategic shift include disposing of: (i) a separate major line of business, (ii) a separate major geographic area of operations, or (iii) other major parts of the Company. The Company determined that the Spin-Off represented a strategic shift that has a major effect on the Company's results and, therefore, SMTA's operations qualify as discontinued operations. See Note 12 for further discussion on discontinued operations.
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
Revenue Recognition
Rental Income: Cash and Straight-line Rent
The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. For the majority of our operating leases at March 31, 2019, the lease includes one or more options to extend, typically for a period of five to ten years per renewal option. Excluding Walgreen Co., less than 1% of the Company's operating leases at March 31, 2019 include an option to terminate. Walgreen Co. leases are generally for fifty years or more with several five year termination periods after an initial non-cancelable term. For less than 6% of operating leases at March 31, 2019, the lease includes an option to purchase, where the purchase option is generally determined based on fair market value of the underlying property. The Company does not include any of these options in its evaluation for lease classification purposes or for recognizing rental income unless the Company is reasonably certain the tenant will exercise the option.
Another component of lease classification which requires significant assumptions and judgment is the amount expected to be derived from the property at the end of the lease term. Generally, the Company assumes a value that is equal to net book value of the property at the date of the assessment, as the Company generally expects fair value to be equal to or greater than net book value. The Company seeks to protect residual value through its underwriting of acquisitions, incorporating the proprietary Spirit Property Ranking Model which is real estate centric. Once a property is acquired, the lessee is responsible for maintenance of the property, including insurance protecting any damage to the property. To further protect residual value, the Company supplements the tenant insurance policy with a master policy covering all properties owned by the Company. As an active manager, the Company will occasionally invest in capital improvements on properties, re-lease properties to new tenants or extend lease terms to protect residual value.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

Some of the Company’s leases provide for contingent rent based on a percentage of the tenant’s gross sales. For contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the change in the factor on which the contingent lease payment is based actually occurs.
The Company’s leases generally provide for rent escalations throughout the lease terms. For leases that have contingent rent escalators indexed to future changes in the CPI, they may adjust over a one-year period or over multiple-year periods. Typically, these CPI-based escalators increase rent at a multiple of any increase in the CPI over a specified period. Because of the volatility and uncertainty with respect to future changes in the CPI and the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases, increases in rental revenue from leases with this type of escalator are recognized when the changes in the rental rates have occurred.
For leases that provide for fixed contractual escalations, rental revenue is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the initial term of the leases.
Rental income is subject to an evaluation for collectability, which includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience, as well as the tenant's payment history and financial condition. The Company records a provision for losses against rental income for amounts that are not probable of collection.
Rental Income: Tenant Reimbursement Revenue
Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Certain leases contain additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, which are non-lease components. The Company has elected to combine all of its nonlease components, which were determined to have the same pattern of transfer as the related operating lease component, into a single combined lease component. Tenant reimbursement revenue is variable and is recognized as revenue in the period in which the related expenses are incurred, with the related expense included in property costs (including reimbursable). Tenant reimbursements are recorded on a gross basis in instances when our tenants reimburse us for property costs which we incur. Tenant receivables are carried net of any allowances for amounts that are not probable of collection.
Rental Income: Intangible Amortization
Initial direct costs associated with the origination of a lease are deferred and amortized over the related lease term as an adjustment to rental revenue. In-place lease intangibles are amortized on a straight-line basis over the remaining initial term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining initial terms of the respective leases as a decrease in rental revenue. Below-market lease intangibles are amortized as an increase to rental revenue over the remaining initial term of the respective leases, but may be amortized over the renewal periods if the Company believes it is reasonably certain the tenant will exercise the renewal option. If the Company believes it is reasonably certain a lease will terminate early, the unamortized portion of any related lease intangible is immediately recognized in impairments in the Company’s consolidated statements of operations.
Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $5.4 million and $4.9 million at March 31, 2019 and December 31, 2018, respectively, against accounts receivable balances of $11.9 million and $12.4 million, respectively. Receivables are recorded within deferred costs

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For receivable balances related to the straight-line method of reporting rental revenue, the collectability is assessed in conjunction with the evaluation of rental income as described above. The Company has a reserve for losses of $2.0 million and $1.1 million at March 31, 2019 and December 31, 2018, respectively, against straight-line receivables of $73.0 million and $69.4 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
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

	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$9,376	$14,493	$10,989
Restricted cash:
Collateral deposits (1)	401	351	1,190
Tenant improvements, repairs, and leasing commissions (2)	9,539	9,093	8,782
Master Trust Release (3)	7,413	7,412	97,010
1031 Exchange proceeds, net	—	45,042	—
Liquidity reserve (4)	—	—	5,527
Other (5)	1,163	1,030	4,656
Total cash, cash equivalents and restricted cash	$27,892	$77,421	$128,154

(1)	Funds held in lender controlled accounts generally used to meet future debt service or certain property operating expenses.

(2)	Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.

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
March 31, 2019
(Unaudited)

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
New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Leases pursuant to which the Company is the lessee consist of its corporate office, ground leases and equipment leases. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and as such, the Company adopted ASU 2016-02 effective January 1, 2019. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief as follows:

•
The Company elected to use the package of practical expedients, which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date.

•
The Company elected to use the comparative period expedient, which permits the Company to recognize any cumulative adjustments as of the date of initial application and not record adjustments to prior reported periods. As a result of this election, bad debt expense is being presented in "rental income" on a prospective basis, compared to "property costs (including reimbursable)" for periods prior to January 1, 2019. Bad debt expense was $0.9 million for the three months ended March 31, 2019. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

•	The Company elected to use the land easements expedient, which permits the Company to not reassess land easements for potential lease classification.

•
The Company elected to use the components expedient, which permits the Company to not separate nonlease components from lease components if timing and pattern of transfer is the same. The Company elected this expedient for all lessee and lessor operating leases, where certain leases contain nonlease components related to tenant reimbursement, and concluded that the leasing component is the predominant component.

•	The Company elected not to use the hindsight expedient, which would require the re-evaluation of the lease term on all leases using current facts and circumstances.
As a lessee, the Company recognized the right-of-use assets and lease liabilities for our operating leases of $6.4 million and $8.6 million, respectively, on January 1, 2019, which are included in deferred costs and other assets, net and accounts payable, accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheet. As a lessor, our recognition of rental income remained materially consistent with previous guidance, apart from expanded disclosure requirements. As such, the Company concludes that the overall impact of the ASU had no material impact on the Company's reported revenues, results of operations or financial position.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. ASU 2016-13 requires financial assets (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Per the subsequently issued ASU 2018-19, receivables arising from operating leases are not within the scope of ASU 2016-13. As such, the Company is currently evaluating the impact of this ASU on its consolidated financial statements, but does not expect its impact to be material.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)

Note 3. Investments
As of March 31, 2019, the Company's gross investment in real estate properties and loans totaled approximately $5.3 billion, representing investments in 1,528 properties, including 51 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 12.5%, as the only state with a Real Estate Investment Value greater than 10% of the Real Estate Investment Value of the Company's entire portfolio.
Owned Properties
During the three months ended March 31, 2019, the Company had the following owned real estate activity, net of accumulated depreciation and amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2018	1,459	3	1,462	$5,054,524	$22,064	$5,076,588
Acquisitions/improvements (1)(2)	22	—	22	179,842	—	179,842
Dispositions of real estate (3)(4)	(6)	(1)	(7)	(19,229)	(12,669)	(31,898)
Transfers to Held for Sale	(15)	15	—	(107,723)	107,723	—
Transfers from Held for Sale	—	—	—	—	—	—
Impairments	—	—	—	334	(4,026)	(3,692)
Write-off of gross lease intangibles	—	—	—	(2,431)	—	(2,431)
Gross balance, March 31, 2019	1,460	17	1,477	5,105,317	113,092	5,218,409
Accumulated depreciation				(636,780)	(14,665)	(651,445)
Accumulated amortization				(104,412)	(4,088)	(108,500)
Net balance, March 31, 2019 (5)				$4,364,125	$94,339	$4,458,464
(1) Includes investments of $18.3 million in revenue producing capitalized expenditures, as well as $1.3 million of non-revenue producing capitalized expenditures as of March 31, 2019.
(2) The acquisition of 20 properties were completed as sales-lease back transactions, representing $147.2 million of investment, during the three months ended March 31, 2019.
(3) For the three months ended March 31, 2019, the total (loss) gain on disposal of assets for properties held in use and held for sale was $2.8 million and $5.9 million, respectively.
(4) Includes one deed-in-lieu properties with a real estate investment of $0.8 million that were transferred to the lender during the three months ended March 31, 2019.

(5)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at March 31, 2019 is as follows:

Held in Use land and buildings, net of accumulated depreciation	$4,167,515
Intangible lease assets, net	291,095
Real estate assets under direct financing leases, net	20,320
Real estate assets held for sale, net	94,339
Intangible lease liabilities, net	(114,805)
Net balance	$4,458,464

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)

Operating Leases
As of March 31, 2019 and December 31, 2018, the Company held 1,473 and 1,458 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Base cash rent	$96,799	$150,447
Variable cash rent (including reimbursables)	3,638	5,530
Straight-line rent, net of bad debt expense (1)	2,907	4,900
Amortization of above- and below- market lease intangibles, net (2)	723	1,153
Total rental income	$104,067	$162,030

(1)	As a result of the Company's adoption of ASU 2016-02 on January 1, 2019, the Company reclassified bad debt expense to rental income on a prospective basis. See Note 2 for additional detail.

(2)
Excludes amortization of in-place leases of $6.7 million and $10.0 million for the three months ended March 31, 2019 and 2018, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of these operating leases (including contractual fixed rent increases occurring on or after April 1, 2019) at March 31, 2019 are as follows (in thousands):

March 31, 2019
Remainder of 2019	$286,400
2020	378,963
2021	360,762
2022	340,377
2023	319,112
Thereafter	2,304,511
Total future minimum rentals	$3,990,125
Because lease renewals are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rent based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	March 31, 2019	December 31, 2018
In-place leases	$370,592	$381,143
Above-market leases	68,704	62,902
Less: accumulated amortization	(148,201)	(149,582)
Intangible lease assets, net	$291,095	$294,463

Below-market leases	$158,594	$167,527
Less: accumulated amortization	(43,789)	(47,365)
Intangible lease liabilities, net	$114,805	$120,162

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)

Direct Financing Leases
As of both March 31, 2019 and December 31, 2018, the Company held four properties under direct financing leases, respectively, all of which were held in use. The components of real estate investments held under direct financing leases were as follows (in thousands):

	March 31, 2019	December 31, 2018
Minimum lease payments receivable	$5,025	$5,390
Estimated residual value of leased assets	20,097	20,097
Unearned income	(4,802)	(5,198)
Real estate assets under direct financing leases, net	$20,320	$20,289
Scheduled minimum future payments to be received under the remaining non-cancelable term of these direct financing leases at March 31, 2019 are as follows (in thousands):

March 31, 2019
Remainder of 2019	$878
2020	578
2021	527
2022	541
2023	554
Thereafter	1,947
Total future minimum rentals	$5,025
Loans Receivable
The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable included within loans receivable, as of March 31, 2019, of which one note totaling $0.1 million is secured by tenant assets and stock and the remaining note, with a balance of $1.7 million, is unsecured. During the three months ended March 31, 2019, the Company had the following loan activity:

	Mortgage Loans		Other Notes
	Properties	Investment	Investment	Total Investment
Principal, December 31, 2018	52	$42,660	$2,082	$44,742
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Principal payments and payoffs	(1)	(3,604)	(26)	(3,630)
Allowance for loan losses	—	—	—	—
Principal, March 31, 2019	51	$39,056	$2,056	$41,112

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)

The following table details loans receivable, net of premiums, discounts and allowance for loan losses (dollars in thousands):

	March 31, 2019	December 31, 2018
Mortgage loans - principal	$39,056	$42,660
Mortgage loans - premiums, net of amortization	2,112	2,527
Allowance for loan losses	—	—
Mortgages loans, net	41,168	45,187
Other notes receivable - principal	2,056	2,082
Other notes receivable - discounts, net of amortization	(209)	(225)
Allowance for loan losses	—	—
Other notes receivable, net	1,847	1,857
Total loans receivable, net	$43,015	$47,044
Impairments
The following table summarizes total impairment losses recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Real estate and intangible asset impairment	$3,692	$14,585
Recovery of loans receivable, previously impaired	—	(16)
Total impairment loss	$3,692	$14,569

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
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

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Maturity (3)	March 31, 2019	December 31, 2018
			(in Years)	(In Thousands)
Revolving credit facilities	5.64%	3.62%	4.0	$206,500	$146,300
Term loans	4.37%	3.75%	5.0	420,000	420,000
Senior Unsecured Notes	4.70%	4.45%	7.5	300,000	300,000
Master Trust Notes	5.89%	5.27%	4.7	166,681	167,854
CMBS	5.89%	5.35%	4.4	263,651	274,758
Related party notes payable	1.00%	1.00%	9.0	27,148	27,890
Convertible Notes	5.31%	3.28%	1.0	747,500	747,500
Total debt	5.13%	3.95%	3.8	2,131,480	2,084,302
Debt discount, net				(12,027)	(14,733)
Deferred financing costs, net (4)				(19,220)	(14,932)
Total debt, net				$2,100,233	$2,054,637
(1) The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the three months ended March 31, 2019 and based on the average principal balance outstanding during the period.
(2) Represents the weighted average stated interest rate based on the outstanding principal balance as of March 31, 2019.
(3) Represents the weighted average maturity based on the outstanding principal balance as of March 31, 2019.
(4) The Company records deferred financing costs for its revolving credit facilities in deferred costs and other assets, net on its consolidated balance sheets.
Revolving Credit Facilities
The Operating Partnership had access to an unsecured credit facility, the 2015 Credit Facility, which had a borrowing capacity of $800.0 million at December 31, 2018. On January 14, 2019, the Operating Partnership entered into a new 2019 Revolving Credit and Term Loan Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders, comprised of the 2019 Credit Facility and the A-1 Term Loans. The 2019 Facilities Agreements replaced the existing 2015 Credit Agreement and 2015 Term Loan Agreement. The 2019 Credit Facility is comprised of $800.0 million of aggregate revolving commitments with a maturity date of March 31, 2023 and includes two six-month extensions that can be exercised at the Company’s option. The 2019 Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $400.0 million of revolving borrowing capacity, subject to satisfying of certain requirements and obtaining additional lender commitments.
As of March 31, 2019, the outstanding loans under the 2019 Credit Facility bear interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incur a facility fee of 0.25% per annum, in each case, based on the Operating Partnership's credit rating.
In connection with entering into the 2019 Credit Facility, the Company incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2019 Credit Facility. The unamortized deferred financing costs relating to the 2019 Credit Facility were $4.6 million as of March 31, 2019, compared to $0.4 million relating to the 2015 Credit Facility of as of December 31, 2018, and are recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of March 31, 2019, $206.5 million was outstanding and $593.5 million of borrowing capacity was available under the 2019 Credit Facility. No outstanding letters of credit existed under the agreement as of March 31, 2019. The

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of March 31, 2019, the Company and the Operating Partnership were in compliance with these financial covenants.
Term Loans
The Operating Partnership had an unsecured term loan facility, the 2015 Term Loan, which had a facility size of $420.0 million at December 31, 2018. As discussed above, on January 14, 2019, the Operating Partnership entered into a new 2019 Revolving Credit and Term Loan Agreement, comprised of the 2019 Credit Facility and the A-1 Term Loans, which replaced the existing 2015 Credit Agreement and 2015 Term Loan Agreement. The A-1 Term Loans have an aggregate borrowing amount of $420.0 million with a maturity date of March 31, 2024. The Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $200.0 million of term loans, subject to satisfying certain requirements and obtaining additional lender commitments.
In addition, on January 14, 2019, the Operating Partnership entered into new A-2 Term Loans with Bank of America, N.A. as administrative agent and various lenders, comprised of $400.0 million of delayed draw term loans with a maturity date of March 31, 2022. The A-2 Term Loans include an accordion feature providing for an additional $200.0 million of term loans, subject to satisfying certain requirements and obtaining additional lender commitments. The Company expects to use the A-2 Term Loans to retire the 2.875% Convertible Notes upon their maturity in 2019.
As of March 31, 2019, the A-1 Term Loans bear interest at LIBOR plus an applicable margin of 1.25% per annum based on the Operating Partnership's credit rating. In addition, a ticking fee accrues on the unused portion of the commitments for the A-2 Term Loans at a rate of 0.20% until the earlier of July 12, 2019 and the termination of the commitments.
In connection with entering into the A-1 Term Loans and A-2 Term Loans, the Company incurred origination costs of $6.5 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the term loans. The unamortized deferred financing costs relating to the the A-1 Term Loans and A-2 Term Loans were were $6.1 million as of March 31, 2019, compared to $0.4 million related to the 2015 Term Loan as of December 31, 2018, and are recorded net against the principal balance of mortgages and notes payable on the accompanying consolidated balance sheets.
As of March 31, 2019, the A-1 Term Loans had a $420.0 million outstanding balance and no available borrowing capacity. There were no borrowings outstanding under the A-2 Term Loans as of March 31, 2019. The Operating Partnership's ability to borrow under the term loans is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the 2019 Revolving Credit and Term Loan Agreement. As of March 31, 2019, the Corporation and the Operating Partnership were in compliance with these financial covenants.
Senior Unsecured Notes
The Operating Partnership issued $300.0 million aggregate principal amount of senior notes, which are guaranteed by the Company. The Senior Unsecured Notes were issued at 99.378% of their principal face amount, resulting in net proceeds of $296.2 million, after deducting transaction fees and expenses. The Senior Unsecured Notes accrue interest at a rate of 4.45% per annum, payable on March 15 and September 15 of each year, and mature on September 15, 2026.
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
In connection with the offering, the Operating Partnership incurred $3.4 million in deferred financing costs and an offering discount of $1.9 million. These amounts are being amortized to interest expense over the life of the Senior

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

Unsecured Notes. As of both March 31, 2019 and December 31, 2018, the unamortized deferred financing costs relating to the Senior Unsecured Notes were $2.7 million and the unamortized discount was $1.5 million, with both the deferred financing costs and offering discount recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.
In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of March 31, 2019, the Company and the Operating Partnership were in compliance with these financial covenants.
Master Trust Notes
Master Trust 2013 is an asset-backed securitization platform through which the Company has raised capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. As of March 31, 2019, the Master Trust 2013 had one series of notes outstanding, Series 2013-2 Class A, with a stated interest rate of 5.27% and an effective interest rate of 5.89%. These notes were issued by a single indirect wholly-owned subsidiary of the Company which is a bankruptcy-remote, special purpose entity, and were secured by 269 owned and financed properties at March 31, 2019. As of March 31, 2019, the notes had a remaining maturity of 4.7 years. In connection with their issuance, the Company incurred $8.0 million in deferred financing costs. This amount is being amortized to interest expense over the life of the Series 2013-2 Class A notes. As of March 31, 2019 and December 31, 2018, the unamortized deferred financing costs relating to Master Trust 2013 were $4.0 million and $4.2 million, respectively, which is recorded net against the Master Trust 2013 principal balance on the accompanying consolidated balance sheets.
CMBS
As of March 31, 2019, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under six fixed-rate non-recourse loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates of the loans as of March 31, 2019 ranged from 4.67% to 6.00%, with a weighted average stated interest rate of 5.35%. As of March 31, 2019, the loans were secured by 100 properties. As of March 31, 2019 and December 31, 2018, the unamortized deferred financing costs associated with these fixed-rate loans were $3.1 million and $3.2 million, respectively, and the unamortized net offering premium was $0.1 million as of both periods. Both the deferred financing costs and offering premium were recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.
Related Party Mortgage Loans Payable
Wholly-owned subsidiaries of Spirit are the borrower on four mortgage loans payable held by SMTA and secured by six single-tenant commercial properties. In total, these mortgage notes had outstanding principal of $27.1 million at March 31, 2019, which is included in mortgages and notes payable, net on the consolidated balance sheets. As of March 31, 2019, these mortgage notes have a weighted average stated interest rate of 1.00%, a weighted average term of 9.0 years and are eligible for early repayment without penalty.
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
The Convertible Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Company's common stock, or a combination thereof. The initial conversion rate applicable to each series is 15.2727 per $1,000 principal note (equivalent to an initial conversion price of $65.48 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

the Convertible Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding a current threshold of $0.73026 per share. As of March 31, 2019, the conversion rate was 17.4458 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the Spin-Off, in addition to the other regular dividends declared during the life of the Convertible Notes. Earlier conversion may be triggered if shares of the Company's common stock trade higher than the established thresholds, if the Convertible Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of March 31, 2019 and December 31, 2018, the unamortized discount was $10.7 million and $13.3 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.
In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of March 31, 2019 and December 31, 2018, the unamortized deferred financing costs relating to the Convertible Notes were $3.4 million and $4.3 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.
Debt Extinguishment
During the three months ended March 31, 2019, the Company extinguished a total of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property. The loan had a default interest rate of 9.85% and resulted in a gain on debt extinguishment of $9.5 million. Additionally, as a result of the termination of the 2015 Credit Agreement and 2015 Term Loan Agreement, the Company recognized a loss on debt extinguishment of $0.7 million.
During the three months ended March 31, 2018, the Company extinguished a total of $33.9 million aggregate principal amount of mortgage indebtedness with a weighted average contractual interest rate of 9.88%. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $21.1 million.
Debt Maturities
As of March 31, 2019, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2019 (1)	$8,766	$402,500	$411,266
2020	12,164	—	12,164
2021	12,737	345,000	357,737
2022	13,315	42,400	55,715
2023	11,609	546,026	557,635
Thereafter	16,895	720,068	736,963
Total	$75,486	$2,055,994	$2,131,480
(1) The balloon payment balance in 2019 represents the maturity of the 2.875% Convertible Notes, which the Company expects to retire by drawing on the A-2 Term Loans.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

Interest Expense
The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense – revolving credit facilities (1)	$2,178	$1,352
Interest expense – term loans	3,979	—
Interest expense – Senior Unsecured Notes	3,338	3,338
Interest expense – mortgages and notes payable	6,252	32,707
Interest expense – Convertible Notes (2)	6,127	6,127
Non-cash interest expense:
Amortization of deferred financing costs	2,031	2,979
Amortization of debt discount, net	2,706	4,562
Total interest expense	$26,611	$51,065
(1) Includes facility fees of approximately $0.7 million and $0.5 million for the three month periods ended March 31, 2019 and 2018, respectively.
(2) Included in interest expense on the Operating Partnership's consolidated statements of operations are amounts paid to the Company by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.
Note 5. Stockholders’ Equity and Partners' Capital
Common Stock
During the three months ended March 31, 2019, portions of restricted common stock awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender approximately 18 thousand shares of common stock valued at $0.7 million, solely to pay the associated statutory tax withholdings during the three months ended March 31, 2019. The surrendered shares are included in repurchase of shares of common stock on the consolidated statements of cash flows. For both the three months ended March 31, 2019 and 2018, the Company paid $54.3 million and $78.6 million in common stock dividends, respectively.
Preferred Stock
As of March 31, 2019, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis). For both the three months ended March 31, 2019 and 2018, the Company paid $2.6 million in Series A Preferred Stock dividends.
ATM Program
In November 2016, the Company's Board of Directors approved a new ATM Program and the Company terminated its existing program. The agreement provides for the offer and sale of shares of the Company’s common stock, $0.05 par value per share (the “common stock”), having an aggregate gross sales price of up to $500.0 million through the agents, as its sales agents or, if applicable, as forward sellers for forward purchasers (as defined below), or directly to the agents acting as principals.
As of March 31, 2019, 1.0 million shares of the Company's common stock have been sold under the new ATM Program, of which 0.9 million were sold during three months ended March 31, 2019 at a weighted average price per share of $38.00, generating $34.0 million in gross proceeds. All of these these sales were through forward sales agreements, which were physically settled in shares. Aggregate gross proceeds capacity of $462.3 million remained available under the program as of March 31, 2019.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

Stock Repurchase Programs
In May 2018, the Company's Board of Directors approved a new stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. As of March 31, 2019, no shares of the Company's common stock had been repurchased under the new program and the full $250.0 million in gross repurchase capacity remained available.
Dividends Declared
For the three months ended March 31, 2019, the Company's Board of Directors declared the following preferred and common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Preferred Stock
February 28, 2019	$0.375	March 15, 2019	$2,588	March 29, 2019
Common Stock
February 28, 2019	$0.625	March 29, 2019	$54,254	April 15, 2019
The Common Stock dividend declared on February 28, 2019 was paid on April 15, 2019 and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of March 31, 2019.
Note 6. Commitments and Contingencies
The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022 and is indemnified by that former tenant for any payments the Company may be required to make on such debt. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of both March 31, 2019 and December 31, 2018.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of March 31, 2019, no accruals have been made.
As of March 31, 2019, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Purchase and Capital Improvement Commitments
As of March 31, 2019, the Company had commitments totaling $49.1 million, of which $14.6 million relates to future acquisitions, with the majority of the remainder to fund revenue generating improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

of due diligence. $39.8 million of these commitments are expected to be funded during fiscal year 2019, with the remainder to be funded by 2021.
Lessee Contracts
The Company leases its corporate office space and certain office equipment, which are classified as operating leases. The Company's lease of its corporate office space has an initial term that expires on January 31, 2027 and is renewable at the Company's option for two additional periods of five years each after the initial term. The lease can be early terminated by the Company on July 31, 2023 for a fee based on rent at time of termination. The corporate office lease contains a variable lease cost related to the lease of parking spaces and a nonlease component related to the reimbursement of certain common area maintenance expenses, both of which are recognized as incurred.
The Company is also a lessee under four long-term, non-cancelable ground leases under which it is obligated to pay monthly rent as of March 31, 2019. For all four of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 8.3 years.
The following table summarizes total rental expenses recognized on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Office and Equipment Base Rental Expense	$202	$201
Office Variable Rental Expense	264	155
Total Office and Equipment Rental Expense	$466	$356

Total Ground Lease Rental Expense	$116	$389
The Company’s minimum rental commitments under all of these operating leases as of March 31, 2019 are as follows (in thousands):

	Ground Leases	Office and Equipment Leases	Total
2019 Remainder	$190	$1,565	$1,755
2020	253	2,090	2,343
2021	250	2,092	2,342
2022	166	2,103	2,269
2023	142	2,113	2,255
Thereafter	675	6,610	7,285
Total	1,676	16,573	18,249
Less: imputed interest	(281)	(9,683)	(9,964)
Total operating lease liabilities	$1,395	$6,890	$8,285
Imputed interest was calculated using a weighted-average discount rate of 4.30%. The discount rate is based on our estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including the Company's credit rating and REIT industry performance. The evaluation of the Company's right-of-use asset associated with the corporate office included the unamortized portion of a $1.7 million cash lease incentive paid at inception of the lease. As of March 31, 2019, the Company had a right-of-use asset balance of $6.1 million for these lessee contracts.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

NOTE 7. DERIVATIVE AND HEDGING ACTIVITIES
The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in AOCL and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash activities in the consolidated statement of cash flows. Amounts will subsequently be reclassified to income or expense when the hedged item affects earnings. The Company does not enter into derivative contracts for speculative or trading purposes. The Company does not have netting arrangements related to its derivatives.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate credit risk, the Company enters into agreements with counterparties it considers credit-worthy, such as large financial institutions with favorable credit ratings.
In December 2018, the Company entered into interest rate swap agreements. The following table summarizes the notional amount and fair value of these instruments (dollars in thousands), which are recorded in accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets (dollars in thousands):

					Fair Value of Liability
Derivatives Designated as Hedging Instruments	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	March 31, 2019	December 31, 2018
Interest Rate Swap	$200	2.8140%	02/01/19	02/01/24	$6,071	$3,559
Interest Rate Swap	$100	2.8174%	02/01/19	02/01/24	$3,055	$1,801
Interest Rate Swap	$100	2.8180%	02/01/19	02/01/24	$3,054	$1,799
					$12,180	$7,159
The following table provides information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL, for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31,
2019
Gross Amount of Loss Recognized in AOCL on Derivatives	$5,229
Amount of Loss Reclassified from AOCL to Interest (1)	$208
(1) Interest expense for the three months ended March 31, 2019 was $26.6 million.
During the next 12 months, we estimate that approximately $1.7 million will be reclassified as an increase to interest expense related to active hedges of existing floating-rate debt.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

Note 8. Fair Value Measurements
Recurring Fair Value Measurements
The Company’s liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Derivatives:
Interest rate swaps financial liabilities	$12,180	$—	$12,180	$—
December 31, 2018
Derivatives:
Interest rate swaps financial liabilities	$7,159	$—	$7,159	$—
The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Long-lived assets held and used	$34,958	$—	$—	$34,958
Long-lived assets held for sale	$39,684	$—	$—	$39,684

December 31, 2018
Long-lived assets held and used	$14,866	$—	$—	$14,866
Long-lived assets held for sale	$7,695	$—	$—	$7,695
Real estate assets and their related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant or non-operating, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; recently quoted bid or ask prices, or market prices for comparable properties; estimates of cash flow, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, and expenses based upon market conditions; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy.
During the three months ended March 31, 2019 and for the year ended December 31, 2018, we determined that one and eight long-lived assets held and used, respectively, were impaired. For three of the held and used properties impaired during the year ended December 31, 2018, the buildings were fully impaired due to our non-payment on the related ground leases.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

For the one held and used property impaired during the three months ended March 31, 2019 and the remaining five held and used properties impaired during the year ended December 31, 2018, the Company estimated property fair value using price per square foot based on a listing price or a broker opinion of value. The following table provides information about the price per square foot based on a listing price and broker opinion of value used as inputs (price per square foot in dollars):

	March 31, 2019			December 31, 2018
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$137.25	$137.25	2,788	$185.42 - $638.72	$507.11	27,302
Office	$—	$—	—	$225.04	$225.04	5,999
For the three months ended March 31, 2019 and the year ended December 31, 2018, we determined that nine and one long-lived assets held for sale, respectively, were impaired. The Company estimated fair value of held for sale properties using price per square foot from the signed purchase and sale agreements as follows (price per square foot in dollars):

	March 31, 2019			December 31, 2018
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$41.32 - $622.62	$255.02	155,609	$126.73	$126.73	63,128
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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
The estimated fair values of these financial instruments have been derived based on market quotes for comparable instruments or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$43,015	$45,763	$47,044	$48,740
Investment in Master Trust 2014	33,512	34,016	33,535	33,811
Revolving credit facilities	206,500	215,024	146,300	146,731
Term loans, net(1)	413,905	445,860	419,560	424,670
Senior Unsecured Notes, net(1)	295,882	297,420	295,767	291,696
Mortgages and notes payable, net(1)	450,534	479,603	463,196	487,548
Convertible Notes, net(1)	733,412	747,365	729,814	740,330
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

Note 9. Incentive Award Plan
Restricted Shares of Common Stock
During the three months ended March 31, 2019, the Company granted 149 thousand restricted shares under the Amended Incentive Award Plan to certain executive officers and employees. The Company recorded $5.7 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of March 31, 2019, there were approximately 436 thousand unvested restricted shares outstanding.
Market-Based Awards
During the three months ended March 31, 2019, the Board of Directors, or committee thereof, approved target grants of 97 thousand market-based awards to executive officers of the Company. The performance period of these grants runs primarily through December 31, 2021. Potential shares of the Company's common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Significant inputs for the calculation were expected volatility of the Company of 25.4% and expected volatility of the Company's peers, ranging from 15.3% to 30.8%. Stock-based compensation expense associated with unvested market-based awards is recognized on a straight-line basis over the minimum required service period, which is generally three years.
Approximately $2.0 million and $1.7 million in dividend rights have been accrued for non-vested market-based awards outstanding as of March 31, 2019 and December 31, 2018, respectively. For outstanding non-vested awards at March 31, 2019, 0.2 million shares would have been released based on the Company's TSR relative to the specified peer groups through that date.
Stock-based Compensation Expense
For the three months ended March 31, 2019 and 2018, the Company recognized $3.6 million and $4.4 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of March 31, 2019, the remaining unamortized stock-based compensation expense totaled $22.4 million, including $11.6 million related to restricted stock awards and $10.8 million related to market-based awards. As of December 31, 2018, the remaining unamortized stock-based compensation expense totaled $15.5 million, including $8.1 million related to restricted stock awards and $7.4 million related to market-based awards. Amortization is recognized on a straight-line basis over the service period of each applicable award.
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
March 31, 2019
(Unaudited)

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share and unit computed using the two-class method (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Basic and diluted income:
Income from continuing operations	$43,578	$38,078
Less: income attributable to unvested restricted stock	(272)	(383)
Less: dividends paid to preferred stockholders	(2,588)	(2,588)
Income used in basic and diluted income per share from continuing operations	40,718	35,107
Loss used in basic and diluted loss per share from discontinued operations	—	(7,360)
Net income attributable to common stockholders used in basic and diluted income per share	$40,718	$27,747

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	85,916,656	89,296,899
Less: Unvested weighted average shares of restricted stock	(419,563)	(321,508)
Weighted average shares of common stock outstanding used in basic income per share	85,497,093	88,975,391
Net income per share attributable to common stockholders - basic:
Continuing operations	$0.48	$0.39
Discontinued operations	—	(0.08)
Net income per share attributable to common stockholders - basic	$0.48	$0.31

Dilutive weighted average shares of common stock outstanding: (1)
Unvested market-based awards	7,804	45,360
Weighted average shares of common stock outstanding used in diluted income per share	85,504,897	89,020,751
Net income per share attributable to common stockholders - diluted
Continuing operations	$0.48	$0.39
Discontinued operations	—	(0.08)
Net income per share attributable to common stockholders - diluted	$0.48	$0.31

Potentially dilutive shares of common stock
Unvested shares of restricted stock, less shares assumed repurchased at market	132,744	50,464
(1)  Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.
The Company intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash; therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three months ended March 31, 2019 and 2018, the Company's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread for both periods.
Note 11. Related Party Transactions and Arrangements
Cost Sharing Arrangements
In conjunction with the Spin-Off, the Company and SMTA entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and SMTA after the Spin-Off, by which Spirit may incur certain expenses on behalf of SMTA that must be reimbursed in a timely manner. In connection with these arrangements, the Company had $0.1 million accrued receivable balances as of both March 31, 2019 and

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

December 31, 2018. Additionally, the Company had accrued payable balances of $0.3 million and $1.8 million as of March 31, 2019 and December 31, 2018, respectively, in connection with these arrangements.
Asset Management Agreement
In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Operating Partnership will provide various services subject to the supervision of SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. For its services, the Company is entitled to an annual management fee of $20.0 million per annum, payable monthly in arrears. Additionally, the Company may be entitled to, under certain circumstances, a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee.No revenue for the promoted interest fee or termination fee has been recognized as they do not meet the criteria for recognition under ASC 606-10 as of March 31, 2019. Asset management fees of $5.0 million were earned during the three months ended March 31, 2019 and are included in related party fee income in the consolidated statements of operations. As of both March 31, 2019 and December 31, 2018, the Company had accrued receivable balances of $1.7 million related to the Asset Management Agreement.
Property Management and Servicing Agreement
The Operating Partnership provides property management services and special services for Master Trust 2014. The property management fees accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. Property management fees of $1.5 million and special servicing fees of $0.4 million were earned during the three months ended March 31, 2019. These fees are included in related party fee income in the consolidated statements of operations. As of both March 31, 2019 and December 31, 2018, the Company had accrued receivable balances of $0.5 million related to the Property Management and Servicing Agreement.
Related Party Loans Payable
Wholly-owned subsidiaries of the Company are the borrower on four mortgage loans payable to SMTA and secured by six single-tenant commercial properties owned by the Company. In total, these mortgage notes had an outstanding principal balance of $27.1 million and $27.9 million at March 31, 2019 and December 31, 2018, respectively, which is included in mortgages and notes payable, net on the consolidated balance sheet. The notes incurred interest expense of $68 thousand for the three months ended March 31, 2019, which is included in interest expense in the consolidated statements of operations. As of March 31, 2019, these mortgage notes have a weighted-average stated interest rate of 1.00%, a weighted-average term of 9.0 years and are eligible for early repayment without penalty.
Related Party Notes Receivable
In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount receivable under the notes was $33.5 million as of both March 31, 2019 and December 31, 2018, respectively, which is reflected as Investment in Master Trust 2014 on the consolidated balance sheet. The notes generated interest income of $0.4 million for the three months ended March 31, 2019, which is included in interest income on loans receivable in the consolidated statements of operations. The notes have a weighted-average stated interest rate of 4.58% with a remaining term of 3.7 years to maturity as of March 31, 2019. The notes are classified as held-to-maturity and, as of March 31, 2019, the amortized cost basis is equal to carrying value.
Investments in SMTA
In conjunction with the Spin-Off, SMTA issued to the Operating Partnership and one of its affiliates, both wholly-owned subsidiaries of Spirit, a total of 6.0 million shares of Series A preferred stock with an aggregate liquidation preference of $150.0 million (the "SMTA Preferred Stock"). The SMTA Preferred Stock pays cash dividends at the rate of 10.0%

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). Spirit recognized $3.8 million in dividend income during the three months ended March 31, 2019, which is reflected as preferred dividend income from SMTA in the consolidated statements of operations. Preferred dividend income is recognized when dividends are declared. As of both March 31, 2019 and December 31, 2018, the Company had accrued receivable balances of $3.8 million related to the preferred dividends. The carrying value of the SMTA Preferred Stock is $150.0 million as of both March 31, 2019 and December 31, 2018, which is reflected in the consolidated balance sheets and will be accounted for at cost, less impairments, if any.
Note 12. Discontinued Operations
On May 31, 2018, the Company completed the Spin-Off of SMTA by means of a pro rata distribution of one share of SMTA common stock for every ten shares of Spirit common stock held by each of Spirit's stockholders of record as of May 18, 2018. The Company determined that the Spin-Off represented a strategic shift that has a major effect on the Company's results and, therefore, SMTA's operations qualify as discontinued operations. Accordingly, for periods prior to the Spin-Off, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented. The discontinued operations have been classified as loss from discontinued operations on the consolidated statement of operations for the three months ended March 31, 2018. The consolidated statement of cash flows for the three months ended March 31, 2018 and all other notes herein include the results of both continuing operations and discontinued operations.
The table below provides information about income and expenses related to the Company's discontinued operations reported in its consolidated statements of operations (in thousands):

Three Months Ended March 31, 2018
Revenues:
Rental income	$60,523
Interest income on loans receivable	832
Other income	384
Total revenues	61,739
Expenses:
General and administrative	152
Transaction costs	3,932
Property costs (including reimbursable)	2,306
Real estate acquisition costs	1
Interest	28,013
Depreciation and amortization	21,423
Impairments	11,072
Total expenses	66,899
Other loss:
Loss on debt extinguishment	(255)
Loss on disposition of assets	(1,856)
Total other loss	(2,111)
Loss from discontinued operations before income tax expense	(7,271)
Income tax expense	(89)
Loss from discontinued operations	$(7,360)
There were no discontinued operations included in the consolidated statement of operations or balance sheet presented herein for the three months ended March 31, 2019 and as of March 31, 2019, respectively.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
March 31, 2019
(Unaudited)

The table below provides information about operating and investing cash flows related to the Company's discontinued operations reported in its consolidated statements of cash flows (in thousands):

Three Months Ended March 31, 2018
Net cash provided by operating activities	$29,574
Net cash used in investing activities	(17,272)
Continuing Involvement
Subsequent to the Spin-Off, the Company has continuing involvement with SMTA through the terms of the Asset Management Agreement and Property Management and Servicing Agreement. See Note 11 for further detail. Subsequent to the Spin-Off, the Company had cash inflows from SMTA of $11.0 million and cash outflows to SMTA of $18.9 million for the three months ended March 31, 2019.
Note 13. Subsequent Events
On April 29, 2019, the Company filed Articles of Amendment to its charter with the Maryland State Department of Assessments and Taxation to reduce the number of the Company’s authorized shares of common stock from 750,000,000 shares to 175,000,000 shares.

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

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

•	our ability to manage our expanded operations;

•	our ability and willingness to maintain our qualification as a REIT;

•	the impact of Shopko's bankruptcy filing on SMTA;

•
the impact of SMTA's board of trustees' decision to accelerate its strategic plan, including our ability to collect amounts to which we are contractually entitled under the Asset Management Agreement or SMTA Preferred Stock upon a resolution of SMTA and/or a termination of the Asset Management Agreement;

•	our ability to perform as an external manager for SMTA; and

•
other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters.

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

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
As of March 31, 2019, our owned real estate represented investments in 1,477 properties. Our properties are leased to 256 tenants across 49 states and 32 industries. As of March 31, 2019, our owned properties were approximately 99.3% occupied (based on the number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans receivable primarily secured by 51 real estate properties or other related assets.
Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. Although the Operating Partnership is wholly-owned by us, in the future, we may issue partnership interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any partnership interests in the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when such partnership interests in the Operating Partnership are issued.
We have elected to be taxed as a REIT for federal income tax purposes and believe we have been organized and have operated in a manner that allows us to qualify as a REIT for federal income tax purposes.
On May 31, 2018, we completed a Spin-Off of all of our interests in the assets that collateralize Master Trust 2014, our properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA. Upon completion of the Spin-Off, our stockholders received a distribution of common shares of beneficial interest in SMTA, which are treated as a taxable distribution to them. For periods prior to the Spin-Off, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented. See Note 12 to the accompanying consolidated financial statements for further discussion.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018. We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Continuing Operations
Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change	% Change
Revenues:
Rental income	$104,067	$101,507	$2,560	2.5%
Interest income on loans receivable	986	995	(9)	(0.9)%
Earned income from direct financing leases	396	465	(69)	(14.8)%
Related party fee income	6,927	—	6,927	100.0%
Other income	217	572	(355)	(62.1)%
Total revenues	112,593	103,539	9,054	8.7%
Expenses:
General and administrative	13,181	15,290	(2,109)	(13.8)%
Property costs (including reimbursable)	5,154	5,551	(397)	(7.2)%
Real estate acquisition costs	71	47	24	51.1%
Interest	26,611	23,053	3,558	15.4%
Depreciation and amortization	41,349	40,694	655	1.6%
Impairments	3,692	3,497	195	5.6%
Total expenses	90,058	88,132	1,926	2.2%
Other income:
Gain on debt extinguishment	8,783	21,583	(12,800)	(59.3)%
Gain on disposition of assets	8,730	1,251	7,479	NM
Preferred dividend income from SMTA	3,750	—	3,750	100.0%
Total other income	21,263	22,834	(1,571)	(6.9)%
Income from continuing operations before income tax expense	43,798	38,241	5,557	14.5%
Income tax expense	(220)	(163)	57	35.0%
Income from continuing operations	$43,578	$38,078	$5,500	14.4%
Loss from discontinued operations	$—	$(7,360)	$7,360	100.0%
NM - Percentages over 100% are not displayed.
REVENUES
Rental income
We were a net acquirer of income producing real estate over the trailing twelve-month period, resulting in an increase in our contractual cash rents between periods of 5.0%. Included in continuing operations for the trailing twelve months ended March 31, 2019 were acquisitions of 38 properties, with a Real Estate Investment Value of $408.4 million, and dispositions of 27 properties, with a Real Estate Investment Value of $108.1 million.
Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income is driven by the tenant reimbursable property costs described below and comprised 3.3% and 3.8% of rental income for the three months ended March 31, 2019 and 2018, respectively.
Finally, non-cash rental income primarily consists of straight-line rental revenue and amortization of above- and below-market lease intangibles. Additionally, as a result of adopting ASC 842 on January 1, 2019, bad debt expense is included in rental income on a prospective basis. Non-cash rental income, net of bad debt, for the three months ended March 31, 2019 was $3.6 million, compared to non-cash rental income of $5.3 million for the three months ended March 31, 2018. These amounts represent approximately 3.5% and 5.2% of total rental revenue for the three months ended March 31, 2019 and 2018, respectively.

Interest income on loans receivable
In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes. Subsequent to the Spin-Off, this holding is reflected as Investment in Master Trust 2014 on the accompanying consolidated balance sheet, and the related interest income resulted in an increase in interest income period-over-period. This increase was fully offset by a decrease in interest income on mortgage loans receivable, primarily as a result of a partial pay-off of one loan, resulting in a decrease in the number of properties securing the loan by four.
Related party fee income
In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provide a management team that is responsible for implementing SMTA’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $5.0 million of revenues for the three months ended March 31, 2019.
Additionally, we provide property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. As a result, for the three months ended March 31, 2019, we recognized $1.9 million in revenue under the terms of the Property Management and Servicing Agreement.
EXPENSES
General and administrative
The period-over-period decrease in general and administrative expenses is primarily due to a $1.9 million decrease in compensation and benefits expenses, primarily due to severance costs following the departure of two executive officers recognized in the three months ended March 31, 2018, and no comparable expense in the three months ended March 31, 2019.
Property costs (including reimbursable)
For the three months ended March 31, 2019, property costs were $5.2 million (including $4.1 million of tenant reimbursable expenses) compared to $5.6 million (including $4.4 million of tenant reimbursable expenses) for the same period in 2018. As such, non-reimbursable property costs remained relatively flat period-over-period. The decrease in reimbursable costs of $0.3 million was driven by a decrease in reimbursable property taxes.
Interest
The increase in interest expense is primarily related to the 2015 Term Loan being undrawn during the three months ended March 31, 2018, whereas the A-1 Term Loans were fully drawn during the three months ended March 31, 2019. This increase was partially offset by the extinguishment of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which had a default interest rate of 9.85%, during the three months ended March 31, 2019. The following table summarizes our interest expense on related borrowings:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Interest expense – Revolving credit facilities (1)	$2,178	$1,352
Interest expense – Term loans	3,979	—
Interest expense – Senior Unsecured Notes	3,338	3,338
Interest expense – mortgages and notes payable	6,252	7,569
Interest expense – Convertible Notes	6,127	6,127
Non-cash interest expense:
Amortization of deferred financing costs	2,031	2,104
Amortization of debt discount, net	2,706	2,563
Total interest expense	$26,611	$23,053
(1) Includes facility fees of approximately $0.7 million and $0.5 million for the three month periods ended March 31, 2019 and 2018, respectively.

Depreciation and amortization
While we were a net acquirer during the the trailing twelve-month period of $300.3 million of Real Estate Investment Value, depreciation and amortization increased minimally period-over-period as a result of timing of the acquisition/disposition activity, specifically with the majority of acquisitions closing in the third quarter of 2018 and first quarter of 2019. The following table summarizes our depreciation and amortization expense:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Depreciation of real estate assets	$34,469	$33,319
Other depreciation	142	141
Amortization of lease intangibles	6,738	7,234
Total depreciation and amortization	$41,349	$40,694
Impairments
During the three months ended March 31, 2019, we recorded impairment losses of $3.7 million. $1.2 million of the impairment was recorded on Vacant properties, comprised of $0.2 million recorded on one vacant held for use property and $1.0 million recorded on one vacant held for sale property. $3.0 million of impairment was recorded on eight underperforming properties. These impairment charges were partially offset by $0.5 million of impairment on lease intangible liabilities.
During the three months ended March 31, 2018, we recorded impairment losses of $3.5 million. $1.3 million of the impairment was recorded on three Vacant held for use properties. The remaining $2.2 million of impairment was recorded on underperforming properties, comprised of $1.8 million recorded on three underperforming held for use properties and $0.4 million recorded on two underperforming held for sale properties.
Gain on debt extinguishment
During the three months ended March 31, 2019, we extinguished $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property, resulting in a gain on debt extinguishment of $9.5 million. This was partially offset by a loss on debt extinguishment of $0.7 million as a result of the termination of the 2015 Credit Agreement and 2015 Term Loan Agreement in conjunction with entering into the 2019 Revolving Credit and Term Loan Agreement.
During the three months ended March 31, 2018, the Company extinguished a total of $33.9 million aggregate principal amount of CMBS indebtedness with a weighted average contractual interest rate of 9.88%. Primarily as a result of these transactions, we recognized a net gain on debt extinguishment of approximately $21.1 million.
Gain on disposition of assets
During the three months ended March 31, 2019, we disposed of seven properties and recorded net gains totaling $8.7 million. There were $8.8 million in net gains on the sale of four active properties, partially offset by $0.1 million in other net losses. One property was returned to the lender in conjunction with CMBS debt extinguishment, which did not result in a gain/loss on disposition.
For the same period in 2018, we disposed of nine properties and recorded net gains totaling $1.3 million. There were $1.4 million in net gains on the sale of five active properties, partially offset by $0.1 million in other net losses. Four properties were returned to the lenders in conjunction with CMBS debt extinguishment, which did not result in a gain/loss on disposition.
Preferred dividend income from SMTA
As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the three months ended March 31, 2019, we recognized preferred dividend income of $3.8 million from these shares.

LOSS FROM DISCONTINUED OPERATIONS
Discontinued operations represent the activity related to the assets that were included in the Spin-Off. As such, there is no activity related to discontinued operations for the three months ended March 31, 2019.
Property Portfolio Information
PROPERTY PORTFOLIO DIVERSIFICATION

1,477	99.3%	49	256	32
Properties	Occupancy	States	Tenants	Industries
Diversification By Tenant
Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of March 31, 2019:

Tenant (1)	Number of Properties	Square Feet (in thousands)	Percent of Contractual Rent
Cajun Global LLC	170	243	3.3%
Walgreen Co.	38	561	3.2
The Home Depot, Inc.	7	821	2.8
Alimentation Couche-Tard, Inc.	77	232	2.7
CVS Caremark Corporation	34	422	2.4
Life Time Fitness, Inc	5	588	2.3
At Home Group Inc.	11	1,347	2.3
GPM Investments, LLC	104	271	2.2
Ferguson Enterprises, Inc.	7	1,003	1.6
AB Acquisition, LLC	15	686	1.6
Other	999	21,824	75.6
Vacant	10	578	—
Total	1,477	28,576	100.0%
(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.
Diversification By Asset Type
Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of March 31, 2019:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Retail	1,410	21,804	85.4%
Industrial	27	5,208	7.6
Office	36	1,013	4.8
Other	4	551	2.2
Total	1,477	28,576	100.0%

Diversification By Industry
Industry concentration represents the industry's contribution to Contractual Rent of our owned real estate properties as of March 31, 2019:

Tenant Industry	Number of Owned Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Convenience Stores	306	946	9.7%
Health and Fitness	41	2,162	8.1
Restaurants - Quick Service	324	660	7.0
Drug Stores / Pharmacies	84	1,142	6.5
Restaurants - Casual Dining	115	837	6.4
Movie Theatres	32	1,636	6.4
Home Furnishings	24	2,454	4.8
Grocery	39	1,781	4.4
Home Improvement	14	1,653	4.1
Specialty Retail	62	1,682	4.1
Entertainment	24	946	3.8
Medical Office	36	621	3.8
Professional Services	6	684	2.4
Manufacturing	12	1,768	2.4
Car Washes	35	183	2.4
Warehouse Club and Supercenters	10	883	2.3
Automotive Service	54	419	2.0
Sporting Goods	13	667	1.9
Building Materials	9	1,064	1.8
Pet Supplies & Service	5	1,030	1.7
Dollar Stores	69	709	1.7
Education	37	390	1.6
Distribution	6	677	1.6
Automotive Dealers	10	297	1.4
Other	7	364	1.4
Automotive Parts	54	383	1.4
Discount Department Stores	7	571	1.1
Office Supplies	17	458	1.1
Apparel	5	507	1.0
Travel Plaza	3	48	0.8
Consumer Electronics	4	188	0.6
Discount Retailer	3	188	0.3
Vacant	10	578	—
Total	1,477	28,576	100.0%

Diversification By Geography
Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of March 31, 2019:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Texas	233	3,505	12.2%	Utah	16	656	1.3%
Florida	108	1,390	8.4%	Alaska	9	319	1.3%
Georgia	106	1,484	6.4%	New Hampshire	16	640	1.3%
California	20	1,089	5.2%	Maryland	8	336	1.2%
Ohio	73	1,105	4.8%	Arkansas	33	283	1.2%
Illinois	37	1,294	3.9%	Idaho	13	252	1.1%
Tennessee	52	1,240	3.8%	Nevada	2	934	1.1%
Arizona	40	727	3.4%	Kansas	16	397	1.0%
Michigan	72	911	3.2%	Connecticut	5	686	0.9%
Virginia	44	1,264	3.1%	Iowa	11	187	0.8%
Missouri	53	930	2.9%	North Dakota	5	234	0.7%
South Carolina	28	524	2.4%	Washington	7	114	0.7%
Alabama	73	509	2.4%	Maine	24	63	0.5%
Colorado	22	851	2.4%	Oregon	4	144	0.5%
Minnesota	24	764	2.4%	Montana	3	152	0.5%
North Carolina	47	850	2.4%	Massachusetts	2	131	0.5%
Indiana	35	501	1.9%	Wisconsin	7	137	0.3%
New York	24	704	1.9%	Rhode Island	3	95	0.3%
Kentucky	31	448	1.9%	West Virginia	10	64	0.3%
New Mexico	26	440	1.7%	Nebraska	5	136	0.2%
Oklahoma	47	408	1.6%	U.S. V.I.	1	38	0.2%
New Jersey	11	590	1.4%	Wyoming	1	35	0.1%
Pennsylvania	19	449	1.4%	South Dakota	1	20	0.1%
Louisiana	18	244	1.4%	Delaware	1	5	0.1%
Mississippi	30	295	1.3%	Vermont	1	2	*
* Less than 0.1%

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of March 31, 2019. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 9.7 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Total Square Feet (in thousands)	Contractual Rent Annualized (in thousands) (1)	Percent of Contractual Rent
Remainder of 2019	6	205	$2,295	0.6%
2020	34	939	11,718	3.0
2021	82	2,280	28,214	7.1
2022	43	1,778	19,162	4.8
2023	112	3,919	38,716	9.8
2024	38	1,580	18,281	4.6
2025	36	1,328	16,896	4.3
2026	79	1,686	23,140	5.8
2027	112	2,225	32,672	8.3
2028	86	1,074	18,247	4.6
2029 and thereafter	839	10,984	186,545	47.1
Vacant	10	578	—	—
Total owned properties	1,477	28,576	$395,886	100.0%
(1) Contractual Rent for properties owned at March 31, 2019 multiplied by twelve.
Liquidity and Capital Resources
ATM PROGRAM
In November 2016, the Board of Directors approved a $500.0 million ATM Program. In February 2019, we updated the ATM Program, pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate gross sales price of up to $500.0 million through the agents, as our sales agents or, if applicable, as forward sellers, or directly to the agents acting as principals. Sales of shares of our common stock under the ATM Program may be made in sales deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.
The ATM Program contemplates that, in addition to the issuance and sale by us of shares of our common stock to or through the agents, we may enter into separate forward sale agreements with one of the agents or one of their respective affiliates (in such capacity, each, a “forward purchaser” and, collectively, the “forward purchasers”). When we enter into a forward sale agreement with any forward purchaser, we expect that such forward purchaser will attempt to borrow from third parties and sell, through the relevant agent, acting as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser's exposure under such forward sale agreement. We will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller.
We currently expect to fully physically settle any forward sale agreement with the relevant forward purchaser on one or more dates specified by us on or prior to the maturity date of such forward sale agreement, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward sale agreement multiplied by the relevant forward price per share. However, subject to certain exceptions, we may also elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which case we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser.
As of March 31, 2019, 1.0 million shares of our common stock have been sold under the ATM Program. 0.9 million of this activity occurred during the three months ended March 31, 2019, all of which were sold by forward purchasers through agents under the ATM Program and pursuant to forward sales agreements for gross proceeds of $34.0 million based on the initial forward price. Capacity of $462.3 million remained available under the program as of March 31, 2019.
SHARE REPURCHASE PROGRAM
In May 2018, our Board of Directors approved a stock repurchase program, which authorizes the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with new proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources, including debt. As of March 31, 2019, no shares have been repurchased under this new program.
SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES
On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and A-2 Term Loans, and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our ATM program. As of March 31, 2019, available liquidity was comprised of $593.5 million of borrowing capacity under the 2019 Credit Facility, $400.0 million of borrowing capacity under the A-2 Term Loans, $18.5 million in restricted cash and restricted cash equivalents and $9.4 million in cash and cash equivalents. We also had capacity of $462.3 million available under our ATM Program as of March 31, 2019.
LONG-TERM LIQUIDITY AND CAPITAL RESOURSES
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, by obtaining asset level financing and by issuing fixed-rate secured or unsecured notes and bonds. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock.
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
2019 Credit Facility
As of March 31, 2019, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.
We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the 2019 Facilities Agreements). As of March 31, 2019, there were no subsidiaries that met this requirement.
As of March 31, 2019, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 1.10%, with $206.5 million in borrowings outstanding, and a ratings-based facility fee in the amount of 0.25% per annum. As of March 31, 2019, there were no letters of credit outstanding.

A-1 Term Loans and A-2 Term Loans
As of March 31, 2019, the full borrowing capacity of $420.0 million under the A-1 Term Loans were fully drawn and the full borrowing capacity of $400.0 million under the A-2 Term Loans was available. The borrowing capacity of both the A-1 Term Loans and A-2 Term Loans may be increased by exercising an accordion feature, up to $620.0 million and $600.0 million, respectively, both subject to obtaining additional lender commitments. The A-1 Term Loans have a maturity of March 31, 2024 and the A-2 Term Loans have a maturity of March 31, 2022.
Borrowings may be repaid without premium or penalty, and may be re-borrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve-month period.
As of March 31, 2019, the A-1 Term Loans bear interest at a rate of LIBOR plus 1.25% based on our credit rating. In addition, a ticking fee accrues on the unused portion of the commitments for the A-2 Term Loans at a rate of 0.20% until the earlier of July 12, 2019 and the termination of the commitments.
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
Master Trust 2013
Master Trust 2013 is an asset-backed securitization platform through which we raise capital by issuing non-recourse net lease mortgage notes collateralized by commercial real estate, net leases and mortgage loans. The commercial real estate is managed by the Company in our capacity as property manager. Rental and mortgage receipts are deposited with the indenture trustee, who first utilizes these funds to satisfy the debt service requirements on the notes and any fees and costs of administration of Master Trust 2013. Any remaining funds are remitted to the issuers on the monthly note payment date.
Upon satisfaction of certain conditions, we may, from time to time, sell or exchange real estate properties or mortgage loans in the Collateral Pool. Proceeds from the sale of the assets are held on deposit by the indenture trustee until a qualifying substitution is made or the amounts are distributed as an early repayment of principal. At March 31, 2019, $7.4 million was held on deposit with the indenture trustees and classified as restricted cash within deferred costs and other assets, net in our consolidated balance sheets.
As of March 31, 2019, there was one series outstanding under Master Trust 2013, Series 2013-2 Class A, with an outstanding principal balance of $166.7 million and a stated interest rate of 5.27%. The series matures December 20, 2023. As of March 31, 2019, the Master Trust 2013 notes were secured by 269 owned and financed properties issued by a single indirect wholly-owned subsidiary of the Company. The outstanding series of Master Trust Notes was rated investment grade as of March 31, 2019.

CMBS
As of March 31, 2019, we had six fixed-rate CMBS loans with $263.7 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.35% and a weighted-average maturity of 4.4 years. Approximately 73% of this debt is partially amortizing and requires a balloon payment at maturity. The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans as of March 31, 2019 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total
Remainder of 2019	—	—	—%	—%	$2,914	$—	$2,914
2020	—	—	—%	—	4,100	—	4,100
2021	—	—	—%	—	4,365	—	4,365
2022	1	12	4.67%	4.67	4,617	42,400	47,017
2023	3	86	5.23% - 5.50%	5.37	3,074	197,912	200,986
Thereafter	2	2	5.23% - 6.00%	5.62	4,269	—	4,269
Total	6	100		5.35%	$23,339	$240,312	$263,651
Related Party Mortgage Loans Payable
Wholly-owned subsidiaries of Spirit are the borrower on four mortgage loans payable held by SMTA and secured by six single-tenant properties. In total, these mortgage notes had outstanding principal of $27.1 million at March 31, 2019, which is included in mortgages and notes payable, net on the consolidated balance sheet. As of March 31, 2019, these mortgage notes have a weighted average stated interest rate of 1.00%, a weighted average remaining term of 9.0 years and are eligible for early repayment without penalty.
Convertible Notes
The Convertible Notes are comprised of two series of notes: (i) $402.5 million aggregate principal amount of 2.875% convertible notes maturing on May 15, 2019 and (ii) $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the Convertible Notes is payable semiannually in arrears on May 15 and November 15 of each year. As of March 31, 2019, the carrying amount of the Convertible Notes was $733.4 million, net of discounts (primarily consisting of the value of the embedded conversion feature) and unamortized deferred financing costs.
Holders may convert the 2021 Notes prior to November 15, 2020 only under specific circumstances: (1) if the closing price of our common stock for each of at last 20 trading days (whether or not consecutive) during the last 30 consecutive trading days in the quarter is greater than or equal to 130% of the conversion price for the Convertible Notes; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last closing price of our common stock and the conversion rate for the Convertible Notes; (3) if we call any or all of the Convertible Notes for redemption prior to the redemption date; or (4) upon the occurrence of specified corporate events as described in the Convertible Notes prospectus supplement. The conditions for conversion of the 2019 Notes prior to November 15, 2018 were not met. On or after November 15, 2018, in the case of the 2019 Notes, or November 15, 2020, in the case of the 2021 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes of the applicable series at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, at our election. We currently expect to retire the 2019 Notes by drawing on the A-2 Term Loans.
The conversion rate for each series of the Convertible Notes is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of March 31, 2019, the conversion rate was 17.4458 per $1,000 principal note. If we undergo a fundamental change (as defined in the Convertible Notes supplemental indentures), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.

DEBT MATURITIES
Future principal payments due on our various types of debt outstanding as of March 31, 2019 (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
2019 Credit Facility	$206,500	$—	$—	$—	$—	$206,500	$—
A-1 Term Loans	420,000	—	—	—	—	—	420,000
Senior Unsecured Notes	300,000	—	—	—	—	—	300,000
Master Trust 2013	166,681	3,615	5,055	5,333	5,629	147,049	—
CMBS	263,651	2,914	4,100	4,365	47,017	200,986	4,269
Related party notes payable	27,148	2,237	3,009	3,039	3,069	3,100	12,694
Convertible Notes (1)	747,500	402,500	—	345,000	—	—	—
	$2,131,480	$411,266	$12,164	$357,737	$55,715	$557,635	$736,963
(1) The Convertible Notes payment balance in 2019 represents the maturity of the 2.875% Convertible Notes, which the Company expects to retire by drawing on the A-2 Term Loans.
CONTRACTUAL OBLIGATIONS
There were no material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.
DISTRIBUTION POLICY
Distributions from our current or accumulated earnings are generally classified as ordinary income, whereas distributions in excess of our current and accumulated earnings, to the extent of a stockholder’s federal income tax basis in our common stock, are generally characterized as a return of capital. Under the 2017 Tax Legislation, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2018 and before January 1, 2026. Distributions in excess of a stockholder’s federal income tax basis in our common stock are generally characterized as capital gain.
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

Cash Flows
The following table presents a summary of our cash flows for the three months ended March 31, 2019 and March 31, 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by operating activities	$71,353	$93,160	$(21,807)
Net cash used in investing activities	(141,373)	(18,182)	(123,191)
Net cash provided by (used in) financing activities	20,491	(61,531)	82,022
Net (decrease) increase in cash, cash equivalents and restricted cash	$(49,529)	$13,447	$(62,976)
As of March 31, 2019, we had $27.9 million of cash, cash equivalents and restricted cash as compared to $77.4 million as of December 31, 2018 and $128.2 million as of March 31, 2018.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
Cash flows generated by operations include the results of assets included in the Spin-Off transaction for the prior period. The direct reduction of portfolio size from the Spin-off was the primary driver in the decrease of net cash provided by operations. These Spin-Off related drivers include:

•	a decrease in cash rental revenue and interest on loans receivable of $55.5 million;

This decrease was offset by:

•	a decrease in cash interest expense of $21.5 million,

•	a decrease in transaction costs of $3.9 million,

•	a decrease in property costs of $2.7 million,

•	a decrease in general and administrative costs of $2.3 million,

•	an increase in related party fees of $6.9 million.

Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the three months ended March 31, 2019 included $160.3 million for the acquisition of 22 properties and $19.6 million of capitalized real estate expenditures. These outflows were partially offset by $34.8 million in net proceeds from the disposition of six properties and $3.7 million in collections of principal on loans receivable.
During the same period in 2018, net cash used in investing activities during the three months ended March 31, 2018 consisted of $35.0 million funded to Shopko for a term loan, $2.7 million for the acquisition of one property, and $9.9 million of capitalized real estate expenditures. These outflows were partially offset by $26.1 million in proceeds from the disposition of 29 properties.
Financing Activities
Generally, our net cash used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock offerings and repurchases and dividend payments on our common and preferred stock.
Net cash provided by financing activities during the three months ended March 31, 2019 was primarily attributable to net borrowings of $60.2 million under our revolving credit facilities and net proceeds from the issuance of common stock of $32.4 million. These amounts were partially offset by the payment of dividends to equity owners of $56.2 million, repayment of $2.9 million on mortgages and notes payable, deferred financing costs of $11.3 million, debt extinguishment costs of $1.0 million and common stock share repurchases totaling $0.7 million.
During the same period in 2018, net cash used in financing activities during the three months ended March 31, 2018 was primarily attributable to common stock share repurchases totaling $104.5 million and payment of dividends to equity owners of $83.4 million. These amounts were partially offset by net borrowings of $42.5 million under our 2015 Credit Facility and $86.2 million under mortgages and notes payable.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any material off-balance sheet arrangements.
New Accounting Pronouncements
See Note 2 to the consolidated financial statements herein.
Non-GAAP Financial Measures
We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT). FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions. FFO is a supplemental non-GAAP financial measure. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited. In addition, other equity REITs may not calculate FFO as we do, and, accordingly, our FFO may not be comparable to such other equity REITs’ FFO. Accordingly, FFO should be considered only as a supplement to net income (loss) attributable to common stockholders (computed in accordance with GAAP) as a measure of our performance.
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring and divestiture costs, other general and administrative costs associated with relocation of the Company's headquarters, transactions costs associated with our Spin-Off, default interest and fees on non-recourse mortgage indebtedness, debt extinguishment gains (losses), transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases, costs associated with performing on a guarantee of a former tenant's debt, and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above- and below-market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable, bad debt expense and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs’ AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should only be considered a supplement, and not an alternative, to net income (loss) attributable to common stockholders (computed in accordance with GAAP) as a performance measure.
Adjusted Debt
Adjusted Debt represents represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium, deferred financing costs, and reduced by cash and cash equivalents and cash reserves on deposit with lenders as additional security. By excluding these amounts, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition.
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
Adjusted EBITDAre
Adjusted EBITDAre represents EBITDAre as adjusted for transaction costs, revenue producing acquisitions and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter, severance charges, real estate acquisition costs, and debt extinguishment gains (losses). We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.
Annualized Adjusted EBITDAre
Annualized Adjusted EBITDAre is calculated as Adjusted EBITDAre for the quarter, adjusted for items where annualization would not be appropriate, multiplied by four. Our computation of Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology used by other equity REITs to calculate these measures and, therefore, may not be comparable to such other REITs.
Adjusted Debt to Annualized Adjusted EBITDAre
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

FFO and AFFO

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net income attributable to common stockholders	$40,990	$28,130
Add / (less):
Portfolio depreciation and amortization	41,207	61,976
Portfolio impairments	3,692	14,569
Gain (loss) on disposition of assets	(8,730)	605
FFO attributable to common stockholders	$77,159	$105,280
Add / (less):
Gain on debt extinguishment	(8,783)	(21,328)
Real estate acquisition costs	71	48
Transaction costs	—	3,932
Non-cash interest expense	4,737	7,541
Accrued interest and fees on defaulted loans	285	556
Straight-line rent, net of related bad debt expense	(2,907)	(4,457)
Other amortization and non-cash charges	(325)	(605)
Non-cash compensation expense (1)	3,578	4,366
AFFO attributable to common stockholders	$73,815	$95,333

Net income per share of common stock - Diluted (1)	$0.48	$0.31

FFO per share of common stock - Diluted (1)	$0.90	$1.18

AFFO per share of common stock - Diluted (1)	$0.86	$1.07

Weighted average shares of common stock outstanding:
Diluted	85,504,897	89,020,751
(1) For the three months ended March 31, 2019 and 2018, dividends paid to unvested restricted stockholders of $0.3 million and $0.4 million, respectively, are deducted from net income, FFO and AFFO attributable to common stockholders in the computation of per share amounts.
For both the three months ended March 31, 2019, and 2018, undistributed earnings allocated to unvested restricted stockholders of $0.1 million are deducted from FFO and AFFO attributable to common stockholders in the computation of per share amounts.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

March 31,
(Dollars in thousands)	2019	2018
Revolving credit facilities	$206,500	$154,500
Term loans	413,905	—
Senior Unsecured Notes, net	295,882	295,431
Mortgages and notes payable, net	450,534	2,571,794
Convertible Notes, net	733,412	719,295
Total debt, net	2,100,233	3,741,020
Add / (less):
Unamortized debt discount, net	12,027	48,768
Unamortized deferred financing costs	19,220	38,140
Cash and cash equivalents	(9,376)	(10,989)
Restricted cash balances held for the benefit of lenders	(18,516)	(117,166)
Adjusted Debt	$2,103,588	$3,699,773

Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net income	$43,578	$30,718
Add / (less):
Interest	26,611	51,065
Depreciation and amortization	41,349	62,117
Income tax expense	220	252
Realized (gains) losses on sales of real estate assets	(8,730)	605
Impairments on real estate assets	3,692	14,569
EBITDAre	$106,720	$159,326
Add /(less):
Adjustments to revenue producing acquisitions and dispositions (1)	2,644	—
Transaction costs	—	3,932
Real estate acquisition costs	71	48
Gain on debt extinguishment	(8,783)	(21,328)
Severance costs	—	3,893
Adjusted EBITDAre	$100,652	$145,871
Other adjustments for Annualized EBITDAre (2)	980	$—
Annualized Adjusted EBITDAre (3)	$406,528	$583,484
Adjusted Debt / Annualized Adjusted EBITDAre	5.2	x	6.3	x

(1) Revenue producing acquisitions and dispositions were adjusted as if such acquisitions and dispositions had occurred at the beginning of the quarter.
(2) Adjustments for which annualization would not be appropriate are composed of write-offs related to certain straight-line rent receivables and other compensation adjustments.
(3) Adjusted EBITDAre for the quarter, multiplied by four.

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
Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and global economic and political conditions, which are beyond our control. Our operating results depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our 2019 Facilities Agreement. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments, which may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.
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
The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of March 31, 2019, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of March 31, 2019, $1.5 billion of our indebtedness was fixed-rate, consisting of our Senior Unsecured Notes, mortgages and notes payable and Convertible Notes, with a weighted average stated interest rate of 4.05%, excluding amortization of deferred financing costs and debt discounts/premiums. As of March 31, 2019, $626.5 million of our indebtedness was variable-rate, consisting of our 2019 Credit Facility and A-1 Term Loans, with a weighted average stated interest rate of 3.71%. If one-month LIBOR as of March 31, 2019 increased by 12.5 basis points, or 0.125%, the resulting increase in annual interest expense with respect to the $626.5 million outstanding under the 2019 Credit Facility and A-1 Term Loans would impact our future earnings and cash flows by $0.8 million.
We intend to continue our practice of employing interest rate derivative contracts, such as interest rate swaps, to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate changes. We do not intend to enter into derivative contracts for speculative or trading purposes. We generally intend to utilize derivative instruments to hedge interest rate risk on our liabilities and not use derivatives for other purposes, such as hedging asset-related risks. Hedging transactions, however, may generate income which is not qualified income for purposes of maintaining our REIT status. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.
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

The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of March 31, 2019 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$206,500	$215,024
A-1 Term Loans, net(1)	413,905	445,860
Senior Unsecured Notes, net(1)	295,882	297,420
Mortgages and notes payable, net(1)	450,534	479,603
Convertible Notes, net(1)	733,412	747,365
(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures
SPIRIT REALTY CAPITAL, INC.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2019 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.
SPIRIT REALTY, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2019 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors as disclosed in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K.
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

3.7	Certificate of Limited Partnership of Spirit Realty, L.P. dated September 25, 2012, filed as Exhibit 4.5 to the Company's Form S-4 on March 20, 2017 and incorporated herein by reference.

3.8	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Form 8-K on April 29, 2019 and incorporated herein by reference.

10.1	Spirit Realty Capital, Inc. Director Compensation Program, effective August 16, 2018, filed as Exhibit 10.1 to the Company's Form 8-K on August 22, 2018 and incorporated herein by reference.

10.2
Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated March 2, 2017, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

10.22
Revolving Credit and Term Loan Agreement among Spirit Realty L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated January 14, 2019, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.23
Guaranty between Spirit Realty Capital, Inc. and JPMorgan Chase Bank, N.A., and acknowledged by Spirit Realty L.P., dated January 14, 2019, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.24
Term Loan Agreement among Spirit Realty L.P., Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated January 14, 2019, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.25
Guaranty between Spirit Realty Capital, Inc. and Bank of America, N.A, and acknowledged by Spirit Realty L.P., dated January 14, 2019, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

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
Date: May 2, 2019