Form 10-Q
period 2019-06-30
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2019-08-07
CIK 1308606, 1703181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Spirit Realty Capital, Inc. Yes ☒ No □	Spirit Realty, L.P. Yes ☒ No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Spirit Realty Capital, Inc. Yes ☒ No □	Spirit Realty, L.P. Yes ☒ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Spirit Realty Capital, Inc.

Large accelerated filer ☒	Accelerated filer □	Non-accelerated filer □

Smaller reporting company ☐	Emerging growth company ☐

Spirit Realty, L.P.

Large accelerated filer □	Accelerated filer □	Non-accelerated filer ☒

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Spirit Realty Capital, Inc. □	Spirit Realty, L.P. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spirit Realty Capital, Inc. Yes □ No ☒	Spirit Realty, L.P. Yes □ No ☒

As of August 5, 2019, there were 90,108,177 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the three and six months ended June 30, 2019 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.

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

GLOSSARY

1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2015 Credit Agreement	Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
2015 Credit Facility	$800.0 million unsecured credit facility pursuant to the 2015 Credit Agreement
2015 Term Loan	$420.0 million senior unsecured term facility pursuant to the 2015 Term Loan Agreement
2015 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
2017 Tax Legislation	Tax Cuts and Jobs Act
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Facilities Agreements	2019 Revolving Credit and Term Loan Agreement and A-2 Term Loans
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
2026 Senior Unsecured Notes	$300 million aggregate principal amount of senior notes issued in August 2016
2029 Senior Unsecured Notes	$400 million aggregate principal amount of senior notes issued in June 2019
A-1 Term Loans	$420.0 million unsecured term loan facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
A-2 Term Loans

$400.0 million unsecured term loan facility pursuant to a term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time

Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
AFFO	Adjusted Funds From Operations. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, as amended
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018 and subsequently assigned by Spirit Realty, L.P. to Spirit Realty AM Corporation on April 1, 2019
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Company may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
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

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real Estate Investment Trust
S&P	S&P's Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Unsecured Notes and 2029 Senior Unsecured Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
SMTA	Spirit MTA REIT, a Maryland real estate investment trust
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$1,724,383	$1,632,664
Buildings and improvements	3,352,610	3,125,053
Total real estate investments	5,076,993	4,757,717
Less: accumulated depreciation	(669,696)	(621,456)
	4,407,297	4,136,261
Loans receivable, net	38,220	47,044
Intangible lease assets, net	297,749	294,463
Real estate assets under direct financing leases, net	16,371	20,289
Real estate assets held for sale, net	9,362	18,203
Net investments	4,768,999	4,516,260
Cash and cash equivalents	9,984	14,493
Deferred costs and other assets, net	119,960	156,428
Investment in Master Trust 2014	33,490	33,535
Preferred equity investment in SMTA	150,000	150,000
Goodwill	225,600	225,600
Total assets	$5,308,033	$5,096,316

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$146,300
Term loans, net	814,336	419,560
Senior Unsecured Notes, net	691,940	295,767
Mortgages and notes payable, net	286,312	463,196
Convertible Notes, net	333,427	729,814
Total debt, net	2,126,015	2,054,637
Intangible lease liabilities, net	118,477	120,162
Accounts payable, accrued expenses and other liabilities	134,081	119,768
Total liabilities	2,378,573	2,294,567
Commitments and contingencies (see Note 6)

Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both June 30, 2019 and December 31, 2018	166,177	166,177
Common stock, $0.05 par value, 175,000,000 shares authorized: 90,110,727 and 85,787,355 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	4,506	4,289
Capital in excess of common stock par value	5,165,396	4,995,697
Accumulated deficit	(2,385,685)	(2,357,255)
Accumulated other comprehensive loss	(20,934)	(7,159)
Total stockholders’ equity	2,929,460	2,801,749
Total liabilities and stockholders’ equity	$5,308,033	$5,096,316

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$106,506	$98,236	$210,573	$199,743
Interest income on loans receivable	920	294	1,906	1,289
Earned income from direct financing leases	308	465	704	930
Related party fee income	7,249	2,219	14,176	2,219
Other income	762	1,245	979	1,817
Total revenues	115,745	102,459	228,338	205,998
Expenses:
General and administrative	13,833	13,520	27,014	28,810
Property costs (including reimbursable)	4,407	4,806	9,561	10,357
Deal pursuit costs	173	70	244	117
Interest	25,176	23,548	51,787	46,601
Depreciation and amortization	41,342	39,942	82,691	80,636
Impairments	3,607	1,478	7,299	4,975
Total expenses	88,538	83,364	178,596	171,496
Other income:
(Loss) gain on debt extinguishment	(14,676)	5,509	(5,893)	27,092
Gain (loss) on disposition of assets	29,776	(860)	38,506	391
Preferred dividend income from SMTA	3,750	1,250	7,500	1,250
Total other income	18,850	5,899	40,113	28,733
Income from continuing operations before income tax expense	46,057	24,994	89,855	63,235
Income tax expense	(320)	(177)	(540)	(340)
Income from continuing operations	45,737	24,817	89,315	62,895
Loss from discontinued operations	—	(7,653)	—	(15,013)
Net income	$45,737	$17,164	$89,315	$47,882
Dividends paid to preferred shareholders	(2,588)	(2,588)	(5,176)	(5,176)
Net income attributable to common stockholders	$43,149	$14,576	$84,139	$42,706

Net income per share attributable to common stockholders - basic:
Continuing operations	$0.49	$0.26	$0.97	$0.65
Discontinued operations	—	(0.09)	—	(0.15)
Net income per share attributable to common stockholders - basic	$0.49	$0.17	$0.97	$0.50

Net income per share attributable to common stockholders - diluted:
Continuing operations	$0.49	$0.26	$0.96	$0.65
Discontinued operations	—	(0.09)	—	(0.15)
Net income per share attributable to common stockholders - diluted	$0.49	$0.17	$0.96	$0.50

Weighted average shares of common stock outstanding:
Basic	87,001,987	85,627,324	86,253,698	87,291,718
Diluted	87,890,699	85,804,263	86,779,297	87,403,230

Dividends declared per common share issued	$0.6250	$0.9000	$1.2500	$1.8000

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$43,149	$14,576	$84,139	$42,706
Other comprehensive loss:
Change in net unrealized losses on cash flow hedges	(8,754)	—	(13,775)	—
Total comprehensive income	$34,395	$14,576	$70,364	$42,706

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Six Months Ended June 30, 2019	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2018	6,900,000	$166,177	85,787,355	$4,289	$4,995,697	$(2,357,255)	$(7,159)	$2,801,749
Net income	—	—	—	—	—	43,578	—	43,578
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	40,990	—	40,990
Other comprehensive loss	—	—	—	—	—	—	(5,021)	(5,021)
Dividends declared on common stock	—	—	—	—	—	(54,254)	—	(54,254)
Tax withholdings related to net stock settlements	—	—	(17,800)	(1)	—	(703)	—	(704)
Issuance of shares of common stock, net	—	—	893,526	45	32,641	—	—	32,686
Other	—	—	—	—	(79)	—	—	(79)
Stock-based compensation, net	—	—	148,705	8	3,570	(309)	—	3,269
Balances, March 31, 2019	6,900,000	$166,177	86,811,786	$4,341	$5,031,829	$(2,371,531)	$(12,180)	$2,818,636
Net income	—	—	—	—	—	45,737	—	45,737
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	43,149	—	43,149
Other comprehensive loss	—	—	—	—	—	—	(8,754)	(8,754)
Dividends declared on common stock	—	—	—	—	—	(56,318)	—	(56,318)
Tax withholdings related to net stock settlements	—	—	(16,367)	(1)	—	(677)	—	(678)
Issuance of shares of common stock, net	—	—	3,292,102	165	129,685	—	—	129,850
Stock-based compensation, net	—	—	23,206	1	3,882	(308)	—	3,575
Balances, June 30, 2019	6,900,000	$166,177	90,110,727	$4,506	$5,165,396	$(2,385,685)	$(20,934)	$2,929,460

Six Months Ended June 30, 2018	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2017	6,900,000	$166,193	89,774,135	$4,489	$5,193,631	$(2,044,704)	$—	$3,319,609
Net income	—	—	—	—	—	30,718	—	30,718
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	28,130	—	28,130
Dividends declared on common stock	—	—	—	—	—	(78,581)	—	(78,581)
Tax withholdings related to net stock settlements	—	—	(12,188)	—	—	(484)	—	(484)
Repurchase of common shares	—	—	(2,632,210)	(132)	—	(103,910)	—	(104,042)
Stock-based compensation, net	—	—	183,081	9	4,357	(275)	—	4,091
Balances, March 31, 2018	6,900,000	$166,193	87,312,818	$4,366	$5,197,988	$(2,199,824)	$—	$3,168,723
Net income	—	—	—	—	—	17,164	—	17,164
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	14,576	—	14,576
Dividends declared on common stock	—	—	—	—	—	(77,143)	—	(77,143)
Tax withholdings related to net stock settlements	—	—	(28,375)	(2)	—	(1,171)	—	(1,173)
Repurchase of common shares	—	—	(1,612,236)	(80)	—	(64,043)	—	(64,123)
SMTA dividend distribution	—	—	—	—	(216,005)	—	—	(216,005)
Stock-based compensation, net	—	—	42,306	2	4,736	(307)	—	4,431
Balances, June 30, 2018	6,900,000	$166,193	85,714,513	$4,286	$4,986,719	$(2,327,912)	$—	$2,829,286

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$89,315	$47,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,691	116,097
Impairments	7,299	15,918
Amortization of deferred financing costs	3,805	5,552
Amortization of debt discounts	4,626	8,252
Stock-based compensation expense	7,461	9,104
Loss (gain) on debt extinguishment	5,893	(26,729)
Gain on dispositions of real estate and other assets	(38,506)	(117)
Non-cash revenue	(8,237)	(9,765)
Bad debt expense and other	162	1,592
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,313)	(3,254)
Accounts payable, accrued expenses and other liabilities	(8,921)	(4,121)
Net cash provided by operating activities	144,275	160,411
Investing activities
Acquisitions of real estate	(447,499)	(18,144)
Capitalized real estate expenditures	(25,680)	(21,133)
Investments in loans receivable	—	(35,450)
Collections of principal on loans receivable and real estate assets under direct financing leases	8,080	22,818
Proceeds from dispositions of real estate and other assets, net	163,165	37,563
Net cash used in investing activities	(301,934)	(14,346)

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Financing activities
Borrowings under revolving credit facilities	615,700	475,500
Repayments under revolving credit facilities	(762,000)	(241,000)
Borrowings under mortgages and notes payable	—	104,247
Repayments under mortgages and notes payable	(171,279)	(164,883)
Borrowings under term loans	820,000	—
Repayments under term loans	(420,000)	—
Repayments under Convertible Notes	(402,500)	—
Borrowings under Senior Unsecured Notes	399,696	—
Debt extinguishment costs	(12,314)	(2,968)
Deferred financing costs	(13,916)	(1,398)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	—	(73,081)
Sale of SubREIT preferred shares	—	5,000
Proceeds from issuance of common stock, net of offering costs	162,270	—
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(1,382)	(169,821)
Common stock dividends paid	(107,872)	(159,534)
Preferred stock dividends paid	(5,176)	(5,176)
Net cash provided by (used in) financing activities	101,227	(233,114)
Net decrease in cash, cash equivalents and restricted cash	(56,432)	(87,049)
Cash, cash equivalents and restricted cash, beginning of period	77,421	114,707
Cash, cash equivalents and restricted cash, end of period	$20,989	$27,658

Cash paid for interest	$43,242	$76,963
Cash paid for income taxes	$1,045	$754

Supplemental Disclosures of Non-Cash Activities:	Six Months Ended June 30,
	2019	2018
Distributions declared and unpaid	$56,318	$78,381
Relief of debt through sale or foreclosure of real estate properties	10,368	56,119
Net real estate and other collateral assets sold or surrendered to lender	654	28,271
Cash flow hedge changes in fair value	14,326	—
Accrued interest capitalized to principal (1)	251	412
Accrued market-based award dividend rights	616	306
Accrued capitalized costs	3,270	—
Accrued deferred financing costs	1,109	—
Financing provided in connection with disposition of assets	—	2,888
Right-of-use lease assets	6,143	—
Lease liabilities	6,143	—
Reclass of residual value from direct financing lease to operating lease	3,960	—
Investment in preferred shares	—	150,000
Non-cash distribution to SMTA, net	—	142,924

(1)	Accrued and overdue interest on certain CMBS notes that were intentionally placed in default.

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Balance Sheets

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$1,724,383	$1,632,664
Buildings and improvements	3,352,610	3,125,053
Total real estate investments	5,076,993	4,757,717
Less: accumulated depreciation	(669,696)	(621,456)
	4,407,297	4,136,261
Loans receivable, net	38,220	47,044
Intangible lease assets, net	297,749	294,463
Real estate assets under direct financing leases, net	16,371	20,289
Real estate assets held for sale, net	9,362	18,203
Net investments	4,768,999	4,516,260
Cash and cash equivalents	9,984	14,493
Deferred costs and other assets, net	119,960	156,428
Investment in Master Trust 2014	33,490	33,535
Preferred equity investment in SMTA	150,000	150,000
Goodwill	225,600	225,600
Total assets	$5,308,033	$5,096,316

Liabilities and partners' capital
Liabilities:
Revolving credit facilities	$—	$146,300
Term loans, net	814,336	419,560
Senior Unsecured Notes, net	691,940	295,767
Mortgages and notes payable, net	286,312	463,196
Notes payable to Spirit Realty Capital, Inc., net	333,427	729,814
Total debt, net	2,126,015	2,054,637
Intangible lease liabilities, net	118,477	120,162
Accounts payable, accrued expenses and other liabilities	134,081	119,768
Total liabilities	2,378,573	2,294,567
Commitments and contingencies (see Note 6)
Partners' capital:
Partnership units
General partner's capital: 797,644 units issued and outstanding as of both June 30, 2019 and December 31, 2018	22,690	23,061
Limited partners' preferred capital: 6,900,000 units issued and outstanding as of both June 30, 2019 and December 31, 2018	166,177	166,177
Limited partners' capital: 89,313,083 and 84,989,711 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,740,593	2,612,511
Total partners' capital	2,929,460	2,801,749
Total liabilities and partners' capital	$5,308,033	$5,096,316

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Operations

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$106,506	$98,236	$210,573	$199,743
Interest income on loans receivable	920	294	1,906	1,289
Earned income from direct financing leases	308	465	704	930
Related party fee income	7,249	2,219	14,176	2,219
Other income	762	1,245	979	1,817
Total revenues	115,745	102,459	228,338	205,998
Expenses:
General and administrative	13,833	13,520	27,014	28,810
Property costs (including reimbursable)	4,407	4,806	9,561	10,357
Deal pursuit costs	173	70	244	117
Interest	25,176	23,548	51,787	46,601
Depreciation and amortization	41,342	39,942	82,691	80,636
Impairments	3,607	1,478	7,299	4,975
Total expenses	88,538	83,364	178,596	171,496
Other income:
(Loss) gain on debt extinguishment	(14,676)	5,509	(5,893)	27,092
Gain (loss) on disposition of assets	29,776	(860)	38,506	391
Preferred dividend income from SMTA	3,750	1,250	7,500	1,250
Total other income	18,850	5,899	40,113	28,733
Income from continuing operations before income tax expense	46,057	24,994	89,855	63,235
Income tax expense	(320)	(177)	(540)	(340)
Income from continuing operations	45,737	24,817	89,315	62,895
Loss from discontinued operations	—	(7,653)	—	(15,013)
Net income	$45,737	$17,164	$89,315	$47,882
Preferred distributions	(2,588)	(2,588)	(5,176)	(5,176)
Net income after preferred distributions	$43,149	$14,576	$84,139	$42,706

Net income attributable to the general partner:
Continuing operations	$394	$192	$774	$476
Discontinued operations	—	(59)	—	(114)
Net income attributable to the general partner	$394	$133	$774	$362

Net income attributable to the limited partners:
Continuing operations	$45,343	$24,625	$88,541	$62,419
Discontinued operations	—	(7,594)	—	(14,899)
Net income attributable to the limited partners	$45,343	$17,031	$88,541	$47,520

SPIRIT REALTY, L.P.

Consolidated Statements of Operations

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income per partnership unit - basic:
Continuing operations	$0.49	$0.26	$0.97	$0.65
Discontinued operations	—	(0.09)	—	(0.15)
Net income per partnership unit - basic	$0.49	$0.17	$0.97	$0.50

Net income per partnership unit - diluted:
Continuing operations	$0.49	$0.26	$0.96	$0.65
Discontinued operations	—	(0.09)	—	(0.15)
Net income per partnership unit - diluted	$0.49	$0.17	$0.96	$0.50

Weighted average partnership units outstanding:
Basic	87,001,987	85,627,324	86,253,698	87,291,718
Diluted	87,890,699	85,804,263	86,779,297	87,403,230

Distributions declared per partnership unit issued	$0.6250	$0.9000	$1.2500	$1.8000

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income after preferred distributions	$43,149	$14,576	$84,139	$42,706
Other comprehensive loss:
Change in net unrealized losses on cash flow hedges	(8,754)	—	(13,775)	—
Total comprehensive income	$34,395	$14,576	$70,364	$42,706

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Partners' Capital

(In Thousands, Except Unit Data)

(Unaudited)

Six Months Ended June 30, 2019	Preferred Units		Common Units
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)		Total Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2018	6,900,000	$166,177	797,644	$23,061	84,989,711	$2,612,511	$2,801,749
Net income	—	—	—	380	—	43,198	43,578
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		380		40,610	40,990
Other comprehensive loss	—	—	—	(47)	—	(4,974)	(5,021)
Partnership distributions declared on common units	—	—	—	(504)	—	(53,750)	(54,254)
Tax withholdings related to net settlement of common units	—	—	—	—	(17,800)	(704)	(704)
Issuance of common units, net	—	—	—	—	893,526	32,686	32,686
Other	—	—	—	(1)	—	(78)	(79)
Stock-based compensation, net	—	—	—	—	148,705	3,269	3,269
Balances, March 31, 2019	6,900,000	$166,177	797,644	$22,889	86,014,142	$2,629,570	$2,818,636
Net income	—	—	—	394	—	45,343	45,737
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		394		42,755	43,149
Other comprehensive loss	—	—	—	(80)	—	(8,674)	(8,754)
Partnership distributions declared on common units	—	—	—	(513)	—	(55,805)	(56,318)
Tax withholdings related to net settlement of common units	—	—	—	—	(16,367)	(678)	(678)
Issuance of common units, net	—	—	—	—	3,292,102	129,850	129,850
Stock-based compensation, net	—	—	—	—	23,206	3,575	3,575
Balances, June 30, 2019	6,900,000	$166,177	797,644	$22,690	89,313,083	$2,740,593	$2,929,460

Six Months Ended June 30, 2018	Preferred Units		Common Units
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)		Total Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2017	6,900,000	$166,193	797,644	$24,426	88,976,491	$3,128,990	$3,319,609
Net income	—	—	—	229	—	30,489	30,718
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		229		27,901	28,130
Partnership distributions declared on common units	—	—	—	(701)	—	(77,880)	(78,581)
Tax withholdings related to net settlement of common units	—	—	—	—	(12,188)	(484)	(484)
Repurchase of partnership units	—	—	—	—	(2,632,210)	(104,042)	(104,042)
Stock-based compensation, net	—	—	—	—	183,081	4,091	4,091
Balances, March 31, 2018	6,900,000	$166,193	797,644	$23,954	86,515,174	$2,978,576	$3,168,723
Net income	—	—	—	133	—	17,031	17,164
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		133		14,443	14,576
Partnership distributions declared on common units	—	—	—	(703)	—	(76,440)	(77,143)
Tax withholdings related to net settlement of common units	—	—	—	—	(28,375)	(1,173)	(1,173)
Repurchase of partnership units	—	—	—	—	(1,612,236)	(64,123)	(64,123)
SMTA dividend distribution	—	—	—	—	—	(216,005)	(216,005)
Stock-based compensation, net	—	—	—	—	42,306	4,431	4,431
Balances, June 30, 2018	6,900,000	$166,193	797,644	$23,384	84,916,869	$2,639,709	$2,829,286

(1)	Consists of limited partnership interests held by the Corporation and Spirit Notes Partner, LLC.
(2)	Consists of general partnership interests held by OP Holdings.

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$89,315	$47,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,691	116,097
Impairments	7,299	15,918
Amortization of deferred financing costs	3,805	5,552
Amortization of debt discounts	4,626	8,252
Stock-based compensation expense	7,461	9,104
Loss (gain) on debt extinguishment	5,893	(26,729)
Gain on dispositions of real estate and other assets	(38,506)	(117)
Non-cash revenue	(8,237)	(9,765)
Bad debt expense and other	162	1,592
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,313)	(3,254)
Accounts payable, accrued expenses and other liabilities	(8,921)	(4,121)
Net cash provided by operating activities	144,275	160,411
Investing activities
Acquisitions of real estate	(447,499)	(18,144)
Capitalized real estate expenditures	(25,680)	(21,133)
Investments in loans receivable	—	(35,450)
Collections of principal on loans receivable and real estate assets under direct financing leases	8,080	22,818
Proceeds from dispositions of real estate and other assets, net	163,165	37,563
Net cash used in investing activities	(301,934)	(14,346)

SPIRIT REALTY, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Financing activities
Borrowings under revolving credit facilities	615,700	475,500
Repayments under revolving credit facilities	(762,000)	(241,000)
Borrowings under mortgages and notes payable	—	104,247
Repayments under mortgages and notes payable	(171,279)	(164,883)
Borrowings under term loans	820,000	—
Repayments under term loans	(420,000)	—
Repayments under Convertible Notes	(402,500)	—
Borrowings under Senior Unsecured Notes	399,696	—
Debt extinguishment costs	(12,314)	(2,968)
Deferred financing costs	(13,916)	(1,398)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	—	(73,081)
Sale of SubREIT preferred shares	—	5,000
Proceeds from issuance of partnership units, net of offering costs	162,270	—
Repurchase of partnership units, including tax withholdings related to net settlement of common units	(1,382)	(169,821)
Common distributions paid	(107,872)	(159,534)
Preferred distributions paid	(5,176)	(5,176)
Net cash provided by (used in) financing activities	101,227	(233,114)
Net decrease in cash, cash equivalents and restricted cash	(56,432)	(87,049)
Cash, cash equivalents and restricted cash, beginning of period	77,421	114,707
Cash, cash equivalents and restricted cash, end of period	$20,989	$27,658

Cash paid for interest	$43,242	$76,963
Cash paid for income taxes	$1,045	$754

Supplemental Disclosures of Non-Cash Activities:	Six Months Ended June 30,
	2019	2018
Distributions declared and unpaid	$56,318	$78,381
Relief of debt through sale or foreclosure of real estate properties	10,368	56,119
Net real estate and other collateral assets sold or surrendered to lender	654	28,271
Cash flow hedge changes in fair value	14,326	—
Accrued interest capitalized to principal (1)	251	412
Accrued market-based award dividend rights	616	306
Accrued capitalized costs	3,270	—
Accrued deferred financing costs	1,109	—
Financing provided in connection with disposition of assets	—	2,888
Right-of-use lease assets	6,143	—
Lease liabilities	6,143	—
Reclass of residual value from direct financing lease to operating lease	3,960	—
Investment in preferred shares	—	150,000
Non-cash distribution to SMTA, net	—	142,924

(1)	Accrued and overdue interest on certain CMBS notes that were intentionally placed in default.

See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 1. Organization

Organization and Operations

Spirit Realty Capital, Inc. (the "Corporation" or "Spirit" or, with its consolidated subsidiaries, the "Company") operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally leased on a long-term, triple-net basis to tenants operating within retail, office, industrial and data center property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits. The Company began operations through a predecessor legal entity in 2003.

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

The Company also consolidates a variable interest entity ("VIE") when the Company is determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company's determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements and other contractual arrangements. The Company evaluated SMTA under ASC 810 Consolidation at time of Spin-Off and continues to evaluate quarterly thereafter. As a result of this analysis, the Company concluded that while it has variable interests in SMTA, SMTA is not a VIE. Control of SMTA is therefore evaluated under the voting interest model and does not require consolidation by the Company.

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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of June 30, 2019 and December 31, 2018, net assets totaling $0.48 billion and $0.90 billion, respectively, were held, and net liabilities totaling $0.30 billion and $0.48 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

Discontinued Operations

A discontinued operation represents: (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition. Examples of a strategic shift include disposing of: (i) a separate major line of business, (ii) a separate major geographic area of operations, or (iii) other major parts of the Company. The Company determined that the Spin-Off represented a strategic shift that has a major effect on the Company's results and, therefore, SMTA 's operations qualify as discontinued operations. See Note 12 for further discussion on discontinued operations.

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

Revenue Recognition

Rental Income: Cash and Straight-line Rent

The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. For the majority of our operating leases at June 30, 2019, the lease includes one or more options to extend, typically for a period of five to ten years per renewal option. Excluding Walgreen Co., less than 1% of the Company's operating leases at June 30, 2019 include an option to terminate. Walgreen Co. leases are generally for fifty years or more with several five-year termination periods after an initial non-cancelable term. For less than 6% of operating leases at June 30, 2019, the lease includes an option to purchase, where the purchase option is generally determined based on fair market value of the underlying property. The Company does not include any of these options in its evaluation for lease classification purposes or for recognizing rental income unless the Company is reasonably certain the tenant will exercise the option.

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

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

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

For leases that provide for fixed contractual escalations, rental revenue is recognized on a straight-line basis to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the initial term of the leases.

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

Rental Income: Tenant Reimbursement Revenue

Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Certain leases contain additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, which are non-lease components. The Company has elected to combine all its nonlease components, which were determined to have the same pattern of transfer as the related operating lease component, into a single combined lease component. Tenant reimbursement revenue is variable and is recognized as revenue in the period in which the related expenses are incurred, with the related expense included in property costs (including reimbursable). Tenant reimbursements are recorded on a gross basis in instances when our tenants reimburse us for property costs which we incur. Tenant receivables are carried net of any allowances for amounts that are not probable of collection.

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

Allowance for Doubtful Accounts

The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $2.9 million and $4.9 million at June 30, 2019 and December 31, 2018, respectively, against accounts receivable balances of $9.7 million and $12.4 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.

For receivable balances related to the straight-line method of reporting rental revenue, the collectability is assessed in conjunction with the evaluation of rental income as described above. The Company has a reserve for losses of $0.7 million and $1.1 million at June 30, 2019 and December 31, 2018, respectively, against straight-line receivables of $74.9 million and $69.4 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

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

	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$9,984	$14,493	$9,289
Restricted cash:
Collateral deposits (1)	440	351	372
Tenant improvements, repairs, and leasing commissions (2)	9,985	9,093	9,147
Master Trust Release (3)	—	7,412	7,412
1031 Exchange proceeds, net	—	45,042	—
Other (4)	580	1,030	1,438
Total cash, cash equivalents and restricted cash	$20,989	$77,421	$27,658

(1)	Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.
(2)	Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.
(3)

Proceeds from the sale of assets pledged as collateral under the Master Trust 2013 notes, which are held on deposit until a qualifying substitution is made or the funds are applied as prepayment of principal. The Master Trust 2013 notes were extinguished in June 2019. See Note 4 for additional detail.

(4)	Funds held in lender-controlled accounts released after scheduled debt service requirements are met.

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

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

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

•

The Company elected to use the comparative period expedient, which permits the Company to recognize any cumulative adjustments as of the date of initial application and not record adjustments to prior reported periods. As a result of this election, bad debt expense is being presented in "rental income" on a prospective basis, compared to "property costs (including reimbursable)" for periods prior to January 1, 2019. Bad debt (recovery) expense was $(0.6) million and $0.3 million for the three and six months ended June 30, 2019, respectively. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

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

As a lessee, the Company recognized the right-of-use lease assets and lease liabilities for our operating leases of $6.4 million and $8.6 million, respectively, on January 1, 2019, which are included in deferred costs and other assets, net and accounts payable, accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheet. As a lessor, our recognition of rental income remained materially consistent with previous guidance, apart from expanded disclosure requirements. As such, the Company concludes that the overall impact of the ASU had no material impact on the Company's reported revenues, results of operations or financial position.

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

Note 3. Investments

As of June 30, 2019, the Company's gross investment in real estate properties and loans totaled approximately $5.4 billion, representing investments in 1,606 properties, including 43 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 48 states with Texas, at 11.9%, as the only state with a Real Estate Investment Value greater than 10% of the Real Estate Investment Value of the Company's entire portfolio.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

Owned Properties

During the six months ended June 30, 2019, the Company had the following owned real estate activity, net of accumulated depreciation and amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2018	1,459	3	1,462	$5,054,524	$22,064	$5,076,588
Acquisitions/improvements (1)(2)	126	—	126	474,689	—	474,689
Dispositions of real estate (3)(4)	(7)	(18)	(25)	(22,082)	(123,204)	(145,286)
Transfers to Held for Sale	(20)	20	—	(120,344)	120,344	—
Transfers from Held for Sale	—	—	—	—	—	—
Impairments	—	—	—	(2,536)	(4,763)	(7,299)
Write-off of intangibles	—	—	—	(3,471)	(2,557)	(6,028)
Other	—	—	—	12	—	12
Gross balance, June 30, 2019	1,558	5	1,563	5,380,792	11,884	5,392,676
Accumulated depreciation				(669,696)	(1,603)	(671,299)
Accumulated amortization				(108,156)	(919)	(109,075)
Net balance, June 30, 2019 (5)				$4,602,940	$9,362	$4,612,302

(1)

Includes investments of $24.3 million in revenue producing capitalized expenditures, as well as $3.2 million of non-revenue producing capitalized expenditures during the six months ended June 30, 2019.

(2)	The acquisition of 29 properties were completed as sale-lease back transactions, representing $313.2 million of investment, during the six months ended June 30, 2019.
(3)	For the six months ended June 30, 2019, the total gain on disposal of assets for properties held in use and held for sale was $8.2 million and $30.3 million, respectively.
(4)	Includes one deed-in-lieu property with a real estate investment of $0.8 million that was transferred to the lender during the six months ended June 30, 2019.
(5)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at June 30, 2019 is as follows:
Held in Use land and buildings, net of accumulated depreciation	$4,407,297
Intangible lease assets, net	297,749
Real estate assets under direct financing leases, net	16,371
Real estate assets held for sale, net	9,362
Intangible lease liabilities, net	(118,477)
Net balance	$4,612,302

Operating Leases

As of June 30, 2019 and December 31, 2018, the Company held 1,560 and 1,458 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Base cash rent	$98,418	$129,388	$195,217	$279,835
Variable cash rent (including reimbursables)	2,942	3,591	6,580	9,121
Straight-line rent, net of bad debt expense (1)	4,485	4,187	7,392	9,087
Amortization of above- and below- market lease intangibles, net (2)	661	1,219	1,384	2,372
Total rental income	$106,506	$138,385	$210,573	$300,415

(1)	As a result of the Company's adoption of ASU 2016-02 on January 1, 2019, the Company reclassified bad debt expense to rental income on a prospective basis. See Note 2 for additional detail.
(2)

Excludes amortization of in-place leases of $6.5 million and $8.7 million for the three months ended June 30, 2019 and 2018, respectively, and $13.2 million and $18.7 million for the six months ended June 30, 2019 and 2018, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of these operating leases (including contractual fixed rent increases occurring on or after July 1, 2019) at June 30, 2019 are as follows (in thousands):

June 30, 2019
Remainder of 2019	$201,055
2020	400,086
2021	383,396
2022	364,314
2023	343,755
Thereafter	2,640,609
Total future minimum rentals	$4,333,215

Because lease renewals are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rent based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2019	December 31, 2018
In-place leases	$383,464	$381,143
Above-market leases	68,327	62,902
Less: accumulated amortization	(154,042)	(149,582)
Intangible lease assets, net	$297,749	$294,463

Below-market leases	$164,363	$167,527
Less: accumulated amortization	(45,886)	(47,365)
Intangible lease liabilities, net	$118,477	$120,162

Direct Financing Leases

As of June 30, 2019 and December 31, 2018, the Company held three and four properties under direct financing leases, respectively, all of which were held in use. The components of real estate investments held under direct financing leases were as follows (in thousands):

	June 30, 2019	December 31, 2018
Minimum lease payments receivable	$4,728	$5,390
Estimated residual value of leased assets	16,137	20,097
Unearned income	(4,494)	(5,198)
Real estate assets under direct financing leases, net	$16,371	$20,289

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

Scheduled minimum future payments to be received under the remaining non-cancelable term of these direct financing leases at June 30, 2019 are as follows (in thousands):

June 30, 2019
Remainder of 2019	$599
2020	578
2021	527
2022	541
2023	554
Thereafter	1,929
Total future minimum rentals	$4,728

Loans Receivable

The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable included within loans receivable, as of June 30, 2019, of which one note totaling $0.1 million is secured by tenant assets and stock and the other note, with a balance of $1.9 million, is unsecured. During the six months ended June 30, 2019, the Company had the following loan activity:

	Mortgage Loans		Other Notes	Total
	Properties	Investment	Investment	Investment
Principal, December 31, 2018	52	$42,660	$2,082	$44,742
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Principal payments and payoffs	(9)	(7,979)	(56)	(8,035)
Allowance for loan losses	—	—	—	—
Principal, June 30, 2019	43	$34,681	$2,026	$36,707

The following table details loans receivable, net of premiums, discounts and allowance for loan losses (dollars in thousands):

	June 30, 2019	December 31, 2018
Mortgage loans - principal	$34,681	$42,660
Mortgage loans - premiums, net of amortization	1,706	2,527
Allowance for loan losses	—	—
Mortgage loans, net	36,387	45,187
Other notes receivable - principal	2,026	2,082
Other notes receivable - discounts, net of amortization	(193)	(225)
Allowance for loan losses	—	—
Other notes receivable, net	1,833	1,857
Total loans receivable, net	$38,220	$47,044

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

Impairments

The following table summarizes total impairment losses recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Real estate and intangible asset impairment	$3,607	$1,349	$7,299	$15,935
Recovery of loans receivable, previously impaired	—	—	—	(17)
Total impairment loss	$3,607	$1,349	$7,299	$15,918

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

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Maturity (3)	June 30, 2019	December 31, 2018
			(in Years)	(In Thousands)
Revolving credit facilities	5.60%	3.34%	3.8	$—	$146,300
Term loans	4.11%	3.50%	3.8	820,000	420,000
Senior Unsecured Notes	3.91%	4.19%	8.8	700,000	300,000
Master Trust Notes	5.53%	—	—	—	167,854
CMBS	5.77%	5.35%	4.2	262,703	274,758
Related party notes payable	1.00%	1.00%	8.7	26,404	27,890
Convertible Notes	5.06%	3.75%	1.9	345,000	747,500
Total debt	4.75%	3.96%	5.2	2,154,107	2,084,302
Debt discount, net				(10,411)	(14,733)
Deferred financing costs, net (4)				(17,681)	(14,932)
Total debt, net				$2,126,015	$2,054,637

(1)

The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the six months ended June 30, 2019 and based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of June 30, 2019.
(3)	Represents the weighted average maturity based on the outstanding principal balance as of June 30, 2019.
(4)	The Company records deferred financing costs for its revolving credit facilities in deferred costs and other assets, net on its consolidated balance sheets.

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

As of June 30, 2019, the outstanding loans under the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum, in each case, based on the Operating Partnership's credit rating, which was upgraded to BBB by S&P in May 2019. Prior to the upgrade,

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incurred a facility fee of 0.25% per annum.

In connection with entering into the 2019 Credit Facility, the Company incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2019 Credit Facility. The unamortized deferred financing costs relating to the 2019 Credit Facility were $4.3 million as of June 30, 2019, compared to $0.4 million relating to the 2015 Credit Facility as of December 31, 2018, and are recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.

As of June 30, 2019, the full $800.0 million of borrowing capacity was available under the 2019 Credit Facility. No outstanding letters of credit existed under the agreement as of June 30, 2019. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of June 30, 2019, the Company and the Operating Partnership were in compliance with these financial covenants.

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

In addition, on January 14, 2019, the Operating Partnership entered into new A-2 Term Loans with Bank of America, N.A. as administrative agent and various lenders, comprised of $400.0 million of delayed draw term loans with a maturity date of March 31, 2022. The A-2 Term Loans include an accordion feature providing for an additional $200.0 million of term loans, subject to satisfying certain requirements and obtaining additional lender commitments. The Company drew on the A-2 Term Loans to retire the 2.875% Convertible Notes upon their maturity in May 2019.

As of June 30, 2019, the A-1 Term Loans and A-2 Term Loans bore interest at LIBOR plus an applicable margin of 1.00% per annum based on the Operating Partnership's credit rating. Prior to the credit rating upgrade in May 2019, they bore interest at LIBOR plus an applicable margin of 1.25%. In addition, a ticking fee accrues on the unused portion of the commitments for the A-2 Term Loans at a rate of 0.20% until the earlier of July 12, 2019 and the termination of the commitments.

In connection with entering into the A-1 Term Loans and A-2 Term Loans, the Company incurred origination costs of $6.5 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the term loans. The unamortized deferred financing costs relating to the A-1 Term Loans and A-2 Term Loans were $5.7 million as of June 30, 2019, compared to $0.4 million related to the 2015 Term Loan as of December 31, 2018, and are recorded net against the principal balance of mortgages and notes payable on the accompanying consolidated balance sheets.

As of June 30, 2019, the A-1 Term Loans had a $420.0 million outstanding balance and the A-2 Term Loans had a $400.0 million outstanding balance, with no available borrowing capacity. The Operating Partnership's ability to borrow under the term loans is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. The Corporation has unconditionally guaranteed all obligations of the Operating Partnership under the 2019 Revolving Credit and Term Loan Agreement. As of June 30, 2019, the Corporation and the Operating Partnership were in compliance with these financial covenants.

Senior Unsecured Notes

On August 18, 2016, the Operating Partnership issued $300.0 million aggregate principal amount of senior notes, which are guaranteed by the Company. The 2026 Senior Unsecured Notes were issued at 99.378% of their principal face amount, resulting in net proceeds of $296.2 million, after deducting transaction fees and expenses. The 2026 Senior Unsecured Notes accrue interest at a rate of 4.45% per annum, payable on March 15 and September 15 of each year, and mature on September 15, 2026.

On June 27, 2019, the Operating Partnership issued $400.0 million aggregate principal amount of senior notes, which are guaranteed by the Company. The 2029 Senior Unsecured Notes were issued at 99.274% of their principal face amount, resulting in net proceeds of $395.9 million, after deducting the debt discount and transaction fees and expenses. The 2029

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

Senior Unsecured Notes accrue interest at a rate of 4.00% per annum, payable on January 15 and July 15 of each year, and mature on July 15, 2029.

The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the respective indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed three months or less prior to their respective maturity dates, the redemption price will not include a make-whole premium.

In connection with the 2016 offering, the Operating Partnership incurred $3.4 million in deferred financing costs and an offering discount of $1.9 million. In connection with the 2019 offering, the Operating Partnership incurred $3.8 million in deferred financing costs and an offering discount of $0.3 million. These amounts are being amortized to interest expense over the lives of the respective Senior Unsecured Notes. As of June 30, 2019 and December 31, 2018, the unamortized deferred financing costs were $6.3 million and $2.7 million, respectively, and the unamortized discount was $1.7 million and $1.5 million, respectively. Both the deferred financing costs and offering discount are recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.

In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of June 30, 2019, the Company and the Operating Partnership were in compliance with these financial covenants.

Master Trust Notes

Master Trust 2013 is an asset-backed securitization platform through which the Company has raised capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. During the three months ended June 30, 2019, the Company elected to retire the Master Trust 2013 notes, which had one series of notes outstanding, Series 2013-2 Class A, with a stated interest rate of 5.27%. These notes were issued by a single indirect wholly-owned subsidiary of the Company which is a bankruptcy-remote, special purpose entity, and were secured by 267 owned and financed properties at time of repayment. As a result of the early repayment, the properties securing the notes became unencumbered and the Company recognized a loss on debt extinguishment of $14.7 million.

CMBS

As of June 30, 2019, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under six fixed-rate non-recourse loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates of the loans as of June 30, 2019 ranged from 4.67% to 6.00%, with a weighted average stated interest rate of 5.35%. As of June 30, 2019, the loans were secured by 100 properties. As of June 30, 2019 and December 31, 2018, the unamortized deferred financing costs associated with these fixed-rate loans were $2.9 million and $3.2 million, respectively, and the unamortized net offering premium was $0.1 million as of both periods. Both the deferred financing costs and offering premium were recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.

Related Party Mortgage Loans Payable

Wholly-owned subsidiaries of the Company are the borrower on four mortgage loans payable held by SMTA and secured by six single-tenant commercial properties. In total, these mortgage notes had outstanding principal of $26.4 million and $27.9 million at June 30, 2019 and December 31, 2018, respectively, which is included in mortgages and notes payable, net on the consolidated balance sheets. As of June 30, 2019, these mortgage notes had a weighted average stated interest rate of 1.00%, a weighted average term of 8.7 years and were eligible for early repayment without penalty. In conjunction with SMTA’s announced sale of Master Trust 2014, the Company has agreed to sell three of the underlying properties for gross proceeds of $55 million, which will result in the extinguishment of the mortgage loan which they collateralize. See Note 11 for additional detail.

Convertible Notes

In May 2014, the Company issued $402.5 million aggregate principal amount of 2.875% convertible notes due in 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. Proceeds from the issuance were contributed to the Operating Partnership and are recorded as a note payable to Spirit Realty Capital, Inc. on the consolidated balance sheets of the Operating Partnership. The 2019 Notes matured on May 15, 2019 and were settled in

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

cash. The 2021 Notes will mature on May 15, 2021 and interest is payable semiannually in arrears on May 15 and November 15 of each year.

The 2021 Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Company's common stock, or a combination thereof. The initial conversion rate was 15.2727 per $1,000 principal note (equivalent to an initial conversion price of $65.48 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the 2021 Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding a current threshold of $0.73026 per share. As of June 30, 2019, the conversion rate was 17.4458 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the Spin-Off, in addition to the other regular dividends declared during the life of the Convertible Notes. Earlier conversion may be triggered if shares of the Company's common stock trade higher than the established thresholds, if the 2021 Notes trade below established thresholds, or certain corporate events occur.

In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of June 30, 2019 and December 31, 2018, the unamortized discount was $8.8 million and $13.3 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of June 30, 2019 and December 31, 2018, the unamortized deferred financing costs relating to the Convertible Notes were $2.8 million and $4.3 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.

Debt Extinguishment

During the six months ended June 30, 2019, the Company retired the Master Trust 2013 notes, as discussed above, resulting in a loss on debt extinguishment of $14.7 million. The Company also extinguished $10.4 million principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property and had a default interest rate of 9.85%, resulting in a gain on debt extinguishment of $9.5 million. Finally, as a result of the termination of the 2015 Credit Agreement and 2015 Term Loan Agreement, the Company recognized a loss on debt extinguishment of $0.7 million.

During the six months ended June 30, 2018, the Company extinguished a total of $179.3 million aggregate principal amount of indebtedness, including the retirement of $123.1 million of Master Trust 2013 Series 2013-1 Class A notes and $56.2 million of CMBS debt. The debt extinguished had a weighted average contractual interest rate of 5.69%. As a result of these transactions, the Company recognized a net gain on debt extinguishment of approximately $26.7 million.

Debt Maturities

As of June 30, 2019, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2019	$3,459	$—	$3,459
2020	7,109	—	7,109
2021	7,404	345,000	352,404
2022	7,686	442,400	450,086
2023	6,174	197,912	204,086
Thereafter	16,894	1,120,069	1,136,963
Total	$48,726	$2,105,381	$2,154,107

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense – revolving credit facilities (1)	$1,798	$2,849	$3,976	$4,201
Interest expense – term loans	5,691	—	9,669	—
Interest expense – Senior Unsecured Notes	3,515	3,337	6,853	6,675
Interest expense – mortgages and notes payable	5,829	23,480	12,082	56,187
Interest expense – Convertible Notes (2)	4,649	6,128	10,776	12,255
Non-cash interest expense:
Amortization of deferred financing costs	1,774	2,573	3,805	5,552
Amortization of debt discount, net	1,920	3,689	4,626	8,252
Total interest expense	$25,176	$42,056	$51,787	$93,122

(1)

Includes facility fees of approximately $0.5 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

(2)

Included in interest expense on the Operating Partnership 's consolidated statements of operations are amounts paid to the Company by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.

Note 5. Stockholders’ Equity and Partners' Capital

Common Stock

During the six months ended June 30, 2019, portions of restricted common stock awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender approximately 34 thousand shares of common stock valued at $1.4 million, solely to pay the associated statutory tax withholdings during the six months ended June 30, 2019. In May 2019, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 11.5 million shares of common stock at an initial gross offering price of $41.00 per share, before underwriting discounts and offering expenses. The forward purchasers borrowed and sold an aggregate of 11.5 million shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The forward sale price that the Company will receive upon physical settlement of the agreements, which was initially $39.36 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of June 30, 2019, 1.9 million of these shares had been settled, generating gross proceeds of $76.0 million.

Preferred Stock

As of June 30, 2019, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis). For both the six months ended June 30, 2019 and 2018, the Company paid $5.2 million in Series A Preferred Stock dividends.

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

As of June 30, 2019, 2.4 million shares of the Company's common stock have been sold under the new ATM Program, of which 2.3 million were sold during the six months ended June 30, 2019 at a weighted average price per share of $39.19,

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

generating $91.4 million in gross proceeds. 1.8 million of these sales were through forward sales agreements, which were physically settled in shares. Aggregate gross proceeds capacity of $404.9 million remained available under the program as of June 30, 2019.

Stock Repurchase Programs

In May 2018, the Company's Board of Directors approved a new stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. As of June 30, 2019, no shares of the Company's common stock had been repurchased under the new program and the full $250.0 million in gross repurchase capacity remained available.

Dividends Declared

For the six months ended June 30, 2019, the Company's Board of Directors declared the following preferred and common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Preferred Stock
February 28, 2019	$0.375	March 15, 2019	$2,588	March 29, 2019
May 30, 2019	$0.375	June 14, 2019	$2,588	June 28, 2019
Common Stock
February 28, 2019	$0.625	March 29, 2019	$54,254	April 15, 2019
May 30, 2019	$0.625	June 28, 2019	$56,318	July 15, 2019

The Common Stock dividend declared on May 30, 2019 was paid on July 15, 2019 and is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of June 30, 2019.

Note 6. Commitments and Contingencies

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022 and is indemnified by that former tenant for any payments the Company may be required to make on such debt. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of both June 30, 2019 and December 31, 2018.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of June 30, 2019, no accruals have been made.

As of June 30, 2019, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of June 30, 2019, the Company had commitments totaling $71.4 million, of which $38.7 million relates to future acquisitions, with the remainder to fund improvements on properties the Company currently owns. Commitments related to

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

acquisitions contain standard cancellation clauses contingent on the results of due diligence. $50.7 million of these commitments are expected to be funded during fiscal year 2019, with the remainder to be funded by 2021.

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

The Company is also a lessee under four long-term, non-cancelable ground leases under which it is obligated to pay monthly rent as of June 30, 2019. For all four of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 8.1 years.

The following table summarizes total rental expenses recognized on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Office and Equipment Base Rental Expense	$201	$194	$402	$388
Office Variable Rental Expense	182	173	454	335
Total Office and Equipment Rental Expense	$383	$367	$856	$723

Total Ground Lease Rental Expense	$62	$305	$178	$694

The Company’s recorded lease liabilities under all of these operating leases as of June 30, 2019, based on minimum rental commitments less imputed intrest, are as follows (in thousands):

	Ground Leases	Office and Equipment Leases	Total
Remainder of 2019	$124	$1,045	$1,169
2020	247	2,090	2,337
2021	244	2,092	2,336
2022	163	2,099	2,262
2023	142	2,113	2,255
Thereafter	675	6,610	7,285
Total	1,595	16,049	17,644
Less: imputed interest	(263)	(9,403)	(9,666)
Total operating lease liabilities	$1,332	$6,646	$7,978

Imputed interest was calculated using a weighted-average discount rate of 4.26%. The discount rate is based on our estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including the Company's credit rating and REIT industry performance. The evaluation of the Company's right-of-use lease asset associated with the corporate office included the unamortized portion of a $1.7 million cash lease incentive paid at inception of the lease. As of June 30, 2019, the Company had a right-of-use lease asset balance of $5.9 million for these lessee contracts.

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

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

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

In December 2018, the Company entered into interest rate swap agreements. The following table summarizes the notional amount and fair value of these instruments (dollars in thousands), which are recorded in accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets (dollars in thousands):

					Fair Value of Liability
Derivatives Designated as Hedging Instruments	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	June 30, 2019	December 31, 2018
Interest Rate Swap	$200,000	2.8140%	02/01/19	02/01/24	$10,449	$3,559
Interest Rate Swap	$100,000	2.8174%	02/01/19	02/01/24	$5,242	$1,801
Interest Rate Swap	$100,000	2.8180%	02/01/19	02/01/24	$5,243	$1,799
					$20,934	$7,159

The following table provides information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL, for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Gross Amount of Loss Recognized in AOCL on Derivatives	$9,097	$14,326
Amount of Loss Reclassified from AOCL to Interest (1)	$343	$551

(1)	Interest expense for the three and six months ended June 30, 2019 was $25.2 million and $51.8 million, respectively.

During the next 12 months, we estimate that approximately $3.9 million will be reclassified as an increase to interest expense related to active hedges of existing floating-rate debt.

Note 8. Fair Value Measurements

Recurring Fair Value Measurements

The Company’s liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Derivatives:
Interest rate swaps financial liabilities	$20,934	$—	$20,934	$—
December 31, 2018
Derivatives:
Interest rate swaps financial liabilities	$7,159	$—	$7,159	$—

The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

assets that were accounted for at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Long-lived assets held and used	$7,926	$—	$—	$7,926
Long-lived assets held for sale	$499	$—	$—	$499

December 31, 2018
Long-lived assets held and used	$14,866	$—	$—	$14,866
Long-lived assets held for sale	$7,695	$—	$—	$7,695

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

As of June 30, 2019 and December 31, 2018, seven and eight long-lived assets held and used, respectively, were accounted for at fair value. For three of the held and used properties accounted for at fair value as of December 31, 2018, the buildings were fully impaired due to our non-payment on the related ground leases.

For four of the held and used property accounted for at fair value as of June 30, 2019, the Company estimated property fair value using price per square foot of comparable properties. The following tables provides information about the price per square foot of comparable properties input used:

	June 30, 2019			December 31, 2018
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$32.85 - $740.74	$276.84	103,784	$—	$—	—

For the remaining three held and used property accounted for at fair value as of June 30, 2019 and the remaining five held and used properties accounted for at fair value as of December 31, 2018, the Company estimated property fair value using price per square foot based on a listing price or a broker opinion of value. The following table provides information about the price per square foot based on a listing price and broker opinion of value used as inputs (price per square foot in dollars):

	June 30, 2019			December 31, 2018
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held and used by asset type
Retail	$37.88 - $137.25	$48.95	52,866	$185.42 - $638.72	$507.11	27,302
Office	$—	$—	—	$225.04	$225.04	5,999

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

As of both June 30, 2019 and December 31, 2018, one long-lived asset held for sale was accounted for at fair value. The Company estimated fair value of held for sale properties using price per square foot from the signed purchase and sale agreements as follows (price per square foot in dollars):

	June 30, 2019			December 31, 2018
Description	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Long-lived assets held for sale by asset type
Retail	$73.01	$73.01	6,840	$126.73	$126.73	63,128

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

The estimated fair values of these financial instruments have been derived based on market quotes for identical or similar instruments in markets that are not active or discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$38,220	$38,760	$47,044	$48,740
Investment in Master Trust 2014	33,490	34,557	33,535	33,811
Revolving credit facilities	—	—	146,300	146,731
Term loans, net (1)	814,336	850,985	419,560	424,670
Senior Unsecured Notes, net (1)	691,940	715,497	295,767	291,696
Mortgages and notes payable, net (1)	286,312	305,845	463,196	487,548
Convertible Notes, net (1)	333,427	352,286	729,814	740,330
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

Note 9. Incentive Award Plan

Restricted Shares of Common Stock

During the six months ended June 30, 2019, the Company granted 173 thousand restricted shares under the Amended Incentive Award Plan to certain executive officers, Board of Directors and employees. The Company recorded $6.6 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of June 30, 2019, there were approximately 399 thousand unvested restricted shares outstanding.

Market-Based Awards

During the six months ended June 30, 2019, the Board of Directors, or committee thereof, approved target grants of 97 thousand market-based awards to executive officers of the Company. The performance period of these grants runs primarily through December 31, 2021. Potential shares of the Company's common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Significant inputs for the calculation were expected volatility of the Company of 25.4% and expected volatility of the Company's peers, ranging from 15.3% to 30.8%. Stock-based compensation expense associated with unvested market-based awards is recognized on a straight-line basis over the minimum required service period, which is generally three years.

Approximately $2.3 million and $1.7 million in dividend rights have been accrued for non-vested market-based awards outstanding as of June 30, 2019 and December 31, 2018, respectively. For outstanding non-vested awards at June 30, 2019, 0.5 million shares would have been released based on the Company's TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

For the three months ended June 30, 2019 and 2018, the Company recognized $3.9 million and $4.7 million, respectively, in stock-based compensation expense, and for the six months ended June 30, 2019 and 2018, the Company recognized $7.5 million and $9.1 million, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of June 30, 2019, the remaining unamortized stock-based compensation expense totaled $19.5 million, including $10.3 million related to restricted stock awards and $9.2 million related to market-based awards. As of December 31, 2018, the remaining unamortized stock-based compensation expense totaled $15.5 million, including $8.1 million related to restricted stock awards and $7.4 million related to market-based awards. Amortization is recognized on a straight-line basis over the service period of each applicable award.

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

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share and unit computed using the two-class method (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted income:
Income from continuing operations	$45,737	$24,817	$89,315	$62,895
Less: dividends paid to preferred stockholders	(2,588)	(2,588)	(5,176)	(5,176)
Less: income attributable to unvested restricted stock	(250)	(345)	(522)	(728)
Income used in basic and diluted income per share from continuing operations	42,899	21,884	83,617	56,991
Loss used in basic and diluted loss per share from discontinued operations	—	(7,653)	—	(15,013)
Net income attributable to common stockholders used in basic and diluted income per share	$42,899	$14,231	$83,617	$41,978

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	87,422,369	86,028,575	86,673,672	87,653,364
Less: Unvested weighted average shares of restricted stock	(420,382)	(401,251)	(419,974)	(361,647)
Weighted average shares of common stock outstanding used in basic income per share	87,001,987	85,627,324	86,253,698	87,291,718
Net income per share attributable to common stockholders - basic:
Continuing operations	$0.49	$0.26	$0.97	$0.65
Discontinued operations	—	(0.09)	—	(0.15)
Net income per share attributable to common stockholders - basic	$0.49	$0.17	$0.97	$0.50

Dilutive weighted average shares of common stock outstanding: (1)
Unsettled shares under open forward equity contracts	772,040	—	328,617	—
Unvested market-based awards	116,672	176,939	196,982	111,512
Weighted average shares of common stock outstanding used in diluted income per share	87,890,699	85,804,263	86,779,297	87,403,230
Net income per share attributable to common stockholders - diluted
Continuing operations	$0.49	$0.26	$0.96	$0.65
Discontinued operations	—	(0.09)	—	(0.15)
Net income per share attributable to common stockholders - diluted	$0.49	$0.17	$0.96	$0.50

Potentially dilutive shares of common stock
Unvested shares of restricted stock, less shares assumed repurchased at market	160,606	84,847	191,215	67,796

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

The Company intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash; therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, the Company's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread for all periods.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

Note 11. Related Party Transactions and Arrangements

Cost Sharing Arrangements

In conjunction with the Spin-Off, the Company and SMTA entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and SMTA after the Spin-Off, by which Spirit may incur certain expenses on behalf of SMTA that must be reimbursed in a timely manner. In connection with these arrangements, the Company had $0.1 million accrued receivable balances as of both June 30, 2019 and December 31, 2018. Additionally, the Company had accrued payable balances of $20 thousand and $1.8 million as of June 30, 2019 and December 31, 2018, respectively, in connection with these arrangements.

Asset Management Agreement

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Operating Partnership will provide various services subject to the supervision of SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. For its services, the Company is entitled to an annual management fee of $20.0 million per annum, payable monthly in arrears. Additionally, the Company may be entitled to, under certain circumstances, a promoted interest fee based on the total shareholder return of SMTA's common shares during the relevant period, as well as a termination fee. No revenue for the promoted interest fee or termination fee has been recognized as they do not meet the criteria for recognition under ASC 606-10 as of June 30, 2019. Asset management fees of $5.0 million and $10.0 million were earned during the three and six months ended June 30, 2019, compared to $1.7 million during the three and six months ended June 30, 2018, and are included in related party fee income in the consolidated statements of operations. Additionally, under the terms of this agreement, the Company recognized related party fee income of $0.4 million, which was fully offset by $0.4 million of general and expense, for other compensation awarded by SMTA to an employee of Spirit for the three and six months ended June 30, 2019. As of both June 30, 2019 and December 31, 2018, the Company had accrued receivable balances of $1.7 million related to the Asset Management Agreement.

Property Management and Servicing Agreement

The Operating Partnership provides property management services and special services for Master Trust 2014. The property management fees accrue daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrue daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. Property management fees of $1.4 million and $3.0 million were earned during the three and six months ended June 30, 2019, respectively, compared to $0.5 million earned during both the three and six months ended June 30, 2018. Special servicing fees of $0.4 million and $0.8 million were earned during the three and six months ended June 30, 2019 compared to $52 thousand during both the three and six months ended June 30, 2018. These fees are included in related party fee income in the consolidated statements of operations. As of both June 30, 2019 and December 31, 2018, the Company had accrued receivable balances of $0.5 million related to the Property Management and Servicing Agreement.

Related Party Loans Payable

Wholly-owned subsidiaries of the Company are the borrower on four mortgage loans payable to SMTA and secured by six single-tenant commercial properties owned by the Company. In total, these mortgage notes had an outstanding principal balance of $26.4 million and $27.9 million at June 30, 2019 and December 31, 2018, respectively, which is included in mortgages and notes payable, net on the consolidated balance sheet. The notes incurred interest expense of $67 thousand and $0.1 million for the three and six months ended June 30, 2019, respectively, compared to $25 thousand for both the both the three and six months ended June 30, 2018, which is included in interest expense in the consolidated statements of operations. As of June 30, 2019, these mortgage notes have a weighted-average stated interest rate of 1.00%, a weighted-average term of 8.7 years and are eligible for early repayment without penalty.

Related Party Notes Receivable

In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount receivable under the notes was

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

$33.5 million as of both June 30, 2019 and December 31, 2018, respectively, which is reflected as Investment in Master Trust 2014 on the consolidated balance sheet. The notes generated interest income of $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively, compared to $128 thousand for the both the three and six months ended June 30, 2018, which is included in interest income on loans receivable in the consolidated statements of operations. The notes have a weighted-average stated interest rate of 4.6% with a remaining term of 3.4 years to maturity as of June 30, 2019. The notes are classified as held-to-maturity and, as of June 30, 2019, the amortized cost basis is equal to carrying value.

Investments in SMTA

In conjunction with the Spin-Off, SMTA issued to the Operating Partnership and one of its affiliates, both wholly-owned subsidiaries of Spirit, a total of 6.0 million shares of Series A preferred stock with an aggregate liquidation preference of $150.0 million (the "SMTA Preferred Stock"). The SMTA Preferred Stock pays cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). Spirit recognized $3.8 million and $7.5 million in dividend income during the three and six months ended June 30, 2019, respectively, compared to $1.3 million for both the three and six months ended June 30, 2018, which is reflected as preferred dividend income from SMTA in the consolidated statements of operations. Preferred dividend income is recognized when dividends are declared. As of both June 30, 2019 and December 31, 2018, the Company had accrued receivable balances of $3.8 million related to the preferred dividends. The carrying value of the SMTA Preferred Stock is $150.0 million as of both June 30, 2019 and December 31, 2018, which is reflected in the consolidated balance sheets and will be accounted for at cost, less impairments, if any.

Recent Developments

In June 2019, SMTA announced it reached a definitive agreement to sell the assets held in Master Trust 2014, subject to certain conditions including SMTA shareholder approval. In conjunction with this announcement, the Company has agreed to the following, subject to the completion of the sale:

•	Terminate the existing Asset Management Agreement (SMTA will not be required to deliver notice 180 days in advance of termination or enter into an eight month transition services period);
•

Sell the fee interest in three of the Company’s properties to a subsidiary of SMTA for $55.0 million in gross proceeds, subject to customary prorations, and extinguish the related party mortgage loans payable (with an outstanding principal balance of $26.4 million as of June 30, 2019);

•	Waive the Company’s rights to receive any potential promoted interest fee; and
•

Enter into an interim asset management agreement with SMTA whereby the Company’s will receive $1 million during the initial one-year term and $4 million for any renewal one-year term, plus certain cost reimbursements, to manage and liquidate the remaining SMTA assets; such agreement is terminable at any time by SMTA and by Spirit after the initial one-year term, in each case without a termination fee.

Assuming a closing of the sale of the Master Trust 2014 assets at the end of the third quarter of 2019, the Company expects to:

•	Receive a termination fee for the Asset Management Agreement of approximately $48 million ($35 million net of estimated tax);
•	Receive $150 million for the repurchase of our preferred equity investment in SMTA;
•	Redeem the Investment in Master Trust 2014 notes (with an outstanding principal balance of $33.5 million as of June 30, 2019); and
•	Terminate the Property Management and Servicing Agreement for Master Trust 2014 in connection with the redemption of the Master Trust 2014 notes.

Note 12. Discontinued Operations

On May 31, 2018, the Company completed the Spin-Off of SMTA by means of a pro rata distribution of one share of SMTA common stock for every ten shares of Spirit common stock held by each of Spirit's stockholders of record as of May 18, 2018. The Company determined that the Spin-Off represented a strategic shift that has a major effect on the Company's results and, therefore, SMTA 's operations qualify as discontinued operations. Accordingly, for periods prior to the Spin-Off, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented. The discontinued operations have been classified as loss from discontinued operations on the

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

June 30, 2019

(Unaudited)

consolidated statement of operations for the three and six months ended June 30, 2018. The consolidated statement of cash flows for the six months ended June 30, 2018 and all other notes herein include the results of both continuing operations and discontinued operations.

The table below provides information about income and expenses related to the Company's discontinued operations reported in its consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues:
Rental income	$40,149	$100,672
Interest income on loans receivable	663	1,495
Other income	392	776
Total revenues	41,204	102,943
Expenses:
General and administrative	112	264
Transaction costs	16,033	19,965
Property costs (including reimbursable)	1,405	3,711
Deal pursuit costs	338	339
Interest	18,508	46,521
Depreciation and amortization	14,038	35,461
Impairments	(129)	10,943
Total expenses	50,305	117,204
Other gain (loss):
Loss on debt extinguishment	(108)	(363)
Gain (loss) on disposition of assets	1,582	(274)
Total other gain (loss)	1,474	(637)
Loss from discontinued operations before income tax expense	(7,627)	(14,898)
Income tax expense	(26)	(115)
Loss from discontinued operations	$(7,653)	$(15,013)

There were no discontinued operations included in the consolidated statement of operations or balance sheet presented herein for the three and six months ended June 30, 2019 and as of June 30, 2019, respectively.

The table below provides information about operating and investing cash flows related to the Company's discontinued operations reported in its consolidated statements of cash flows (in thousands):

Six Months Ended June 30, 2018
Net cash provided by operating activities	$36,589
Net cash used in investing activities	(31,452)

Continuing Involvement

Subsequent to the Spin-Off, the Company has continuing involvement with SMTA through the terms of the Asset Management Agreement and Property Management and Servicing Agreement. See Note 11 for further detail. The Company had cash inflows from SMTA of $22.7 million and cash outflows to SMTA of $22.7 million for the six months ended June 30, 2019.

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

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;
•	our ability to manage our expanded operations;
•	our ability and willingness to maintain our qualification as a REIT;
•	the ability of SMTA to satisfy the conditions to closing the proposed sale of the assets held in Master Trust 2014 (including its ability to obtain shareholder approval of such transaction);
•	the timing of the completion of the sale of the Master Trust 2014 assets;
•	our ability to manage and liquidate the remaining SMTA assets; and
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

Overview

Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate assets throughout the U.S., which are generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high quality tenants with business operations within retail, office, industrial and other property types. Single tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgages and other loans to provide a range of financing solutions to our tenants.

As of June 30, 2019, our owned real estate represented investments in 1,563 properties. Our properties are leased to 255 tenants across 48 states and 32 industries. As of June 30, 2019, our owned properties were approximately 99.6% occupied (based on the number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans receivable primarily secured by 43 real estate properties or other related assets.

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

On May 31, 2018, we completed a Spin-Off of all of our interests in the assets that collateralize Master Trust 2014, our properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA. Upon completion of the Spin-Off, our stockholders received a distribution of common shares of beneficial interest in SMTA, which was treated as a taxable distribution to them. For periods prior to the Spin-Off, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations. See Note 12 to the accompanying consolidated financial statements for further discussion.

In June 2019, SMTA announced it reached a definitive agreement to sell the assets held in Master Trust 2014, subject to certain conditions including SMTA shareholder approval. In conjunction with this announcement, we have agreed to the following, subject to the completion of the sale:

•	Terminate the existing Asset Management Agreement (SMTA will not be required to deliver notice 180 days in advance of termination or enter into an eight month transition services period);
•

Sell the fee interest in three of our properties to a subsidiary of SMTA for $55.0 million in gross proceeds, subject to customary prorations, and extinguish the related party mortgage loans payable (with an outstanding principal balance of $26.4 million as of June 30, 2019);

•	Waive our rights to receive any potential promoted interest fee; and
•

Enter into an interim asset management agreement with SMTA whereby we will receive $1 million during the initial one-year term and $4 million for any renewal one-year term, plus certain cost reimbursements, to manage and liquidate the remaining SMTA assets; such agreement is terminable at any time by SMTA and by Spirit after the initial one-year term, in each case without a termination fee.

Assuming a closing of the sale of the Master Trust 2014 assets at the end of the third quarter of 2019, we expect to:

•	Receive a termination fee for the Asset Management Agreement of approximately $48 million ($35 million net of estimated tax);
•	Receive $150 million for the repurchase of our preferred equity investment in SMTA;
•	Redeem the Investment in Master Trust 2014 notes (with an outstanding principal balance of $33.5 million as of June 30, 2019); and
•	Terminate the Property Management and Servicing Agreement for Master Trust 2014 in connection with the redemption of the Master Trust 2014 notes.

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

Results of Continuing Operations

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

	Three Months Ended June 30,
(In Thousands)	2019	2018	Change	% Change
Revenues:
Rental income	$106,506	$98,236	$8,270	8.4%
Interest income on loans receivable	920	294	626	NM
Earned income from direct financing leases	308	465	(157)	(33.8)%
Related party fee income	7,249	2,219	5,030	NM
Other income	762	1,245	(483)	(38.8)%
Total revenues	115,745	102,459	13,286	13.0%
Expenses:
General and administrative	13,833	13,520	313	2.3%
Property costs (including reimbursable)	4,407	4,806	(399)	(8.3)%
Deal pursuit costs	173	70	103	NM
Interest	25,176	23,548	1,628	6.9%
Depreciation and amortization	41,342	39,942	1,400	3.5%
Impairments	3,607	1,478	2,129	NM
Total expenses	88,538	83,364	5,174	6.2%
Other income:
(Loss) gain on debt extinguishment	(14,676)	5,509	(20,185)	NM
Gain (loss) on disposition of assets	29,776	(860)	30,636	NM
Preferred dividend income from SMTA	3,750	1,250	2,500	NM
Total other income	18,850	5,899	12,951	NM
Income from continuing operations before income tax expense	46,057	24,994	21,063	84.3%
Income tax expense	(320)	(177)	(143)	80.8%
Income from continuing operations	$45,737	$24,817	$20,920	84.3%
Loss from discontinued operations	$—	$(7,653)	$7,653	100.0%

NM - Percentages over 100% are not displayed.

REVENUES

Rental income

We were a net acquirer of income producing real estate over the trailing twelve-month period, resulting in an increase in our contractual cash rents between periods of 8.6%. Included in continuing operations for the trailing twelve months ended June 30, 2019 were acquisitions of 142 properties, with a Real Estate Investment Value of $695.3 million, and dispositions of 37 properties, with a Real Estate Investment Value of $192.4 million.

Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income was $2.8 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and is driven by the tenant reimbursable property costs described below. These amounts represent approximately 2.6% and 2.8% of rental income for the three months ended June 30, 2019 and 2018, respectively.

Finally, non-cash rental income primarily consists of straight-line rental revenue and amortization of above- and below-market lease intangibles. Additionally, as a result of adopting ASC 842 on January 1, 2019, bad debt expense is included in rental income on a prospective basis. Non-cash rental income, net of bad debt, for the three months ended June 30, 2019 was $5.1 million, compared to non-cash rental income of $4.9 million for the three months ended June 30, 2018. These amounts represent approximately 4.8% and 4.9% of total rental revenue for the three months ended June 30, 2019 and 2018, respectively.

Interest income on loans receivable

In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes. Subsequent to the Spin-Off, this holding is reflected as Investment in Master Trust 2014 on the accompanying consolidated balance sheet, and the related interest income resulted in an increase in interest income period-over-period of $0.2 million. These notes are expected to be redeemed in the third quarter of 2019 in conjunction with SMTA’s announced sale of Master Trust 2014. Additionally, there was a period-over-period decrease to amortization of $0.7 million, primarily as a result of the pay-off of one mortgage loan collateralized by 26 properties in April 2018.

These increases were partially offset by a $0.2 million decrease in interest income as a result of the pay-off of the mortgage loan collateralized by 26 properties, one loan originally secured by 14 properties and two unsecured loans. Finally, there was a decrease in interest income on the remaining loans receivable of $0.1 million period-over-period as a result of scheduled amortization of the loans.

Related party fee income

In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provide a management team that is responsible for implementing SMTA ’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $5.0 million of revenues for the three months ended June 30, 2019, compared to $1.7 million in the comparative period. Additionally, under the terms of this agreement, we recognized $0.4 million of stock compensation awarded by SMTA to an employee of Spirit for the three months ended June 30, 2019, which was fully offset by $0.4 million in general and administrative expenses recognized for other compensation. This agreement is expected to be terminated in conjunction with SMTA’s announced sale of Master Trust 2014 and an interim agreement for an initial annual fee of $1.0 million would be executed.

Additionally, we provide property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. As a result, for the three months ended June 30, 2019, we recognized $1.9 million in revenue under the terms of the Property Management and Servicing Agreement, compared to $0.6 million in the comparative period. This agreement is expected to be terminated and the Master Trust 2014 notes redeemed in the third quarter of 2019 in conjunction with SMTA’s announced sale of Master Trust 2014.

EXPENSES

General and administrative

Period-over-period general and administrative expenses remained relatively flat, with the slight increase primarily due to an increase in legal and audit fees period-over-period of $0.4 million.

Property costs (including reimbursable)

For the three months ended June 30, 2019, property costs were $4.4 million (including $3.5 million of tenant reimbursable expenses) compared to $4.8 million (including $3.6 million of tenant reimbursable expenses) for the same period in 2018. As such, reimbursable property costs remained relatively flat period-over-period. The decrease in non-reimbursable costs of $0.3 million was driven primarily by a decrease in non-reimbursable property taxes.

Interest

The increase in interest expense is primarily related to the 2015 Term Loan being undrawn during the three months ended June 30, 2018, whereas the A-1 Term Loans were fully drawn during the three months ended June 30, 2019 and the A-2 Term Loans were fully drawn in May 2019. This increase was partially offset by the following:

•	the maturity and repayment of the $402.5 million aggregate principal amount of 2.875% Convertible 2019 Notes on May 15, 2019,
•	the early repayment of the Master Trust 2013 notes on June 20, 2019,

•	the extinguishment of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan in the first quarter of 2019, which had a default interest rate of 9.85%,
•	lower average borrowings outstanding under the 2019 Credit Facility in 2019 compared to the 2015 Credit Facility in the comparative period, and
•	the reduction in the interest expense rate on the 2019 Credit Facility and A-1 Term Loans as a result of our ratings upgrade from S&P in May 2019.

The following table summarizes our interest expense on related borrowings:

	Three Months Ended June 30,
(In Thousands)	2019	2018
Interest expense – Revolving credit facilities (1)	$1,798	$2,849
Interest expense – Term loans	5,691	—
Interest expense – Senior Unsecured Notes	3,515	3,337
Interest expense – mortgages and notes payable	5,829	6,627
Interest expense – Convertible Notes	4,649	6,128
Non-cash interest expense:
Amortization of deferred financing costs	1,774	2,005
Amortization of debt discount, net	1,920	2,602
Total interest expense	$25,176	$23,548

(1)	Includes facility fees of approximately $0.5 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively.

Depreciation and amortization

While we were a net acquirer during the trailing twelve-month period of $502.9 million of Real Estate Investment Value, depreciation and amortization increased minimally period-over-period as a result of timing of the acquisition/disposition activity, specifically with the majority of both the acquisitions and dispositions closing in the first half of 2019. The following table summarizes our depreciation and amortization expense:

	Three Months Ended June 30,
(In Thousands)	2019	2018
Depreciation of real estate assets	$34,737	$32,857
Other depreciation	142	142
Amortization of lease intangibles	6,463	6,943
Total depreciation and amortization	$41,342	$39,942

Impairments

During the three months ended June 30, 2019, we recorded impairment losses of $3.6 million. $0.1 million of the impairment was recorded on one Vacant property held for use. $3.2 million of impairment was recorded on underperforming properties, comprised of $2.5 million recorded on five underperforming properties held for use and $0.7 million recorded on one underperforming property held for sale. The remaining impairment charges of $0.3 million were recorded on lease intangible assets.

During the three months ended June 30, 2018, we recorded impairment losses of $1.5 million. All of the impairment was recorded on seven underperforming properties classified as held for use.

(Loss) gain on debt extinguishment

During the three months ended June 30, 2019, we retired the remaining Master Trust 2013 notes, which had $158.5 million of aggregate principal outstanding and a stated interest rate of 5.27%. This resulted in a loss on debt of extinguishment of $14.7 million, primarily as a result of early repayment penalties.

During the three months ended June 30, 2018, the Company extinguished a total of $22.2 million of mortgage debt related to two defaulted loans on two underperforming properties, resulting in a gain on debt extinguishment of $6.7 million. This was partially offset by the extinguishment of $137.1 million of Master Trust 2013 debt, which resulted in approximately $1.2 million in losses on debt extinguishment.

Gain (loss) on disposition of assets

During the three months ended June 30, 2019, we disposed of 18 properties and recorded net gains totaling $29.8 million. There were $28.6 million in net gains on the sale of eight active properties and $1.2 million in net gains on the sale of ten Vacant properties.

For the same period in 2018, we disposed of eight properties and recorded net losses totaling $0.9 million. There were $1.1 million in net losses on the sale of two Vacant properties and $0.1 million in other net losses, partially offset by $0.4 million in net gains on the sale of four active properties. These losses were partially offset by $0.3 million in gains on the sale of two properties. Two properties were returned to the lenders in conjunction with CMBS debt extinguishment, which did not result in a gain/loss on disposition.

Preferred dividend income from SMTA

As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the three months ended June 30, 2019, we recognized preferred dividend income of $3.8 million from these shares.

LOSS FROM DISCONTINUED OPERATIONS

Discontinued operations represent the activity related to the assets that were included in the Spin-Off. As such, there is no activity related to discontinued operations for the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

	Six Months Ended June 30,
(In Thousands)	2019	2018	Change	% Change
Revenues:
Rental income	$210,573	$199,743	$10,830	5.4%
Interest income on loans receivable	1,906	1,289	617	47.9%
Earned income from direct financing leases	704	930	(226)	(24.3)%
Related party fee income	14,176	2,219	11,957	NM
Other income	979	1,817	(838)	(46.1)%
Total revenues	228,338	205,998	22,340	10.8%
Expenses:
General and administrative	27,014	28,810	(1,796)	(6.2)%
Property costs (including reimbursable)	9,561	10,357	(796)	(7.7)%
Deal pursuit costs	244	117	127	NM
Interest	51,787	46,601	5,186	11.1%
Depreciation and amortization	82,691	80,636	2,055	2.5%
Impairments	7,299	4,975	2,324	46.7%
Total expenses	178,596	171,496	7,100	4.1%
Other income:
(Loss) gain on debt extinguishment	(5,893)	27,092	(32,985)	NM
Gain on disposition of assets	38,506	391	38,115	NM
Preferred dividend income from SMTA	7,500	1,250	6,250	NM
Total other income	40,113	28,733	11,380	39.6%
Income from continuing operations before income tax expense	89,855	63,235	26,620	42.1%
Income tax expense	(540)	(340)	(200)	58.8%
Income from continuing operations	$89,315	$62,895	$26,420	42.0%
Loss from discontinued operations	$—	$(15,013)	$15,013	100.0%

NM - Percentages over 100% are not displayed.

REVENUES

Rental income

We were a net acquirer of income producing real estate over the trailing twelve-month period, resulting in an increase in our contractual cash rents between periods of 6.8%. Included in continuing operations for the trailing twelve months ended

June 30, 2019 were acquisitions of 142 properties, with a Real Estate Investment Value of $695.3 million, and dispositions of 37 properties, with a Real Estate Investment Value of $192.4 million.

Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income was $6.3 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively, and is driven by the tenant reimbursable property costs described below. These amounts represent approximately 3.0% and 3.3% of rental income for the six months ended June 30, 2019 and 2018, respectively.

Finally, non-cash rental income primarily consists of straight-line rental revenue and amortization of above- and below-market lease intangibles. Additionally, as a result of adopting ASC 842 on January 1, 2019, bad debt expense is included in rental income on a prospective basis. Non-cash rental income, net of bad debt, for the six months ended June 30, 2019 was $8.8 million, compared to non-cash rental income of $10.1 million for the six months ended June 30, 2018. These amounts represent approximately 4.2% and 5.1% of total rental revenue for the six months ended June 30, 2019 and 2018, respectively.

Interest income on loans receivable

In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes. Subsequent to the Spin-Off, this holding is reflected as Investment in Master Trust 2014 on the accompanying consolidated balance sheet, and the related interest income resulted in an increase in interest income period-over-period of $0.6 million. These notes are expected to be redeemed in the third quarter of 2019 in conjunction with SMTA’s announced sale of Master Trust 2014. Additionally, there was a period-over-period decrease to amortization of $0.8 million, primarily as a result of the pay-off of one mortgage loan collateralized by 26 properties in April 2018.

These increases were partially offset by a $0.6 million decrease in interest income as a result of the pay-off of the mortgage loan collateralized by 26 properties, one loan originally secured by 14 properties and two unsecured loans. Finally, there was a decrease in interest income on the remaining loans receivable of $0.2 million period-over-period as a result of scheduled amortization of the loans.

Related party fee income

In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provide a management team that is responsible for implementing SMTA ’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $10.0 million of revenues for the six months ended June 30, 2019, compared to $1.7 million in the comparative period. Additionally, under the terms of this agreement, we recognized $0.4 million of stock compensation awarded by SMTA to an employee of Spirit for the six months ended June 30, 2019, which was fully offset by $0.4 million in general and administrative expenses recognized for other compensation. This agreement is expected to be terminated in conjunction with SMTA’s announced sale of Master Trust 2014 and an interim agreement for an initial annual fee of $1.0 million would be executed.

Additionally, we provide property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. As a result, for the six months ended June 30, 2019, we recognized $3.8 million in revenue under the terms of the Property Management and Servicing Agreement, compared to $0.6 million in the comparative period. This agreement is expected to be terminated and the Master Trust 2014 notes redeemed in the third quarter of 2019 in conjunction with SMTA’s announced sale of Master Trust 2014.

EXPENSES

General and administrative

The period-over-period decrease in general and administrative expenses was driven by a $2.2 million decrease in compensation and benefits expenses, primarily due to severance costs following the departure of two executive officers recognized in the six months ended June 30, 2018, and no comparable expense in the six months ended June 30, 2019. This decrease was partially offset by an increase in legal and audit fees period-over-period of $0.4 million.

Property costs (including reimbursable)

For the six months ended June 30, 2019, property costs were $9.6 million (including $7.6 million of tenant reimbursable expenses) compared to $10.4 million (including $8.0 million of tenant reimbursable expenses) for the same period in 2018. The decrease in non-reimbursable property costs of $0.4 million was primarily a result of reduced insurance expenses. The decrease in reimbursable costs of $0.4 million was driven by a decrease in reimbursable property taxes.

Interest

The increase in interest expense is primarily related to the 2015 Term Loan being undrawn during the six months ended June 30, 2018, whereas the A-1 Term Loans were fully drawn during the six months ended June 30, 2019 and the A-2 Term Loans were fully drawn in May 2019. This increase was partially offset by the following:

•	the maturity and repayment of the $402.5 million aggregate principal amount of 2.875% convertible 2019 Notes on May 15, 2019,
•	the early repayment of the Master Trust 2013 notes on June 20, 2019, and
•	the extinguishment of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan in the first quarter of 2019, which had a default interest rate of 9.85%.

The following table summarizes our interest expense on related borrowings:

	Six Months Ended June 30,
(In Thousands)	2019	2018
Interest expense – Revolving credit facilities (1)	$3,976	$4,200
Interest expense – Term loans	9,669	—
Interest expense – Senior Unsecured Notes	6,853	6,675
Interest expense – mortgages and notes payable	12,082	14,197
Interest expense – Convertible Notes	10,776	12,255
Non-cash interest expense:
Amortization of deferred financing costs	3,805	4,109
Amortization of debt discount, net	4,626	5,165
Total interest expense	$51,787	$46,601
(1)	Includes facility fees of approximately $1.2 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

Depreciation and amortization

While we were a net acquirer during the trailing twelve-month period of $502.9 million of Real Estate Investment Value, depreciation and amortization increased minimally period-over-period as a result of timing of the acquisition/disposition activity, specifically with the majority of both the acquisitions and dispositions closing in the first half of 2019. The following table summarizes our depreciation and amortization expense:

	Six Months Ended June 30,
(In Thousands)	2019	2018
Depreciation of real estate assets	$69,206	$66,176
Other depreciation	284	283
Amortization of lease intangibles	13,201	14,177
Total depreciation and amortization	$82,691	$80,636

Impairments

During the six months ended June 30, 2019, we recorded impairment losses of $7.3 million. $1.2 million of the impairment was recorded on Vacant properties, comprised of $0.2 million recorded on two Vacant held for use properties and $1.0 million recorded on one Vacant held for sale property. $6.3 million of impairment was recorded on underperforming properties, comprised of $2.5 million recorded on five underperforming properties held for use and $3.8 million recorded on nine underperforming properties held for sale. These impairment charges were partially offset by $0.2 million of net impairment on lease intangible liabilities.

During the six months ended June 30, 2018, we recorded impairment losses of $5.0 million. $1.3 million of the impairment was recorded on Vacant properties, all of which were held for use. The remaining $3.7 million of impairment was recorded on underperforming properties, comprised of $3.3 million of impairment recorded on 11 underperforming properties held for use and $0.4 million of impairment recorded on two underperforming properties held for sale.

(Loss) gain on debt extinguishment

During the six months ended June 30, 2019, we retired the remaining Master Trust 2013 notes, which had $158.5 million of aggregate principal outstanding and a stated interest rate of 5.27%. This resulted in a loss on debt of extinguishment of $14.7 million, primarily as a result of early repayment penalties. Additionally, we incurred a loss on debt extinguishment of

$0.7 million as a result of the termination of the 2015 Credit Agreement and 2015 Term Loan Agreement in conjunction with entering into the 2019 Revolving Credit and Term Loan Agreement. These losses were partially offset by a gain on debt extinguishment of $9.5 million as a result of extinguishing $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property.

During the six months ended June 30, 2018, the Company extinguished a total of $56.2 million of mortgage debt related to six defaulted loans on six underperforming properties, resulting in a gain on debt extinguishment of $27.9 million and sold our retained notes in Master Trust 2014 Series 2014-2 for a gain of $0.5 million. These gains were partially offset by the extinguishment of $139.7 million of Master Trust 2013 debt, which resulted in approximately $1.3 million in losses on debt extinguishment.

Gain on disposition of assets

During the six months ended June 30, 2019, we disposed of 25 properties and recorded net gains totaling $38.5 million. There were $37.3 million in net gains on the sale of 12 active properties and $1.2 million in net gains on the sale of ten Vacant properties. One property was returned to the lender in conjunction with CMBS debt extinguishment and two properties were leasehold interests that were surrendered to the lessors, which did not result in a gain/loss on disposition.

For the same period in 2018, we disposed of 17 properties and recorded net gains totaling $0.4 million. These gains were primarily driven by $1.7 million in net gains on the sale of nine active properties, partially offset by $1.1 million in net losses on the sale of two Vacant properties and $0.2 million in other net losses. Six properties were returned to the lenders in conjunction with CMBS debt extinguishment, which did not result in a gain/loss on disposition.

Preferred dividend income from SMTA

As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the six months ended June 30, 2019, we recognized preferred dividend income of $7.5 million from these shares.

LOSS FROM DISCONTINUED OPERATIONS

Discontinued operations represent the activity related to the assets that were included in the Spin-Off. As such, there is no activity related to discontinued operations for the six months ended June 30, 2019.

Property Portfolio Information

PROPERTY PORTFOLIO DIVERSIFICATION

1,563	99.6%	48	255	32
Properties	Occupancy	States	Tenants	Industries

Diversification By Tenant

Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of June 30, 2019:

Tenant (1)	Number of Properties	Square Feet (in thousands)	Percent of Contractual Rent
Cajun Global LLC	170	243	3.2%
Walgreen Co.	37	548	3.0%
The Home Depot, Inc.	7	821	2.7%
Alimentation Couche-Tard, Inc.	77	232	2.7%
CVS Caremark Corporation	34	422	2.3%
Life Time Fitness, Inc	5	588	2.2%
At Home Group Inc.	11	1,347	2.2%
GPM Investments, LLC	103	269	2.1%
Party City Holdings Inc.	3	1,090	2.0%
Ferguson Enterprises, Inc.	7	1,003	1.6%
Other	1,102	22,341	76.0%
Vacant	7	350	0.0%
Total	1,563	29,254	100.0%

(1)

Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.

Diversification By Asset Type

Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of June 30, 2019:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Retail	1,485	22,125	84.0%
Industrial	38	5,566	9.2%
Office	36	1,013	4.7%
Other	4	550	2.1%
Total	1,563	29,254	100.0%

Diversification By Industry

Industry concentration represents the industry's contribution to Contractual Rent of our owned real estate properties as of June 30, 2019:

Tenant Industry	Number of Owned Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Convenience Stores	335	944	9.6%
Health and Fitness	42	2,201	8.1%
Restaurants - Quick Service	324	660	6.8%
Movie Theatres	33	1,708	6.5%
Drug Stores / Pharmacies	83	1,128	6.5%
Specialty Retail	64	2,758	6.0%
Restaurants - Casual Dining	112	798	5.9%
Home Furnishings	24	2,454	4.6%
Grocery	39	1,781	4.3%
Home Improvement	14	1,653	4.0%
Entertainment	24	982	3.8%
Medical Office	36	620	3.7%
Dollar Stores	131	1,246	2.9%
Manufacturing	17	2,081	2.8%
Professional Services	6	648	2.3%
Car Washes	35	183	2.3%
Warehouse Club and Supercenters	10	883	2.2%
Automotive Service	54	419	2.0%
Sporting Goods	13	667	1.9%
Building Materials	9	1,047	1.8%
Distribution	6	669	1.5%
Automotive Dealers	10	297	1.4%
Automotive Parts	54	383	1.4%
Other	7	267	1.3%
Discount Department Stores	8	668	1.2%
Education	31	318	1.0%
Office Supplies	16	351	0.9%
Apparel	5	507	0.9%
Travel Plaza	3	48	0.8%
Pet Supplies & Service	4	159	0.6%
Consumer Electronics	4	188	0.6%
Discount Retailer	3	188	0.4%
Vacant	7	350	—
Total	1,563	29,254	100.0%

Diversification By Geography

Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of June 30, 2019:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Texas	241	3,567	11.6%	Alaska	9	319	1.2%
Florida	109	1,389	7.9%	New Hampshire	16	640	1.2%
Georgia	110	1,518	6.3%	Maryland	8	336	1.2%
California	20	1,125	5.2%	Arkansas	33	283	1.2%
Ohio	72	1,189	4.8%	Idaho	14	260	1.1%
Tennessee	87	1,282	4.2%	Utah	15	234	0.9%
Illinois	38	1,302	3.9%	Kansas	15	384	0.9%
New York	23	1,561	3.5%	Connecticut	5	686	0.9%
Michigan	78	1,132	3.5%	Iowa	12	194	0.8%
Arizona	42	743	3.3%	North Dakota	5	234	0.7%
Virginia	43	1,260	3.0%	Washington	7	114	0.7%
Missouri	54	933	2.9%	Maine	24	63	0.5%
Colorado	24	970	2.6%	Oregon	4	144	0.5%
South Carolina	40	626	2.6%	Montana	3	152	0.5%
Minnesota	26	943	2.5%	Massachusetts	2	131	0.4%
Alabama	77	543	2.4%	Wisconsin	7	137	0.3%
North Carolina	52	890	2.4%	Rhode Island	3	95	0.3%
New Mexico	27	545	1.9%	West Virginia	10	64	0.3%
Kentucky	34	474	1.9%	Nebraska	7	152	0.2%
Indiana	35	501	1.9%	U.S. V.I.	1	38	0.2%
New Jersey	11	590	1.7%	Wyoming	1	35	0.1%
Pennsylvania	20	488	1.5%	South Dakota	1	20	0.1%
Oklahoma	46	405	1.5%	Delaware	1	5	0.1%
Louisiana	20	261	1.4%	Vermont	1	2	*
Mississippi	30	295	1.3%

*	Less than 0.1%

Lease Expirations

The following table sets forth a summary schedule of expiration dates for leases in place as of June 30, 2019. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 9.8 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Total Square Feet (in thousands)	Contractual Rent Annualized (in thousands) (1)	Percent of Contractual Rent
Remainder of 2019	3	71	$1,198	0.3%
2020	30	920	10,858	2.7%
2021	80	2,107	27,109	6.7%
2022	42	1,740	18,549	4.6%
2023	110	2,936	33,854	8.3%
2024	40	1,593	19,713	4.8%
2025	39	1,382	17,781	4.4%
2026	81	1,735	23,615	5.8%
2027	112	2,225	32,680	8.0%
2028	86	1,103	18,665	4.6%
2029 and thereafter	933	13,092	203,545	49.8%
Vacant	7	350	—	—
Total owned properties	1,563	29,254	$407,567	100.0%

(1)	Contractual Rent for properties owned at June 30, 2019 multiplied by twelve.

Liquidity and Capital Resources

FORWARD EQUITY ISSUANCE

In May 2019, we entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 11.5 million shares of common stock at an initial gross offering price of $41.00 per share, before underwriting discounts and offering expenses. The forward purchasers borrowed and sold an aggregate of 11.5 million shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. We intend (subject to our right to elect cash or net share settlement subject to certain conditions) to deliver, upon physical settlement of the forward sale agreements on one or more dates specified by us occurring no later than November 2, 2020, an aggregate of 11.5 million shares of our common stock to the forward purchasers in exchange for cash proceeds per share equal to the applicable forward sale price. The forward sale price that the Company will receive upon physical settlement of the agreements, which was initially $39.36 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of June 30, 2019, we have settled 1.9 million of these shares for gross proceeds of $76.0 million.

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

As of June 30, 2019, 2.4 million shares of our common stock have been sold under the ATM Program. 2.3 million of this activity occurred during the six months ended June 30, 2019 for gross proceeds of $91.4 million. 1.8 million of the sales were sold by forward purchasers through agents under the ATM Program and pursuant to forward sales agreements for gross proceeds of $70.4 million based on the initial forward price. There were no open forward contracts under the ATM Program as of June 30, 2019 and capacity of $404.9 million remained available under the program.

SHARE REPURCHASE PROGRAM

In May 2018, our Board of Directors approved a stock repurchase program, which authorizes the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with new proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources, including debt. As of June 30, 2019, no shares have been repurchased under this new program.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility, and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our ATM program. As of June 30, 2019, available liquidity was comprised of $800.0 million of borrowing capacity under the 2019 Credit Facility, $11.0 million in restricted cash and restricted cash equivalents and $10.0 million in cash and cash equivalents. We also had capacity of $404.9 million available under our ATM Program and expected net proceeds of $374.6 million from open forward contracts from our May 2019 forward equity issuance as of June 30, 2019.

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

2019 Credit Facility

As of June 30, 2019, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the 2019 Facilities Agreements). As of June 30, 2019, there were no subsidiaries that met this requirement.

As of June 30, 2019, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 0.90%, with no borrowings outstanding, and a ratings-based facility fee in the amount of 0.20% per annum. As of June 30, 2019, there were no letters of credit outstanding.

A-1 Term Loans and A-2 Term Loans

As of June 30, 2019, the full borrowing capacity of $420.0 million under the A-1 Term Loans and the full borrowing capacity of $400.0 million under the A-2 Term Loans were fully drawn. The borrowing capacity of both the A-1 Term Loans and A-2 Term Loans may be increased by exercising an accordion feature, up to $620.0 million and $600.0 million, respectively, both subject to obtaining additional lender commitments. The A-1 Term Loans have a maturity of March 31, 2024 and the A-2 Term Loans have a maturity of March 31, 2022.

Borrowings may be repaid without premium or penalty and may be re-borrowed within 30 days up to the then available loan commitment and subject to occurrence limitations within any twelve-month period.

As of June 30, 2019, the A-1 Term Loans and A-2 Term Loans bore interest at a rate of LIBOR plus 1.00% based on our credit rating. In addition, a ticking fee accrued on the unused portion of the commitments for the A-2 Term Loans at a rate of 0.20% until May 15, 2019 (date they were fully drawn).

Senior Unsecured Notes

The 2026 Senior Unsecured Notes of the Operating Partnership have an aggregate principal amount of $300.0 million and are guaranteed by the Company. The 2026 Senior Unsecured Notes accrue interest at a rate of 4.45% per year, payable on March 15 and September 15 with a final maturity date of September 15, 2026.

In June 2019, the Operating Partnership issued $400 million aggregate principal of notes, which are guaranteed by the Company, resulting in net proceeds of $395.9 million. The 2029 Senior Unsecured Notes accrue interest at a rate of 4.00% per year, payable on January 15 and July 15 of each year, with a final maturity date of July 15, 2029.

The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the respective indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed three months or less prior to their respective maturity dates, the redemption price will not include a make-whole premium.

Master Trust 2013

Master Trust 2013 was an asset-backed securitization platform through which we raised capital by issuing non-recourse net lease mortgage notes collateralized by commercial real estate, net leases and mortgage loans. The commercial real estate was managed by the Company in our capacity as property manager. During the three months ended June 30, 2019, the Company elected to retire the Master Trust 2013 notes, which had one series of notes outstanding, Series 2013-2 Class A, with a stated interest rate of 5.27%. These notes were issued by a single indirect wholly-owned subsidiary of the Company which is a bankruptcy-remote, special purpose entity, and were secured by 267 owned and financed properties at time of repayment.

CMBS

As of June 30, 2019, we had six fixed-rate CMBS loans with $262.7 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.35% and a weighted-average maturity of 4.2 years. Approximately 73% of this debt is partially amortizing and requires a balloon payment at maturity. The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans as of June 30, 2019 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total
Remainder of 2019	—	—	—%	—%	$1,966	$—	$1,966
2020	—	—	—%	—%	4,100	—	4,100
2021	—	—	—%	—%	4,365	—	4,365
2022	1	12	4.67%	4.67%	4,617	42,400	47,017
2023	3	86	5.23% - 5.50%	5.46%	3,074	197,912	200,986
Thereafter	2	2	5.80% - 6.00%	5.83%	4,200	69	4,269
Total	6	100		5.35%	$22,322	$240,381	$262,703

Related Party Mortgage Loans Payable

Wholly-owned subsidiaries of Spirit are the borrower on four mortgage loans payable held by SMTA and secured by six single-tenant properties. In total, these mortgage notes had outstanding principal of $26.4 million at June 30, 2019, which is included in mortgages and notes payable, net on the consolidated balance sheet. As of June 30, 2019, these mortgage notes had a weighted average stated interest rate of 1.00%, a weighted average remaining term of 8.7 years and were eligible for early repayment without penalty. In conjunction with SMTA’s announced sale of Master Trust 2014, we have agreed to sell three of the underlying properties for gross proceeds of $55 million, which will result in the extinguishment of the mortgage loan which they collateralize.

Convertible Notes

The Convertible Notes were comprised of two series of notes: (i) $402.5 million aggregate principal amount of 2.875% convertible notes which matured on May 15, 2019 and (ii) $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. We retired the 2019 Notes in cash by drawing on the A-2 Term Loans. Interest on the 2021 Notes is payable semiannually in arrears on May 15 and November 15 of each year. As of June 30, 2019, the carrying amount of the 2021 Notes was $333.4 million, net of discounts (primarily consisting of the value of the embedded conversion feature) and unamortized deferred financing costs.

Holders may convert the 2021 Notes prior to November 15, 2020 only under specific circumstances: (1) if the closing price of our common stock for each of at last 20 trading days (whether or not consecutive) during the last 30 consecutive trading days in the quarter is greater than or equal to 130% of the conversion price for the Convertible Notes; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last closing price of our common stock and the conversion rate for the Convertible Notes; (3) if we call any or all of the Convertible Notes for redemption prior to the redemption date; or (4) upon the occurrence of specified corporate events as described in the Convertible Notes prospectus supplement. On or after November 15, 2020, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes, holders may convert the 2021 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, at our election.

The conversion rate is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of June 30, 2019, the conversion rate was 17.4458 per $1,000 principal note. If we undergo a fundamental change (as defined in the 2021 Notes’ supplemental indenture), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of June 30, 2019 (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
2019 Credit Facility	$—	$—	$—	$—	$—	$—	$—
Term loans	820,000	—	—	—	400,000	—	420,000
Senior Unsecured Notes	700,000	—	—	—	—	—	700,000
CMBS	262,703	1,966	4,100	4,365	47,017	200,986	4,269
Related party notes payable	26,404	1,493	3,009	3,039	3,069	3,100	12,694
Convertible Notes	345,000	—	—	345,000	—	—	—
	$2,154,107	$3,459	$7,109	$352,404	$450,086	$204,086	$1,136,963

CONTRACTUAL OBLIGATIONS

As discussed above, during the six months ended June 30, 2019, we drew on the A-2 Term Loans to pay the 2019 Notes in cash at their maturity in May 2019. Additionally, we elected to extinguish the Master Trust 2013 notes prior to their maturity in June 2019. Finally, in June 2019, we issued the 2029 Senior Unsecured Notes. There were no other material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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

Cash Flows

The following table presents a summary of our cash flows for the six months ended June 30, 2019 and June 30, 2018, respectively (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$144,275	$160,411	$(16,136)
Net cash used in investing activities	(301,934)	(14,346)	(287,588)
Net cash provided by (used in) financing activities	101,227	(233,114)	334,341
Net decrease in cash, cash equivalents and restricted cash	$(56,432)	$(87,049)	$30,617

As of June 30, 2019, we had $21.0 million of cash, cash equivalents and restricted cash as compared to $77.4 million as of December 31, 2018 and $27.7 million as of June 30, 2018.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

Cash flows generated by operations include the results of discontinued operations for the prior period. The direct reduction of portfolio size from the Spin-off was the primary driver in the decrease of net cash provided by operations. These Spin-Off related drivers include:

•

a net decrease in cash rental revenue and interest on loans receivable of $87.8 million, comprised of $100.1 million reduction resulting from the Spin-Off, partially offset by $12.3 million increase due primarily to acquisitions;

•	a decrease in other income of $1.6 million, primarily resulting from the pay-off of a loan receivable of $1.0 million in the six months ended June 30, 2018;

This decrease was offset by:

•	a decrease in cash interest expense of $33.7 million,
•	a decrease in transaction costs of $20.0 million,
•	a decrease in property costs of $4.5 million,
•	a decrease in general and administrative costs of $2.1 million, driven primarily by a reduction in severance costs period-over-period and
•	an increase in related party fee income of $11.6 million, which excludes $0.4 million in non-cash income related to stock compensation awarded by SMTA to an employee of Spirit.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the six months ended June 30, 2019 included $447.5 million for the acquisition of 126 properties and $25.7 million of capitalized real estate expenditures. These outflows were partially offset by $163.2 million in net proceeds from the disposition of 25 properties and $8.1 million in collections of principal on loans receivable.

During the same period in 2018, net cash used in investing activities consisted of $18.1 million for the acquisition of five properties, and $21.1 million of capitalized real estate expenditures, and $35.5 million for investments in loans receivable. These outflows were partially offset by $37.6 million in proceeds from the disposition of 40 properties and $22.8 million in collections of principal on loans receivable.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the six months ended June 30, 2019 was primarily attributable to net borrowings of $400 million under term loans, borrowings of $399.7 million under senior unsecured notes and net proceeds from the issuance of common stock of $162.3 million. These amounts were partially offset by the payment of dividends to equity owners of $113 million, repayment of $171.3 million on mortgages and notes payable, net repayments of $146.3 million on our revolving credit facilities, repayment of $402.5 million on convertible notes, deferred financing costs of $13.9 million, debt extinguishment costs of $12.3 million and common stock share repurchases for employee tax withholdings totaling $1.4 million.

During the same period in 2018, net cash used in financing activities was primarily attributable to common stock share repurchases totaling $169.8 million, payment of dividends to equity owners of $164.7 million, the transfer of $73.1 million in cash, cash equivalents and restricted cash to SMTA in conjunction with the Spin-Off and the net repayment of $60.6 million on mortgages and notes payable. These amounts were partially offset by net borrowings of $234.5 million under our Revolving Credit Facility.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any material off-balance sheet arrangements.

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

Adjusted EBITDAre

Adjusted EBITDAre represents EBITDAre as adjusted for transaction costs, revenue producing acquisitions and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter, severance charges, deal pursuit costs, and debt extinguishment gains (losses). We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.

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

FFO and AFFO

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income attributable to common stockholders	$43,149	$14,576	$84,139	$42,706
Add / (less):
Portfolio depreciation and amortization	41,200	53,838	82,407	115,814
Portfolio impairments	3,607	1,349	7,299	15,918
Gain on disposition of assets	(29,776)	(722)	(38,506)	(117)
FFO attributable to common stockholders	$58,180	$69,041	$135,339	$174,321
Add / (less):
Loss (gain) on debt extinguishment	14,676	(5,401)	5,893	(26,729)
Deal pursuit costs	173	408	244	456
Transaction costs	—	16,033	—	19,965
Non-cash interest expense	3,694	6,263	8,431	13,804
Accrued interest and fees on defaulted loans	—	295	285	851
Straight-line rent, net of related bad debt expense	(4,485)	(4,187)	(7,392)	(8,644)
Other amortization and non-cash charges	(270)	(89)	(595)	(694)
Non-cash compensation expense	3,883	4,739	7,461	9,105
AFFO attributable to common stockholders	$75,851	$87,102	$149,666	$182,435

Net income per share of common stock - Diluted (1)	$0.49	$0.17	$0.96	$0.50

FFO per share of common stock - Diluted (1)	$0.66	$0.80	$1.55	$1.99

AFFO per share of common stock - Diluted (1)	$0.86	$1.02	$1.72	$2.09

Weighted average shares of common stock outstanding:
Diluted	87,890,699	85,804,263	86,779,297	87,403,230

(1)

For the three months ended June 30, 2019 and 2018, dividends paid to unvested restricted stockholders of $0.2 million and $0.3 million, respectively, are deducted from FFO and AFFO attributable to common stockholders in the computation of per share amounts. For the six months ended June 30, 2019 and 2018, dividends paid to unvested restricted stockholders of $0.5 million and $0.7 million, respectively, are deducted from FFO and AFFO attributable to common stockholders in the computation of per share amounts.

For the three months ended June 30, 2019, undistributed earnings allocated to unvested restricted stockholders of $0.1 million are deducted from AFFO attributable to common stockholders in the computation of the per share amount. For the six months ended June 30, 2019, undistributed earnings allocated to unvested restricted stockholders of $0.1 million and $0.2 million are deducted from FFO and AFFO, respectively, attributable to common stockholders in the computation of per share amounts. For the six months ended June 30, 2018, undistributed earnings allocated to unvested restricted stockholders of $0.1 million are deducted from both FFO and AFFO attributable to common stockholders in the computation of per share amounts.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	June 30,
(Dollars in thousands)	2019	2018
Revolving credit facilities	$—	$346,500
Term loans	814,336	—
Senior Unsecured Notes, net	691,940	295,542
Mortgages and notes payable, net	286,312	467,334
Convertible Notes, net	333,427	722,756
Total debt, net	2,126,015	1,832,132
Add / (less):
Unamortized debt discount, net	10,411	20,042
Unamortized deferred financing costs	17,681	17,472
Cash and cash equivalents	(9,984)	(9,289)
Restricted cash balances held for the benefit of lenders	(11,005)	(18,369)
Adjusted Debt	$2,133,118	$1,841,988

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018
Net income	$45,737	$17,164
Add / (less):
Interest	25,176	42,056
Depreciation and amortization	41,342	53,980
Income tax expense	320	203
Realized gains on sales of real estate assets	(29,776)	(722)
Impairments on real estate assets	3,607	1,349
EBITDAre	$86,406	$114,030
Add /(less):
Other costs in general and administrative associated with Spin-off	—	1,392
Adjustments to revenue producing acquisitions and dispositions (1)	4,537	—
Transaction costs	—	16,033
Deal pursuit costs	173	408
(Loss) gain on debt extinguishment	14,676	(5,401)
Adjusted EBITDAre	$105,792	$126,462
Other adjustments for Annualized EBITDAre (2)	(1,606)	—
Annualized Adjusted EBITDAre	$416,744	$505,848
Adjusted Debt / Annualized Adjusted EBITDAre	5.1x	3.6x

(1)	Revenue producing acquisitions and dispositions were adjusted as if such acquisitions and dispositions had occurred at the beginning of the quarter.
(2)	Adjustments for which annualization would not be appropriate are composed of reserves, write-offs related to certain straight-line rent receivables and other adjustments.

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

The objective of our interest rate risk management policy is to match fund fixed-rate assets with fixed-rate liabilities. As of June 30, 2019, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of June 30, 2019, $1.3 billion of our indebtedness was fixed-rate, consisting of our Senior Unsecured Notes, mortgages and notes payable and Convertible Notes, with a weighted average stated interest rate of 4.24%, excluding amortization of deferred financing costs and debt discounts/premiums. As of June 30, 2019, $820.0 million of our indebtedness was variable-rate, consisting of our 2019 Credit Facility, A-1 Term Loans and A-2 Term Loans, with a weighted average stated interest rate of 3.50%. If one-month LIBOR as of June 30, 2019 increased by 12.5 basis points, or 0.125%, the resulting increase in annual interest expense with respect to the $820.0 million outstanding under the 2019 Credit Facility, A-1 Term Loans and A-2 Term Loans would impact our future earnings and cash flows by $1.0 million.

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

The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of June 30, 2019 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$—	$—
Term loans, net (1)	814,336	850,985
Senior Unsecured Notes, net (1)	691,940	715,497
Mortgages and notes payable, net (1)	286,312	305,845
Convertible Notes, net (1)	333,427	352,286

(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

SPIRIT REALTY CAPITAL, INC.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2019 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.

SPIRIT REALTY, L.P.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2019 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Articles Supplementary of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

3.4	Fifth Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Form 8-K on August 15, 2017 and incorporated herein by reference.

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

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Spirit Realty, L.P.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

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

Date: August 7, 2019