Form 10-Q
period 2019-09-30
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2019-11-05
CIK 1308606, 1703181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 99,730,000 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

Explanatory Note

This report combines the quarterly reports on Form 10-Q for the three and nine months ended September 30, 2019 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.

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

GLOSSARY

1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2015 Credit Agreement	Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
2015 Credit Facility	$800.0 million unsecured credit facility pursuant to the 2015 Credit Agreement
2015 Term Loan	$420.0 million senior unsecured term facility pursuant to the 2015 Term Loan Agreement
2015 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
2017 Tax Legislation	Tax Cuts and Jobs Act
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Facilities Agreements	2019 Revolving Credit and Term Loan Agreement and A-2 Term Loans
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
2026 Senior Unsecured Notes	$300 million aggregate principal amount of senior notes issued in August 2016
2027 Senior Unsecured Notes	$300 million aggregate principal amount of senior notes issued in September 2019
2029 Senior Unsecured Notes	$400 million aggregate principal amount of senior notes issued in June 2019
2030 Senior Unsecured Notes	$500 million aggregate principal amount of senior notes issued in September 2019
A-1 Term Loans	$420.0 million unsecured term loan facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
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

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
Interim Management Agreement	Interim Management Agreement between Spirit Realty AM Corporation, a wholly-owned subsidiary of the Company, and Spirit MTA REIT dated June 2, 2019 and effective September 20, 2019
LIBOR	London Interbank Offered Rate
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014
Master Trust Notes	Master Trust 2013 and Master Trust 2014 notes, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
Moody's	Moody's Investor Services
NAREIT	National Association of Real Estate Investment Trusts
Occupancy	The number of economically yielding owned properties divided by total owned properties
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
Property Management and Servicing Agreement

Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real Estate Investment Trust
S&P	S&P's Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Unsecured Notes, 2027 Senior Unsecured Notes, 2029 Senior Unsecured Notes, and 2030 Senior Unsecured Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
SMTA	Spirit MTA REIT, a Maryland real estate investment trust
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$1,749,570	$1,632,664
Buildings and improvements	3,531,945	3,125,053
Total real estate investments	5,281,515	4,757,717
Less: accumulated depreciation	(689,346)	(621,456)
	4,592,169	4,136,261
Loans receivable, net	36,570	47,044
Intangible lease assets, net	311,597	294,463
Real estate assets under direct financing leases, net	14,478	20,289
Real estate assets held for sale, net	5,518	18,203
Net investments	4,960,332	4,516,260
Cash and cash equivalents	358,440	14,493
Deferred costs and other assets, net	119,212	156,428
Investment in Master Trust 2014	—	33,535
Preferred equity investment in SMTA	—	150,000
Goodwill	225,600	225,600
Total assets	$5,663,584	$5,096,316

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$146,300
Term loans, net	—	419,560
Senior Unsecured Notes, net	1,483,491	295,767
Mortgages and notes payable, net	259,113	463,196
Convertible Notes, net	334,904	729,814
Total debt, net	2,077,508	2,054,637
Intangible lease liabilities, net	116,515	120,162
Accounts payable, accrued expenses and other liabilities	136,781	119,768
Total liabilities	2,330,804	2,294,567
Commitments and contingencies (see Note 6)

Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both September 30, 2019 and December 31, 2018	166,177	166,177
Common stock, $0.05 par value, 175,000,000 shares authorized: 99,730,073 and 85,787,355 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	4,987	4,289
Capital in excess of common stock par value	5,544,170	4,995,697
Accumulated deficit	(2,370,392)	(2,357,255)
Accumulated other comprehensive loss	(12,162)	(7,159)
Total stockholders’ equity	3,332,780	2,801,749
Total liabilities and stockholders’ equity	$5,663,584	$5,096,316

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$109,511	$100,827	$320,084	$300,570
Interest income on loans receivable	843	1,121	2,749	2,410
Earned income from direct financing leases	267	465	971	1,395
Related party fee income	54,795	6,750	68,971	8,969
Other income	1,531	481	2,510	2,298
Total revenues	166,947	109,644	395,285	315,642
Expenses:
General and administrative	12,727	11,033	39,741	39,843
Termination of interest rate swaps	12,461	—	12,461	—
Property costs (including reimbursable)	4,407	5,172	13,968	15,529
Deal pursuit costs	330	26	574	143
Interest	24,675	24,784	76,462	71,385
Depreciation and amortization	43,907	40,379	126,598	121,015
Impairments	5,932	1,279	13,231	6,254
Total expenses	104,439	82,673	283,035	254,169
Other income:
(Loss) gain on debt extinguishment	(5,580)	—	(11,473)	27,092
Gain on disposition of assets	32,254	436	70,760	827
Preferred dividend income from SMTA	3,302	3,750	10,802	5,000
Total other income	29,976	4,186	70,089	32,919
Income from continuing operations before income tax expense	92,484	31,157	182,339	94,392
Income tax expense	(11,190)	(135)	(11,730)	(475)
Income from continuing operations	81,294	31,022	170,609	93,917
Loss from discontinued operations	—	(966)	—	(15,979)
Net income	$81,294	$30,056	$170,609	$77,938
Dividends paid to preferred shareholders	(2,587)	(2,588)	(7,763)	(7,764)
Net income attributable to common stockholders	$78,707	$27,468	$162,846	$70,174

Net income per share attributable to common stockholders - basic:
Continuing operations	$0.87	$0.33	$1.85	$0.98
Discontinued operations	—	(0.01)	—	(0.18)
Net income per share attributable to common stockholders - basic	$0.87	$0.32	$1.85	$0.80

Net income per share attributable to common stockholders - diluted:
Continuing operations	$0.87	$0.33	$1.85	$0.98
Discontinued operations	—	(0.01)	—	(0.18)
Net income per share attributable to common stockholders - diluted	$0.87	$0.32	$1.85	$0.80

Weighted average shares of common stock outstanding:
Basic	90,040,353	85,336,193	87,529,786	86,632,552
Diluted	90,396,797	85,578,507	87,784,477	86,788,140

Dividends declared per common share issued	$0.6250	$0.6250	$1.8750	$2.4250

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to common stockholders	$78,707	$27,468	$162,846	$70,174
Other comprehensive income (loss):
Net reclassification of amounts (to) from AOCL	8,772	—	(5,003)	—
Total comprehensive income	$87,479	$27,468	$157,843	$70,174

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Nine Months Ended September 30, 2019	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2018	6,900,000	$166,177	85,787,355	$4,289	$4,995,697	$(2,357,255)	$(7,159)	$2,801,749
Net income	—	—	—	—	—	43,578	—	43,578
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	40,990	—	40,990
Other comprehensive loss	—	—	—	—	—	—	(5,021)	(5,021)
Dividends declared on common stock	—	—	—	—	—	(54,254)	—	(54,254)
Tax withholdings related to net stock settlements	—	—	(17,800)	(1)	—	(703)	—	(704)
Issuance of shares of common stock, net	—	—	893,526	45	32,641	—	—	32,686
Other	—	—	—	—	(79)	—	—	(79)
Stock-based compensation, net	—	—	148,705	8	3,570	(309)	—	3,269
Balances, March 31, 2019	6,900,000	$166,177	86,811,786	$4,341	$5,031,829	$(2,371,531)	$(12,180)	$2,818,636
Net income	—	—	—	—	—	45,737	—	45,737
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	43,149	—	43,149
Other comprehensive loss	—	—	—	—	—	—	(8,754)	(8,754)
Dividends declared on common stock	—	—	—	—	—	(56,318)	—	(56,318)
Tax withholdings related to net stock settlements	—	—	(16,367)	(1)	—	(677)	—	(678)
Issuance of shares of common stock, net	—	—	3,292,102	165	129,685	—	—	129,850
Stock-based compensation, net	—	—	23,206	1	3,882	(308)	—	3,575
Balances, June 30, 2019	6,900,000	$166,177	90,110,727	$4,506	$5,165,396	$(2,385,685)	$(20,934)	$2,929,460
Net income	—	—	—	—	—	81,294	—	81,294
Dividends declared on preferred stock	—	—	—	—	—	(2,587)	—	(2,587)
Net income available to common stockholders		—		—	—	78,707	—	78,707
Net reclassification of amounts from AOCL	—	—	—	—	—	—	8,772	8,772
Dividends declared on common stock	—	—	—	—	—	(62,322)	—	(62,322)
Tax withholdings related to net stock settlements	—	—	(24,229)	(1)	—	(1,157)	—	(1,158)
Issuance of shares of common stock, net	—	—	9,646,430	482	375,240	—	—	375,722
Stock-based compensation, net	—	—	(2,855)	—	3,534	65	—	3,599
Balances, September 30, 2019	6,900,000	$166,177	99,730,073	$4,987	$5,544,170	$(2,370,392)	$(12,162)	$3,332,780

Nine Months Ended September 30, 2018	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2017	6,900,000	$166,193	89,774,135	$4,489	$5,193,631	$(2,044,704)	$—	$3,319,609
Net income	—	—	—	—	—	30,718	—	30,718
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	28,130	—	28,130
Dividends declared on common stock	—	—	—	—	—	(78,581)	—	(78,581)
Tax withholdings related to net stock settlements	—	—	(12,188)	—	—	(484)	—	(484)
Repurchase of common shares	—	—	(2,632,210)	(132)	—	(103,910)	—	(104,042)
Stock-based compensation, net	—	—	183,081	9	4,357	(275)	—	4,091
Balances, March 31, 2018	6,900,000	$166,193	87,312,818	$4,366	$5,197,988	$(2,199,824)	$—	$3,168,723
Net income	—	—	—	—	—	17,164	—	17,164
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	14,576	—	14,576
Dividends declared on common stock	—	—	—	—	—	(77,143)	—	(77,143)
Tax withholdings related to net stock settlements	—	—	(28,375)	(2)	—	(1,171)	—	(1,173)
Repurchase of common shares	—	—	(1,612,236)	(80)	—	(64,043)	—	(64,123)
SMTA dividend distribution	—	—	—	—	(216,005)	—	—	(216,005)
Stock-based compensation, net	—	—	42,306	2	4,736	(307)	—	4,431
Balances, June 30, 2018	6,900,000	$166,193	85,714,513	$4,286	$4,986,719	$(2,327,912)	$—	$2,829,286
Net income	—	—	—	—	—	30,056	—	30,056
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income available to common stockholders		—		—	—	27,468	—	27,468
Dividends declared on common stock	—	—	—	—	—	(53,546)	—	(53,546)
Tax withholdings related to net stock settlements	—	—	(16,509)	(1)	—	(689)	—	(690)
Issuance of preferred shares, net	—	(16)	—	—	—	—	—	(16)
Stock-based compensation, net	—	—	(1,743)	—	3,085	(229)	—	2,856
Balances, September 30, 2018	6,900,000	$166,177	85,696,261	$4,285	$4,989,804	$(2,354,908)	$—	$2,805,358

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$170,609	$77,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,598	156,476
Impairments	13,231	17,197
Amortization of deferred financing costs	5,155	7,442
Amortization of debt discounts	5,805	10,888
Amortization of deferred losses on interest rate swaps	156	—
Loss on termination of interest rate swaps	12,461	—
Payment for termination of interest rate swaps	(24,843)	—
Stock-based compensation expense	10,995	12,189
Loss (gain) on debt extinguishment	11,473	(26,729)
Gain on dispositions of real estate and other assets	(70,760)	(553)
Non-cash revenue	(13,581)	(14,239)
Bad debt expense and other	184	1,596
Changes in operating assets and liabilities:
Deferred costs and other assets, net	4,560	(5,681)
Accounts payable, accrued expenses and other liabilities	7,310	(2,712)
Net cash provided by operating activities	259,353	233,812
Investing activities
Acquisitions of real estate	(719,081)	(242,491)
Capitalized real estate expenditures	(32,902)	(26,769)
Investments in loans receivable	—	(35,450)
Proceeds from redemption of preferred equity investment	150,000	—
Collections from investment in Master Trust 2014	33,535	—
Collections of principal on loans receivable and real estate assets under direct financing leases	9,303	25,858
Proceeds from dispositions of real estate and other assets, net	230,529	41,461
Net cash used in investing activities	(328,616)	(237,391)

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Financing activities
Borrowings under revolving credit facilities	744,700	737,800
Repayments under revolving credit facilities	(891,000)	(692,800)
Borrowings under mortgages and notes payable	—	104,247
Repayments under mortgages and notes payable	(198,645)	(167,671)
Borrowings under term loans	820,000	420,000
Repayments under term loans	(1,240,000)	—
Repayments under Convertible Notes	(402,500)	—
Borrowings under Senior Unsecured Notes	1,198,264	—
Debt extinguishment costs	(12,590)	(2,968)
Deferred financing costs	(20,230)	(1,417)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	—	(73,081)
Sale of SubREIT preferred shares	—	5,000
Proceeds from issuance of common stock, net of offering costs	538,003	—
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(2,540)	(170,512)
Common stock dividends paid	(164,191)	(236,663)
Preferred stock dividends paid	(7,763)	(7,764)
Net cash provided by (used in) financing activities	361,508	(85,829)
Net increase (decrease) in cash, cash equivalents and restricted cash	292,245	(89,408)
Cash, cash equivalents and restricted cash, beginning of period	77,421	114,707
Cash, cash equivalents and restricted cash, end of period	$369,666	$25,299

Cash paid for interest	$61,755	$94,050
Cash paid for income taxes	$1,121	$1,133

Supplemental Disclosures of Non-Cash Activities:	Nine Months Ended September 30,
	2019	2018
Distributions declared and unpaid	$62,322	$54,217
Relief of debt through sale or foreclosure of real estate properties	10,368	56,119
Net real estate and other collateral assets sold or surrendered to lender	654	28,271
Cash flow hedge changes in fair value	18,593	—
Accrued interest capitalized to principal (1)	251	1,719
Accrued market-based award dividend rights	847	811
Accrued capitalized costs	2,065	—
Accrued deferred financing costs	2,048	—
Financing provided in connection with disposition of assets	—	2,888
Right-of-use lease assets	6,143	—
Lease liabilities	6,143	—
Reclass of residual value from direct financing lease to operating lease	5,841	—
Investment in preferred shares	—	150,000
Non-cash distribution to SMTA, net	—	142,924

(1)	Accrued and overdue interest on certain CMBS notes that were intentionally placed in default.

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Balance Sheets

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$1,749,570	$1,632,664
Buildings and improvements	3,531,945	3,125,053
Total real estate investments	5,281,515	4,757,717
Less: accumulated depreciation	(689,346)	(621,456)
	4,592,169	4,136,261
Loans receivable, net	36,570	47,044
Intangible lease assets, net	311,597	294,463
Real estate assets under direct financing leases, net	14,478	20,289
Real estate assets held for sale, net	5,518	18,203
Net investments	4,960,332	4,516,260
Cash and cash equivalents	358,440	14,493
Deferred costs and other assets, net	119,212	156,428
Investment in Master Trust 2014	—	33,535
Preferred equity investment in SMTA	—	150,000
Goodwill	225,600	225,600
Total assets	$5,663,584	$5,096,316

Liabilities and partners' capital
Liabilities:
Revolving credit facilities	$—	$146,300
Term loans, net	—	419,560
Senior Unsecured Notes, net	1,483,491	295,767
Mortgages and notes payable, net	259,113	463,196
Notes payable to Spirit Realty Capital, Inc., net	334,904	729,814
Total debt, net	2,077,508	2,054,637
Intangible lease liabilities, net	116,515	120,162
Accounts payable, accrued expenses and other liabilities	136,781	119,768
Total liabilities	2,330,804	2,294,567
Commitments and contingencies (see Note 6)
Partners' capital:
Partnership units
General partner's capital: 797,644 units issued and outstanding as of both September 30, 2019 and December 31, 2018	22,924	23,061
Limited partners' preferred capital: 6,900,000 units issued and outstanding as of both September 30, 2019 and December 31, 2018	166,177	166,177
Limited partners' capital: 98,932,429 and 84,989,711 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,143,679	2,612,511
Total partners' capital	3,332,780	2,801,749
Total liabilities and partners' capital	$5,663,584	$5,096,316

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Operations

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$109,511	$100,827	$320,084	$300,570
Interest income on loans receivable	843	1,121	2,749	2,410
Earned income from direct financing leases	267	465	971	1,395
Related party fee income	54,795	6,750	68,971	8,969
Other income	1,531	481	2,510	2,298
Total revenues	166,947	109,644	395,285	315,642
Expenses:
General and administrative	12,727	11,033	39,741	39,843
Termination of interest rate swaps	12,461	—	12,461	—
Property costs (including reimbursable)	4,407	5,172	13,968	15,529
Deal pursuit costs	330	26	574	143
Interest	24,675	24,784	76,462	71,385
Depreciation and amortization	43,907	40,379	126,598	121,015
Impairments	5,932	1,279	13,231	6,254
Total expenses	104,439	82,673	283,035	254,169
Other income:
(Loss) gain on debt extinguishment	(5,580)	—	(11,473)	27,092
Gain on disposition of assets	32,254	436	70,760	827
Preferred dividend income from SMTA	3,302	3,750	10,802	5,000
Total other income	29,976	4,186	70,089	32,919
Income from continuing operations before income tax expense	92,484	31,157	182,339	94,392
Income tax expense	(11,190)	(135)	(11,730)	(475)
Income from continuing operations	81,294	31,022	170,609	93,917
Loss from discontinued operations	—	(966)	—	(15,979)
Net income	$81,294	$30,056	$170,609	$77,938
Preferred distributions	(2,587)	(2,588)	(7,763)	(7,764)
Net income after preferred distributions	$78,707	$27,468	$162,846	$70,174

Net income attributable to the general partner:
Continuing operations	$703	$313	$1,477	$789
Discontinued operations	—	(32)	—	(146)
Net income attributable to the general partner	$703	$281	$1,477	$643

Net income attributable to the limited partners:
Continuing operations	$78,004	$28,121	$161,369	$85,364
Discontinued operations	—	(934)	—	(15,833)
Net income attributable to the limited partners	$78,004	$27,187	$161,369	$69,531

SPIRIT REALTY, L.P.

Consolidated Statements of Operations

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income per partnership unit - basic:
Continuing operations	$0.87	$0.33	$1.85	$0.98
Discontinued operations	—	(0.01)	—	(0.18)
Net income per partnership unit - basic	$0.87	$0.32	$1.85	$0.80

Net income per partnership unit - diluted:
Continuing operations	$0.87	$0.33	$1.85	$0.98
Discontinued operations	—	(0.01)	—	(0.18)
Net income per partnership unit - diluted	$0.87	$0.32	$1.85	$0.80

Weighted average partnership units outstanding:
Basic	90,040,353	85,336,193	87,529,786	86,632,552
Diluted	90,396,797	85,578,507	87,784,477	86,788,140

Distributions declared per partnership unit issued	$0.6250	$0.6250	$1.8750	$2.4250

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income after preferred distributions	$78,707	$27,468	$162,846	$70,174
Other comprehensive income (loss):
Net reclassification of amounts (to) from AOCL	8,772	—	(5,003)	—
Total comprehensive income	$87,479	$27,468	$157,843	$70,174

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Partners' Capital

(In Thousands, Except Unit Data)

(Unaudited)

Nine Months Ended September 30, 2019	Preferred Units		Common Units
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)		Total Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2018	6,900,000	$166,177	797,644	$23,061	84,989,711	$2,612,511	$2,801,749
Net income	—	—	—	380	—	43,198	43,578
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		380		40,610	40,990
Other comprehensive loss	—	—	—	(47)	—	(4,974)	(5,021)
Partnership distributions declared on common units	—	—	—	(504)	—	(53,750)	(54,254)
Tax withholdings related to net settlement of common units	—	—	—	—	(17,800)	(704)	(704)
Issuance of common units, net	—	—	—	—	893,526	32,686	32,686
Other	—	—	—	(1)	—	(78)	(79)
Stock-based compensation, net	—	—	—	—	148,705	3,269	3,269
Balances, March 31, 2019	6,900,000	$166,177	797,644	$22,889	86,014,142	$2,629,570	$2,818,636
Net income	—	—	—	394	—	45,343	45,737
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		394		42,755	43,149
Other comprehensive loss	—	—	—	(80)	—	(8,674)	(8,754)
Partnership distributions declared on common units	—	—	—	(513)	—	(55,805)	(56,318)
Tax withholdings related to net settlement of common units	—	—	—	—	(16,367)	(678)	(678)
Issuance of common units, net	—	—	—	—	3,292,102	129,850	129,850
Stock-based compensation, net	—	—	—	—	23,206	3,575	3,575
Balances, June 30, 2019	6,900,000	$166,177	797,644	$22,690	89,313,083	$2,740,593	$2,929,460
Net income	—	—	—	703	—	80,591	81,294
Partnership distributions declared on preferred units	—	—	—	—	—	(2,587)	(2,587)
Net income after preferred distributions		—		703		78,004	78,707
Net reclassification of amounts from AOCL	—	—	—	82	—	8,690	8,772
Partnership distributions declared on common units	—	—	—	(551)	—	(61,771)	(62,322)
Tax withholdings related to net settlement of common units	—	—	—	—	(24,229)	(1,158)	(1,158)
Issuance of common units, net	—	—	—	—	9,646,430	375,722	375,722
Stock-based compensation, net	—	—	—	—	(2,855)	3,599	3,599
Balances, September 30, 2019	6,900,000	$166,177	797,644	$22,924	98,932,429	$3,143,679	$3,332,780

Nine Months Ended September 30, 2018	Preferred Units		Common Units
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)		Total Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2017	6,900,000	$166,193	797,644	$24,426	88,976,491	$3,128,990	$3,319,609
Net income	—	—	—	229	—	30,489	30,718
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		229		27,901	28,130
Partnership distributions declared on common units	—	—	—	(701)	—	(77,880)	(78,581)
Tax withholdings related to net settlement of common units	—	—	—	—	(12,188)	(484)	(484)
Repurchase of partnership units	—	—	—	—	(2,632,210)	(104,042)	(104,042)
Stock-based compensation, net	—	—	—	—	183,081	4,091	4,091
Balances, March 31, 2018	6,900,000	$166,193	797,644	$23,954	86,515,174	$2,978,576	$3,168,723
Net income	—	—	—	133	—	17,031	17,164
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		133		14,443	14,576
Partnership distributions declared on common units	—	—	—	(703)	—	(76,440)	(77,143)
Tax withholdings related to net settlement of common units	—	—	—	—	(28,375)	(1,173)	(1,173)
Repurchase of partnership units	—	—	—	—	(1,612,236)	(64,123)	(64,123)
SMTA dividend distribution	—	—	—	—	—	(216,005)	(216,005)
Stock-based compensation, net	—	—	—	—	42,306	4,431	4,431
Balances, June 30, 2018	6,900,000	$166,193	797,644	$23,384	84,916,869	$2,639,709	$2,829,286
Net income	—	—	—	281	—	29,775	30,056
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		281		27,187	27,468
Partnership distributions declared on common units	—	—	—	(514)	—	(53,032)	(53,546)
Tax withholdings related to net settlement of common units	—	—	—	—	(16,509)	(690)	(690)
Issuance of partnership units	—	(16)	—	—	—	—	(16)
Stock-based compensation, net	—	—	—	—	(1,743)	2,856	2,856
Balances, September 30, 2018	6,900,000	$166,177	797,644	$23,151	84,898,617	$2,616,030	$2,805,358

(1)	Consists of limited partnership interests held by the Corporation and Spirit Notes Partner, LLC.
(2)	Consists of general partnership interests held by OP Holdings.

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$170,609	$77,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,598	156,476
Impairments	13,231	17,197
Amortization of deferred financing costs	5,155	7,442
Amortization of debt discounts	5,805	10,888
Amortization of deferred losses on interest rate swaps	156	—
Loss on termination of interest rate swaps	12,461	—
Payment for termination of interest rate swaps	(24,843)	—
Stock-based compensation expense	10,995	12,189
Loss (gain) on debt extinguishment	11,473	(26,729)
Gain on dispositions of real estate and other assets	(70,760)	(553)
Non-cash revenue	(13,581)	(14,239)
Bad debt expense and other	184	1,596
Changes in operating assets and liabilities:
Deferred costs and other assets, net	4,560	(5,681)
Accounts payable, accrued expenses and other liabilities	7,310	(2,712)
Net cash provided by operating activities	259,353	233,812
Investing activities
Acquisitions of real estate	(719,081)	(242,491)
Capitalized real estate expenditures	(32,902)	(26,769)
Investments in loans receivable	—	(35,450)
Proceeds from redemption of preferred equity investment	150,000	—
Collections from investment in Master Trust 2014	33,535	—
Collections of principal on loans receivable and real estate assets under direct financing leases	9,303	25,858
Proceeds from dispositions of real estate and other assets, net	230,529	41,461
Net cash used in investing activities	(328,616)	(237,391)

SPIRIT REALTY, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Financing activities
Borrowings under revolving credit facilities	744,700	737,800
Repayments under revolving credit facilities	(891,000)	(692,800)
Borrowings under mortgages and notes payable	—	104,247
Repayments under mortgages and notes payable	(198,645)	(167,671)
Borrowings under term loans	820,000	420,000
Repayments under term loans	(1,240,000)	—
Repayments under Convertible Notes	(402,500)	—
Borrowings under Senior Unsecured Notes	1,198,264	—
Debt extinguishment costs	(12,590)	(2,968)
Deferred financing costs	(20,230)	(1,417)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	—	(73,081)
Sale of SubREIT preferred shares	—	5,000
Proceeds from issuance of partnership units, net of offering costs	538,003	—
Repurchase of partnership units, including tax withholdings related to net settlement of common units	(2,540)	(170,512)
Common distributions paid	(164,191)	(236,663)
Preferred distributions paid	(7,763)	(7,764)
Net cash provided by (used in) financing activities	361,508	(85,829)
Net increase (decrease) in cash, cash equivalents and restricted cash	292,245	(89,408)
Cash, cash equivalents and restricted cash, beginning of period	77,421	114,707
Cash, cash equivalents and restricted cash, end of period	$369,666	$25,299

Cash paid for interest	$61,755	$94,050
Cash paid for income taxes	$1,121	$1,133

Supplemental Disclosures of Non-Cash Activities:	Nine Months Ended September 30,
	2019	2018
Distributions declared and unpaid	$62,322	$54,217
Relief of debt through sale or foreclosure of real estate properties	10,368	56,119
Net real estate and other collateral assets sold or surrendered to lender	654	28,271
Cash flow hedge changes in fair value	18,593	—
Accrued interest capitalized to principal (1)	251	1,719
Accrued market-based award dividend rights	847	811
Accrued capitalized costs	2,065	—
Accrued deferred financing costs	2,048	—
Financing provided in connection with disposition of assets	—	2,888
Right-of-use lease assets	6,143	—
Lease liabilities	6,143	—
Reclass of residual value from direct financing lease to operating lease	5,841	—
Investment in preferred shares	—	150,000
Non-cash distribution to SMTA, net	—	142,924

(1)	Accrued and overdue interest on certain CMBS notes that were intentionally placed in default.

See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 1. Organization

Organization and Operations

Spirit Realty Capital, Inc. (the "Corporation" or "Spirit" or, with its consolidated subsidiaries, the "Company") operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally leased on a long-term, triple-net basis to tenants operating within retail, office, industrial and other property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits. The Company began operations through a predecessor legal entity in 2003.

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

The Company formed Spirit Realty AM Corporation (“SRAM”), a wholly-owned taxable REIT subsidiary on March 28, 2018. The Company transferred its Asset Management Agreement to SRAM on April 1, 2019. The Company allocates personnel and other general and administrative costs to SRAM for management services provided to SMTA, including the sale of Master Trust 2014 on September 20, 2019.

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

The Company also consolidates a variable interest entity ("VIE") when the Company is determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company's determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements and other contractual arrangements. The Company evaluated SMTA under ASC 810 Consolidation at time of Spin-Off and continues to evaluate quarterly thereafter. As a result of this analysis, the Company concluded that it no longer has variable interests in SMTA as of September 30, 2019. Control of SMTA is therefore evaluated under the voting interest model and does not require consolidation by the Company.

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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of September 30, 2019 and December 31, 2018, net assets totaling $0.45 billion and $0.90 billion, respectively, were held, and net liabilities totaling $0.28 billion and $0.48 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

Discontinued Operations

A discontinued operation represents: (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition. Examples of a strategic shift include disposing of: (i) a separate major line of business, (ii) a separate major geographic area of operations, or (iii) other major parts of the Company. The Company determined that the Spin-Off represented a strategic shift that had a major effect on the Company's results and, therefore, SMTA 's operations qualify as discontinued operations. See Note 12 for further discussion on discontinued operations.

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

Revenue Recognition

Rental Income: Cash and Straight-line Rent

The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. For the majority of our operating leases at September 30, 2019, the lease includes one or more options to extend, typically for a period of five to ten years per renewal option. Excluding Walgreen Co., less than 1% of the Company's operating leases at September 30, 2019 include an option to terminate. Walgreen Co. leases are generally for fifty years or more with several five-year termination periods after an initial non-cancelable term. For less than 6% of operating leases at September 30, 2019, the lease includes an option to purchase, where the purchase option is generally determined based on fair market value of the underlying property. The Company does not include any of these options in its evaluation for lease classification purposes or for recognizing rental income unless the Company is reasonably certain the tenant will exercise the option.

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

September 30, 2019

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

Rental Income: Tenant Reimbursement Revenue

Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Certain leases contain additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, which are non-lease components. The Company has elected to combine all its non-lease components, which were determined to have the same pattern of transfer as the related operating lease component, into a single combined lease component. Tenant reimbursement revenue is variable and is recognized as revenue in the period in which the related expenses are incurred, with the related expense included in property costs (including reimbursable). Tenant reimbursements are recorded on a gross basis in instances when our tenants reimburse us for property costs which we incur. Tenant receivables are carried net of any allowances for amounts that are not probable of collection.

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

Allowance for Doubtful Accounts

The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $3.7 million and $4.9 million at September 30, 2019 and December 31, 2018, respectively, against accounts receivable balances of $10.0 million and $12.4 million, respectively. Receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.

For receivable balances related to the straight-line method of reporting rental revenue, the collectability is assessed in conjunction with the evaluation of rental income as described above. The Company has a reserve for losses of $0.7 million and $1.1 million at September 30, 2019 and December 31, 2018, respectively, against straight-line receivables of $79.7 million and $69.4 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

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

	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$358,440	$14,493	$7,578
Restricted cash:
Collateral deposits (1)	469	351	423
Tenant improvements, repairs, and leasing commissions (2)	10,431	9,093	8,898
Master Trust Release (3)	—	7,412	7,410
1031 Exchange proceeds, net	—	45,042	—
Other (4)	326	1,030	990
Total cash, cash equivalents and restricted cash	$369,666	$77,421	$25,299

(1)	Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.
(2)	Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.
(3)

Proceeds from the sale of assets pledged as collateral under the Master Trust 2013 notes, which were held on deposit until a qualifying substitution was made or the funds were applied as prepayment of principal. The Master Trust 2013 notes were extinguished in June 2019. See Note 4 for further detail.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Code. As a REIT, the Company generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of its assets, the amounts distributed to its stockholders and the ownership of Company stock. Management believes the Company has qualified and will continue to qualify as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.

Taxable income from non-REIT activities managed through any of the Company's taxable REIT subsidiaries is subject to federal, state, and local taxes. The Company transferred its Asset Management Agreement to SRAM, a wholly-owned taxable REIT subsidiary of Spirit on April 1, 2019. Accordingly, commencing from April 1, 2019, all of the asset management fees, including the termination fee income, were considered non-REIT activities and are subject to income tax.

The components of income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
US Federal Income Tax	$10,402	$51	$10,500	$64
State Income Tax	788	84	1,230	411
Total Income Tax	$11,190	$135	$11,730	$475

The federal income tax related to SRAM for the three and nine months ended September 30, 2019 is $10.4 and $10.5 million, respectively and the state income tax for both the three and nine months ended September 30, 2019 is $0.7 million. Income tax expense for SRAM attributable to income before income taxes differs from the amounts computed by applying

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

the U.S. statutory federal income tax rate of 21% to income before income taxes. The difference between the statutory rate and reported amount for SRAM is caused by non-deductible expense executive compensation totaling $0.7 million and the impact of state income taxes, net of federal income tax benefit totaling $0.2 million. SRAM has no material deferred income taxes and liabilities as of September 30, 2019.

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

•

The Company elected to use the comparative period expedient, which permits the Company to recognize any cumulative adjustments as of the date of initial application and not record adjustments to prior reported periods. As a result of this election, bad debt expense is being presented in "rental income" on a prospective basis, compared to "property costs (including reimbursable)" for periods prior to January 1, 2019. There was no bad debt expense for the three months ended September 30, 2019 and there was $0.3 million for the nine months ended September 30, 2019. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

•	The Company elected to use the land easements expedient, which permits the Company to not reassess land easements for potential lease classification.
•

The Company elected to use the components expedient, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same. The Company elected this expedient for all lessee and lessor operating leases, where certain leases contain non-lease components related to tenant reimbursement, and concluded that the leasing component is the predominant component.

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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

Note 3. Investments

As of September 30, 2019, the Company's gross investment in real estate properties and loans totaled approximately $5.6 billion, representing investments in 1,666 properties, including 43 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 48 states with Texas, at 12.2%, as the only state with a Real Estate Investment Value greater than 10% of the Real Estate Investment Value of the Company's entire portfolio.

Owned Properties

During the nine months ended September 30, 2019, the Company had the following owned real estate activity, net of accumulated depreciation and amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2018	1,459	3	1,462	$5,054,524	$22,064	$5,076,588
Acquisitions/improvements (1)(2)	195	—	195	753,076	—	753,076
Dispositions of real estate (3)(4)	(11)	(23)	(34)	(61,285)	(134,699)	(195,984)
Transfers to Held for Sale	(25)	25	—	(126,883)	126,883	—
Transfers from Held for Sale	—	—	—	—	—	—
Impairments	—	—	—	(8,302)	(4,929)	(13,231)
Write-off of intangibles	—	—	—	(7,267)	(2,945)	(10,212)
Other	—	—	—	—	—	—
Gross balance, September 30, 2019	1,618	5	1,623	5,603,863	6,374	5,610,237
Accumulated depreciation				(689,346)	(778)	(690,124)
Accumulated amortization				(112,788)	(78)	(112,866)
Net balance, September 30, 2019 (5)				$4,801,729	$5,518	$4,807,247

(1)

Includes investments of $30.2 million in revenue producing capitalized expenditures, as well as $4.9 million of non-revenue producing capitalized expenditures during the nine months ended September 30, 2019.

(2)	62 properties were acquired through sale-lease back transactions, representing $418.5 million of investment, during the nine months ended September 30, 2019.
(3)	For the nine months ended September 30, 2019, the total gain on disposal of assets for properties held in use and held for sale was $38.8 million and $32.0 million, respectively.
(4)	Includes one deed-in-lieu property with a real estate investment of $0.8 million that was transferred to the lender during the nine months ended September 30, 2019.
(5)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at September 30, 2019 is as follows:
Held in Use land and buildings, net of accumulated depreciation	$4,592,169
Intangible lease assets, net	311,597
Real estate assets under direct financing leases, net	14,478
Real estate assets held for sale, net	5,518
Intangible lease liabilities, net	(116,515)
Net balance	$4,807,247

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

Operating Leases

As of September 30, 2019 and December 31, 2018, the Company held 1,621 and 1,458 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Base cash rent	$100,962	$92,292	$296,179	$372,126
Variable cash rent (including reimbursables)	2,823	3,641	9,403	12,762
Straight-line rent, net of bad debt expense (1)	4,770	3,582	12,162	12,670
Amortization of above- and below- market lease intangibles, net (2)	956	1,312	2,340	3,684
Total rental income	$109,511	$100,827	$320,084	$401,242

(1)	As a result of the Company's adoption of ASU 2016-02 on January 1, 2019, the Company reclassified bad debt expense to rental income on a prospective basis. See Note 2 for additional detail.
(2)

Excludes amortization of in-place leases of $7.2 million and $7.0 million for the three months ended September 30, 2019 and 2018, respectively, and $20.4 million and $21.2 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future contractual rent to be received under the remaining non-cancelable term of these operating leases (including contractual fixed rent increases occurring on or after October 1, 2019) at September 30, 2019 are as follows (in thousands):

September 30, 2019
Remainder of 2019	$102,482
2020	406,783
2021	390,425
2022	371,402
2023	350,929
Thereafter	2,736,420
Total future minimum rentals	$4,358,441

Because lease renewals are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rent based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	September 30, 2019	December 31, 2018
In-place leases	$402,902	$381,143
Above-market leases	68,970	62,902
Less: accumulated amortization	(160,275)	(149,582)
Intangible lease assets, net	$311,597	$294,463

Below-market leases	$164,001	$167,527
Less: accumulated amortization	(47,486)	(47,365)
Intangible lease liabilities, net	$116,515	$120,162

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

Direct Financing Leases

As of September 30, 2019 and December 31, 2018, the Company held two and four properties under direct financing leases, respectively, all of which were held in use. The components of real estate investments held under direct financing leases were as follows (in thousands):

	September 30, 2019	December 31, 2018
Minimum lease payments receivable	$4,448	$5,390
Estimated residual value of leased assets	14,256	20,097
Unearned income	(4,226)	(5,198)
Real estate assets under direct financing leases, net	$14,478	$20,289

Scheduled minimum future payments to be received under the remaining non-cancelable term of these direct financing leases at September 30, 2019 are as follows (in thousands):

September 30, 2019
Remainder of 2019	$280
2020	577
2021	527
2022	541
2023	554
Thereafter	1,969
Total future minimum rentals	$4,448

Loans Receivable

The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable included within loans receivable as of September 30, 2019, of which one note totaling $0.1 million is secured by tenant assets and stock and the other note, with a balance of $1.9 million, is unsecured. During the nine months ended September 30, 2019, the Company had the following loan activity:

	Mortgage Loans		Other Notes	Total
	Properties	Investment	Investment	Investment
Principal, December 31, 2018	52	$42,660	$2,082	$44,742
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Principal payments and payoffs	(9)	(9,220)	(83)	(9,303)
Allowance for loan losses	—	—	—	—
Principal, September 30, 2019	43	$33,440	$1,999	$35,439

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

The following table details loans receivable, net of premiums, discounts and allowance for loan losses (dollars in thousands):

	September 30, 2019	December 31, 2018
Mortgage loans - principal	$33,440	$42,660
Mortgage loans - premiums, net of amortization	1,308	2,527
Allowance for loan losses	—	—
Mortgage loans, net	34,748	45,187
Other notes receivable - principal	1,999	2,082
Other notes receivable - discounts, net of amortization	(177)	(225)
Allowance for loan losses	—	—
Other notes receivable, net	1,822	1,857
Total loans receivable, net	$36,570	$47,044

Impairments

The following table summarizes total impairment losses recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Real estate and intangible asset impairment	$5,932	$1,279	$13,231	$17,214
Recovery of loans receivable, previously impaired	—	—	—	(17)
Total impairment loss	$5,932	$1,279	$13,231	$17,197

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

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Rates (2)	Weighted Average Maturity (3)	September 30, 2019	December 31, 2018
			(in Years)	(In Thousands)
Revolving credit facilities	6.40%	—	3.5	$—	$146,300
Term loans	3.87%	—	—	—	420,000
Senior Unsecured Notes	3.74%	3.73%	8.9	1,500,000	300,000
Master Trust Notes	5.53%	—	—	—	167,854
CMBS	5.73%	5.35%	3.9	261,741	274,758
Related party notes payable	0.96%	—	—	—	27,890
Convertible Notes	5.18%	3.75%	1.6	345,000	747,500
Total debt	4.56%	3.93%	7.1	2,106,741	2,084,302
Debt discount, net				(10,664)	(14,733)
Deferred financing costs, net (4)				(18,569)	(14,932)
Total debt, net				$2,077,508	$2,054,637

(1)

The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the nine months ended September 30, 2019 and based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of September 30, 2019.
(3)	Represents the weighted average maturity based on the outstanding principal balance as of September 30, 2019.
(4)	The Company records deferred financing costs for its revolving credit facilities in deferred costs and other assets, net on its consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

Revolving Credit Facilities

The Operating Partnership had access to an unsecured credit facility, the 2015 Credit Facility, which had a borrowing capacity of $800.0 million at December 31, 2018. On January 14, 2019, the Operating Partnership entered into a new 2019 Revolving Credit and Term Loan Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and various lenders, comprised of the 2019 Credit Facility and the A-1 Term Loans. The 2019 Facilities Agreements replaced the existing 2015 Credit Agreement and 2015 Term Loan Agreement. The 2019 Credit Facility is comprised of $800.0 million of aggregate revolving commitments with a maturity date of March 31, 2023 and includes two six-month extensions that can be exercised at the Company’s option. The 2019 Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $400.0 million of revolving borrowing capacity, subject to satisfying certain requirements and obtaining additional lender commitments.

As of September 30, 2019, the outstanding loans under the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum, in each case, based on the Operating Partnership's credit rating, which was upgraded to BBB by S&P in May 2019. Prior to the upgrade, the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incurred a facility fee of 0.25% per annum.

In connection with entering into the 2019 Credit Facility, the Company incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2019 Credit Facility. The unamortized deferred financing costs relating to the 2019 Credit Facility were $4.0 million as of September 30, 2019, compared to $0.4 million relating to the 2015 Credit Facility as of December 31, 2018, and are recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.

As of September 30, 2019, the full $800.0 million of borrowing capacity was available under the 2019 Credit Facility. No outstanding letters of credit existed under the agreement as of September 30, 2019. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of September 30, 2019, the Company and the Operating Partnership were in compliance with these financial covenants.

Term Loans

The Operating Partnership had an unsecured term loan facility, the 2015 Term Loan, which had a facility size of $420.0 million and unamortized deferred financing costs of $0.4 million as of December 31, 2018. Unamortized deferred financing costs are recorded net against the principal balance of term loans, net on the accompanying consolidated balance sheets.

As discussed above, on January 14, 2019, the Operating Partnership entered into a new 2019 Revolving Credit and Term Loan Agreement, comprised of the 2019 Credit Facility and the A-1 Term Loans, which replaced the existing 2015 Credit Agreement and 2015 Term Loan Agreement. The A-1 Term Loans had an aggregate borrowing amount of $420.0 million with a maturity date of March 31, 2024. The Revolving Credit and Term Loan Agreement included an accordion feature providing for an additional $200.0 million of term loans, subject to satisfying certain requirements and obtaining additional lender commitments.

In addition, on January 14, 2019, the Operating Partnership entered into new A-2 Term Loans with Bank of America, N.A. as administrative agent and various lenders, comprised of $400.0 million of delayed draw term loans with a maturity date of March 31, 2022. The A-2 Term Loans included an accordion feature providing for an additional $200.0 million of term loans, subject to satisfying certain requirements and obtaining additional lender commitments. The Company drew on the A-2 Term Loans to retire the 2.875% Convertible Notes upon their maturity in May 2019.

Subsequent to the credit rating upgrade in May 2019, the A-1 Term Loans and A-2 Term Loans bore interest at LIBOR plus an applicable margin of 1.00% per annum based on the Operating Partnership's credit rating. Prior to the credit rating upgrade, they bore interest at LIBOR plus an applicable margin of 1.25%. In addition, a ticking fee accrued on the unused portion of the commitments for the A-2 Term Loans at a rate of 0.20% until the earlier of July 12, 2019 and the termination of the commitments.

On September 16, 2019, in connection with the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes described below, the Company repaid the A-1 Term Loans and A-2 Term Loans in full and recognized a loss on debt extinguishment of $5.3 million.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

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

On June 27, 2019, the Operating Partnership issued $400.0 million aggregate principal amount of senior notes, which are guaranteed by the Company. The 2029 Senior Unsecured Notes were issued at 99.274% of their principal face amount, resulting in net proceeds of $395.9 million, after deducting the debt discount and transaction fees and expenses. The 2029 Senior Unsecured Notes accrue interest at a rate of 4.00% per annum, payable on January 15 and July 15 of each year, and mature on July 15, 2029.

On September 16, 2019, the Operating Partnership issued $800.0 million aggregate principal amount of senior notes, comprised of the 2027 Senior Unsecured notes and 2030 Unsecured Notes, which are guaranteed by the Company. The $300.0 million aggregate principal amount of 2027 Senior Unsecured Notes, were issued at 99.281% of their principal face amount, resulting in net proceeds of $297.0 million, after deducting the debt discount and transaction fees and expenses. The 2027 Senior Unsecured Notes accrue interest at a rate of 3.200% per annum, payable on January 15 and July 15 of each year, and mature on January 15, 2027. The $500.0 million aggregate principal amount of 2030 Senior Unsecured Notes, were issued at 99.120% of their principal face amount, resulting in net proceeds of $494.2 million, after deducting the debt discount and transaction fees and expenses. The 2030 Senior Unsecured Notes accrue interest at a rate of 3.400% per annum, payable on January 15 and July 15 of each year, and mature on January 15, 2030.

The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the respective indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed three months or less (or two months or less in the case of the 2027 Senior Unsecured Notes) prior to their respective maturity dates, the redemption price will not include a make-whole premium.

In connection with the 2016 offering, the Operating Partnership incurred $3.4 million in deferred financing costs and an offering discount of $1.9 million. In connection with the June 2019 offering, the Operating Partnership incurred $3.8 million in deferred financing costs and an offering discount of $0.3 million. In connection with the September 2019 offering, the Operating Partnership incurred $7.3 million in deferred financing costs and an offering discount of $1.5 million. These amounts are being amortized to interest expense over the lives of the respective Senior Unsecured Notes. As of September 30, 2019 and December 31, 2018, the unamortized deferred financing costs were $13.4 million and $2.7 million, respectively, and the unamortized discount was $3.1 million and $1.5 million, respectively. Both the deferred financing costs and offering discount are recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.

In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of September 30, 2019, the Company and the Operating Partnership were in compliance with these financial covenants.

Master Trust Notes

Master Trust 2013 is an asset-backed securitization platform through which the Company has raised capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. On June 20, 2019, the Company elected to retire the Master Trust 2013 notes, which had one series of notes outstanding, Series 2013-2 Class A, with a stated interest rate of 5.27%. These notes were issued by a single indirect wholly-owned subsidiary of the Company which is a bankruptcy-remote, special purpose entity, and were secured by 267 owned and financed properties at time of repayment. As a result of the early repayment, the properties securing the notes became unencumbered and the Company recognized a loss on debt extinguishment of $15.0 million.

CMBS

As of September 30, 2019, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under six fixed-rate non-recourse loans, which have been securitized into CMBS and are secured by the borrowers' respective

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

leased properties and related assets. The stated interest rates of the loans as of September 30, 2019 ranged from 4.67% to 6.00%, with a weighted average stated interest rate of 5.35%. As of September 30, 2019, the loans were secured by 100 properties. As of September 30, 2019 and December 31, 2018, the unamortized deferred financing costs associated with these fixed-rate loans were $2.7 million and $3.2 million, respectively, and the unamortized net offering premium was $0.1 million as of both periods. Both the deferred financing costs and offering premium were recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.

Related Party Mortgage Loans Payable

Wholly-owned subsidiaries of the Company were the borrower on four mortgage loans payable to SMTA and secured by six single-tenant commercial properties. In total, these mortgage notes had outstanding principal of $27.9 million at December 31, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheets. These mortgage notes had a weighted average stated interest rate of 1.00% and were eligible for early repayment without penalty. In conjunction with SMTA’s completed sale of Master Trust 2014, the Company repaid the four mortgage loans in full, extinguishing the related party mortgage loans payable with no gain or loss on debt extinguishment. Additionally, the Company sold three of the underlying properties for gross proceeds of $55.0 million. See Note 11 for additional detail.

Convertible Notes

In May 2014, the Company issued $402.5 million aggregate principal amount of 2.875% convertible notes due in 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. Proceeds from the issuance were contributed to the Operating Partnership and are recorded as a note payable to Spirit Realty Capital, Inc. on the consolidated balance sheets of the Operating Partnership. The 2019 Notes matured on May 15, 2019 and were settled in cash. The 2021 Notes will mature on May 15, 2021 and interest is payable semiannually in arrears on May 15 and November 15 of each year.

The 2021 Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Company's common stock, or a combination thereof. The initial conversion rate was 15.2727 shares of common stock per $1,000 principal note (equivalent to an initial conversion price of $65.48 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the 2021 Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding a current threshold of $0.73026 per share. As of September 30, 2019, the conversion rate was 17.4458 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the Spin-Off, in addition to the other regular dividends declared during the life of the Convertible Notes. Earlier conversion may be triggered if shares of the Company's common stock trade higher than the established thresholds, if the 2021 Notes trade below established thresholds, or certain corporate events occur.

In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is being amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes. As of September 30, 2019 and December 31, 2018, the unamortized discount was $7.7 million and $13.3 million, respectively. The discount is shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is being amortized to interest expense over the term of each note. As of September 30, 2019 and December 31, 2018, the unamortized deferred financing costs relating to the Convertible Notes were $2.4 million and $4.3 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

Debt Extinguishment

During the nine months ended September 30, 2019, the Company extinguished a total of $2.0 billion aggregate principal amount of indebtedness and recognized a total net loss on debt extinguishment of $11.5 million, comprised of the following:

•	repayment and termination of the A-1 Term Loans and A-2 Term Loans, resulting in a loss on debt extinguishment of $5.3 million
•	retirement of the Master Trust 2013 notes, resulting in a loss on debt extinguishment of $15.0 million
•

extinguishment of $10.4 million principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property and had a default interest rate of 9.85%, resulting in a gain on debt extinguishment of $9.5 million

•	termination of the 2015 Credit Agreement and 2015 Term Loan Agreement, resulting in loss on debt extinguishment of $0.7 million

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

Debt Maturities

As of September 30, 2019, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2019	$1,004	$—	$1,004
2020	4,100	—	4,100
2021	4,365	345,000	349,365
2022	4,617	42,400	47,017
2023	3,074	197,912	200,986
Thereafter	4,269	1,500,000	1,504,269
Total	$21,429	$2,085,312	$2,106,741

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense – revolving credit facilities (1)	$473	$1,933	$4,449	$6,134
Interest expense – term loans	5,779	2,677	15,448	2,677
Interest expense – Senior Unsecured Notes	8,446	3,338	15,299	10,013
Interest expense – mortgages and notes payable	3,637	6,183	15,168	62,370
Interest expense – Convertible Notes (2)	3,234	6,127	14,010	18,382
Interest expense – interest rate swaps/other	421	—	972	—
Non-cash interest expense:
Amortization of deferred financing costs	1,350	1,890	5,155	7,442
Amortization of net losses related to interest rate swaps	156	—	156	—
Amortization of debt discount, net	1,179	2,636	5,805	10,888
Total interest expense	$24,675	$24,784	$76,462	$117,906

(1)

Includes facility fees of approximately $0.4 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million for both the nine months ended September 30, 2019 and 2018.

(2)

Included in interest expense on the Operating Partnership 's consolidated statements of operations are amounts paid to the Company by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

Note 5. Stockholders’ Equity and Partners' Capital

Common Stock

During the nine months ended September 30, 2019, portions of restricted common stock awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender approximately 58 thousand shares of common stock valued at $2.5 million, solely to pay the associated statutory tax withholdings during the nine months ended September 30, 2019. In May 2019, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 11.5 million shares of common stock at an initial gross offering price of $41.00 per share, before underwriting discounts and offering expenses. The forward purchasers borrowed and sold an aggregate of 11.5 million shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The forward sale price that the Company received upon physical settlement of the agreements was subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of September 30, 2019, all 11.5 million of these shares had been settled, generating gross proceeds of $471.5 million.

Preferred Stock

As of September 30, 2019, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis). For both the nine months ended September 30, 2019 and 2018, the Company paid $7.8 million in Series A Preferred Stock dividends.

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

As of September 30, 2019, 2.4 million shares of the Company's common stock have been sold under the new ATM Program, of which 2.3 million were sold during the nine months ended September 30, 2019 at a weighted average price per share of $39.19, generating $91.4 million in gross proceeds. 1.8 million of these sales were through forward sales agreements, which were physically settled in shares. Aggregate gross proceeds capacity of $404.9 million remained available under the program as of September 30, 2019.

Stock Repurchase Programs

In May 2018, the Company's Board of Directors approved a new stock repurchase program, which authorizes the Company to repurchase up to $250.0 million of its common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. Purchase activity will be dependent on various factors, including the Company's capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at the Company's discretion. As of September 30, 2019, no shares of the Company's common stock had been repurchased under the new program and the full $250.0 million in gross repurchase capacity remained available.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

Dividends Declared

For the nine months ended September 30, 2019, the Company's Board of Directors declared the following preferred and common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Preferred Stock
February 28, 2019	$0.375	March 15, 2019	$2,588	March 29, 2019
May 30, 2019	$0.375	June 14, 2019	$2,588	June 28, 2019
August 13, 2019	$0.375	September 13, 2019	$2,587	September 30, 2019
Common Stock
February 28, 2019	$0.625	March 29, 2019	$54,254	April 15, 2019
May 30, 2019	$0.625	June 28, 2019	$56,318	July 15, 2019
August 13, 2019	$0.625	September 30, 2019	$62,322	October 15, 2019

The Common Stock dividend declared on August 13, 2019 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of September 30, 2019.

Note 6. Commitments and Contingencies

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022 and is indemnified by that former tenant for any payments the Company may be required to make on such debt. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of both September 30, 2019 and December 31, 2018.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of September 30, 2019, no accruals have been made.

As of September 30, 2019, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of September 30, 2019, the Company had commitments totaling $75.0 million, of which $38.1 million relates to future acquisitions, with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. $44.9 million of these commitments are expected to be funded during fiscal year 2019, with the remainder to be funded by 2021.

Lessee Contracts

The Company leases its corporate office space and certain office equipment, which are classified as operating leases. The Company's lease of its corporate office space has an initial term that expires on January 31, 2027 and is renewable at the Company's option for two additional periods of five years each after the initial term. The lease can be early terminated by the Company on July 31, 2023 for a fee based on rent at time of termination. The corporate office lease contains a variable lease cost related to the lease of parking spaces and a non-lease component related to the reimbursement of certain common area maintenance expenses, both of which are recognized as incurred.

The Company is also a lessee under four long-term, non-cancelable ground leases under which it is obligated to pay monthly rent as of September 30, 2019. For all four of the ground leases, rental expenses are reimbursed by unrelated third

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 7.9 years.

The following table summarizes total rental expenses recognized on the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Office Base Rental Expense	$194	$194	$597	$582
Office Variable Rental Expense	171	299	616	624
Total Office Rental Expense	$365	$493	$1,213	$1,206

Total Ground Lease Rental Expense	$62	$102	$239	$796

The Company’s recorded lease liabilities under all of these operating leases as of September 30, 2019, based on minimum rental commitments less imputed interest, are as follows (in thousands):

	Ground Leases	Office Leases	Total
Remainder of 2019	$63	$249	$312
2020	253	1,009	1,262
2021	250	1,024	1,274
2022	166	1,040	1,206
2023	142	1,055	1,197
Thereafter	675	3,349	4,024
Total	1,549	7,726	9,275
Less: imputed interest	(278)	(1,322)	(1,600)
Total operating lease liabilities	$1,271	$6,404	$7,675

Imputed interest was calculated using a weighted-average discount rate of 4.26%. The discount rate is based on our estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including the Company's credit rating and REIT industry performance. The evaluation of the Company's right-of-use lease asset associated with the corporate office included the unamortized portion of a $1.7 million cash lease incentive paid at inception of the lease. As of September 30, 2019, the Company had a right-of-use lease asset balance of $5.6 million for these lessee contracts.

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

September 30, 2019

(Unaudited)

In December 2018, the Company entered into interest rate swap agreements. The following table summarizes the notional amount and fair value of these instruments (dollars in thousands), which are recorded in accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets (dollars in thousands):

					Fair Value of Liability
Derivatives Designated as Hedging Instruments	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	September 30, 2019	December 31, 2018
Interest Rate Swap	$200,000	2.8140%	02/01/19	02/01/24	$—	$3,559
Interest Rate Swap	$100,000	2.8174%	02/01/19	02/01/24	$—	$1,801
Interest Rate Swap	$100,000	2.8180%	02/01/19	02/01/24	$—	$1,799
					$—	$7,159

In three months ended September 30, 2019, the Company terminated its interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to Termination of interest rate swaps on the accompanying Consolidated Statements of Operations as a result of a portion of the hedged forecasted transactions becoming probable not to occur. Given that a proportion of the hedged transactions remained probable to occur, $12.3 million of loss that has been deferred in other comprehensive loss will be amortized over the remaining initial term of the interest rate swaps through March 31, 2024.

The following table provides information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL, for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Gross amount of loss recognized in AOCL on derivatives	$4,267	$18,593
Amount of loss reclassified from AOCL to termination of interest rate swaps	$(12,462)	$(12,462)
Amount of loss reclassified from AOCL to interest (1)	$(577)	$(1,128)

(1)	Interest expense for the three and nine months ended September 30, 2019 was $24.7 million and $76.5 million, respectively.

During the next 12 months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt.

Note 8. Fair Value Measurements

Recurring Fair Value Measurements

The Company’s liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Derivatives:
Interest rate swaps financial liabilities	$—	$—	$—	$—
December 31, 2018
Derivatives:
Interest rate swaps financial liabilities	$7,159	$—	$7,159	$—

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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

Nonrecurring Fair Value Measurements

Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Long-lived assets held and used	$11,214	$—	$—	$11,214
Long-lived assets held for sale	$992	$—	$—	$992

December 31, 2018
Long-lived assets held and used	$14,866	$—	$—	$14,866
Long-lived assets held for sale	$7,695	$—	$—	$7,695

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

As of September 30, 2019 and December 31, 2018, 11 and eight long-lived assets held and used, respectively, were accounted for at fair value. For three of the held and used properties accounted for at fair value as of December 31, 2018, the buildings were fully impaired due to our non-payment on the related ground leases.

For four of the held and used property accounted for at fair value as of September 30, 2019, the Company estimated property fair value using price per square foot of comparable properties. The following tables provides information about the price per square foot of comparable properties input used:

	September 30, 2019			December 31, 2018
By Asset Type	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Retail	$34.45 - $740.74	$76.17	74,891	$—	$—	—

For the remaining seven held and used property accounted for at fair value as of September 30, 2019 and the remaining five held and used properties accounted for at fair value as of December 31, 2018, the Company estimated property fair value using price per square foot based on a letter of intent, listing price or broker opinion of value. The following table provides information about the price per square foot based on a letter of intent, listing price and broker opinion of value used as inputs (price per square foot in dollars):

	September 30, 2019			December 31, 2018
By Asset Type	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Retail	$28.51 - $286.14	$44.90	118,858	$185.42 - $638.72	$507.11	27,302
Office	$99.37	$99.37	4,310	$225.04	$225.04	5,999

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

As of September 30, 2019 and December 31, 2018, two and one long-lived assets held for sale were accounted for at fair value. The Company estimated fair value of held for sale properties using price per square foot from the signed purchase and sale agreements as follows (price per square foot in dollars):

	September 30, 2019			December 31, 2018
By Asset Type	Range	Weighted Average	Square Footage	Range	Weighted Average	Square Footage
Retail	$168.64 - $223.60	$197.41	5,025	$126.73	$126.73	63,128

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

In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2019 and December 31, 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.

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

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$36,570	$36,879	$47,044	$48,740
Investment in Master Trust 2014	—	—	33,535	33,811
Revolving credit facilities	—	—	146,300	146,731
Term loans, net (1)	—	—	419,560	424,670
Senior Unsecured Notes, net (1)	1,483,491	1,532,065	295,767	291,696
Mortgages and notes payable, net (1)	259,113	281,432	463,196	487,548
Convertible Notes, net (1)	334,904	354,826	729,814	740,330
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Note 9. Incentive Award Plan

Restricted Shares of Common Stock

During the nine months ended September 30, 2019, the Company granted 173 thousand restricted shares under the Amended Incentive Award Plan to certain executive officers, members of the Board of Directors and employees. The Company recorded $6.6 million in deferred compensation associated with these grants, which will be recognized in expense over the service period of the awards. As of September 30, 2019, there were approximately 322 thousand unvested restricted shares outstanding.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

Market-Based Awards

During the nine months ended September 30, 2019, the Board of Directors, or committee thereof, approved target grants of 97 thousand market-based awards to executive officers of the Company. The performance period of these grants runs primarily through December 31, 2021. Potential shares of the Company's common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 250%. Grant date fair value was calculated using the Monte Carlo simulation model, which incorporated stock price correlation, projected dividend yields and other variables over the time horizons matching the performance periods. Significant inputs for the calculation were expected volatility of the Company of 25.4% and expected volatility of the Company's peers, ranging from 15.3% to 30.8%. Stock-based compensation expense associated with unvested market-based awards is recognized on a straight-line basis over the minimum required service period, which is generally three years.

Approximately $2.2 million and $1.7 million in dividend rights have been accrued for non-vested market-based awards outstanding as of September 30, 2019 and December 31, 2018, respectively. For outstanding non-vested awards at September 30, 2019, 0.6 million shares would have been released based on the Company's TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

For the three months ended September 30, 2019 and 2018, the Company recognized $3.5 million and $3.1 million, respectively, in stock-based compensation expense, and for the nine months ended September 30, 2019 and 2018, the Company recognized $11.0 million and $12.2 million, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of September 30, 2019, the remaining unamortized stock-based compensation expense totaled $15.9 million, including $8.3 million related to restricted stock awards and $7.6 million related to market-based awards. As of December 31, 2018, the unamortized stock-based compensation expense totaled $15.5 million, including $8.1 million related to restricted stock awards and $7.4 million related to market-based awards. Amortization is recognized on a straight-line basis over the service period of each applicable award.

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

September 30, 2019

(Unaudited)

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share and unit computed using the two-class method (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted income:
Income from continuing operations	$81,294	$31,022	$170,609	$93,917
Less: dividends paid to preferred stockholders	(2,587)	(2,588)	(7,763)	(7,764)
Less: income attributable to unvested restricted stock	(260)	(204)	(714)	(932)
Income used in basic and diluted income per share from continuing operations	78,447	28,230	162,132	85,221
Loss used in basic and diluted loss per share from discontinued operations	—	(966)	—	(15,979)
Net income attributable to common stockholders used in basic and diluted income per share	$78,447	$27,264	$162,132	$69,242

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	90,416,248	85,708,723	87,934,906	86,997,886
Less: Unvested weighted average shares of restricted stock	(375,895)	(372,530)	(405,120)	(365,334)
Weighted average shares of common stock outstanding used in basic income per share	90,040,353	85,336,193	87,529,786	86,632,552
Net income per share attributable to common stockholders - basic:
Continuing operations	$0.87	$0.33	$1.85	$0.98
Discontinued operations	—	(0.01)	—	(0.18)
Net income per share attributable to common stockholders - basic	$0.87	$0.32	$1.85	$0.80

Dilutive weighted average shares of common stock outstanding: (1)
Unvested market-based awards	356,444	242,302	254,691	155,588
Stock options	—	12	—	—
Weighted average shares of common stock outstanding used in diluted income per share	90,396,797	85,578,507	87,784,477	86,788,140
Net income per share attributable to common stockholders - diluted
Continuing operations	$0.87	$0.33	$1.85	$0.98
Discontinued operations	—	(0.01)	—	(0.18)
Net income per share attributable to common stockholders - diluted	$0.87	$0.32	$1.85	$0.80

Potentially dilutive shares of common stock
Unvested shares of restricted stock, less shares assumed repurchased at market	172,686	105,543	210,729	80,536

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

The Company intends to satisfy its exchange obligation for the principal amount of the Convertible Notes to the note holders entirely in cash; therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, the Company's average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread for all periods.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

Note 11. Related Party Transactions and Arrangements

Cost Sharing Arrangements

In conjunction with the Spin-Off, the Company and SMTA entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and SMTA after the Spin-Off, by which Spirit may incur certain expenses on behalf of SMTA that must be reimbursed in a timely manner. These agreements, except for the Tax Matters Agreement, were terminated in conjunction with the termination of the Asset Management Agreement. In connection with these arrangements, the Company had $1.6 million and $0.1 million accrued receivable balances as of September 30, 2019 and December 31, 2018. Additionally, the Company had accrued payable balances of $0.1 million and $1.8 million as of September 30, 2019 and December 31, 2018, respectively, in connection with these arrangements.

Asset Management Agreement and Interim Management Agreement

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Operating Partnership will provide various services subject to the supervision of SMTA's Board of Trustees, including, but not limited to: (i) performing all of SMTA's day-to-day functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management. On June 2, 2019, concurrently with SMTA’s entry into an agreement to sell Master Trust 2014, the Company entered into a termination agreement of the Asset Management Agreement, which became effective on September 20, 2019. Pursuant to the termination agreement, SMTA paid the Company a termination fee of $48.2 million and the Company waived its right to receive any promote as otherwise provided for under the Asset Management Agreement. On June 2, 2019, the Company and SMTA also entered into an Interim Management Agreement, which became effective September 20, 2019, and which provides that the Company is entitled to an annual management fee of $1 million for the initial one-year term thereof and $4 million per annum for any renewal term, in each case plus certain cost reimbursements. The Interim Management Agreement is terminable at any time by SMTA and may be terminated at any time after September 20, 2020 by the Company, in each case without payment of a termination fee.  Asset management fees of $4.4 million and $14.4 million were earned during the three and nine months ended September 30, 2019, compared to $5.0 million and $6.7 million during the three and nine months ended September 30, 2018, and are included in related party fee income in the consolidated statements of operations. Also, under the terms of the Asset Management Agreement, the Company recognized related party fee income of $0.5 million and $0.9 million, which was fully offset by general and administrative expense, for other compensation awarded by SMTA to an employee of Spirit for the three and nine months ended September 30, 2019. As of September 30, 2019, the Company had accrued receivable balances of $31 thousand related to the Interim Management Agreement, compared to accrued receivable balances of $1.7 million as of December 31, 2018, related to the Asset Management Agreement.

Property Management and Servicing Agreement

Prior to September 20, 2019, the Operating Partnership provided property management services and special services for Master Trust 2014. The property management fees accrued daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrued daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. Management fees of $1.3 million and $4.3 million were earned during the three and nine months ended September 30, 2019, respectively, compared to $1.6 million and $2.1 million earned during the three and nine months ended September 30, 2018. Special servicing fees of $0.4 million and $1.2 million were earned during the three and nine months ended September 30, 2019 compared to $190 thousand and $242 thousand during both the three and nine months ended September 30, 2018. These fees are included in related party fee income in the consolidated statements of operations. As of December 31, 2018, the Company had an accrued receivable balance of $0.5 million related to the Property Management and Servicing Agreement. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the notes were retired, the Company’s accrued receivable balance was paid in full and the Property Management and Servicing Agreement was terminated.

Related Party Loans Payable

Prior to September 20, 2019, wholly-owned subsidiaries of the Company were the borrower on four mortgage loans payable to SMTA and secured by six single-tenant commercial properties owned by the Company. These mortgage notes had an outstanding principal balance of $27.9 million at December 31, 2018, which was included in mortgages and notes payable, net on the consolidated balance sheet. The notes incurred interest expense of $58 thousand and $0.2 million for the three

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

and nine months ended September 30, 2019, respectively, compared to $72 thousand and $96 thousand for the both the three and nine months ended September 30, 2018, respectively, which is included in interest expense in the consolidated statements of operations September 30, 2019. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the Company repaid the related party loans in full.

Related Party Notes Receivable

In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount receivable under the notes was $33.5 million as of December 31, 2018, which is reflected as Investment in Master Trust 2014 on the consolidated balance sheet. The notes generated interest income of $0.3 million and $1.1 million for the three and nine months ended September 30, 2019, respectively, compared to $0.4 million and 0.5 million for the three and nine months ended September 30, 2018, which is included in interest income on loans receivable in the consolidated statements of operations.  In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the Master Trust 2014 notes were redeemed, resulting in the Company receiving the full outstanding principal balance of $33.5 million, plus an early repayment premium of $0.9 million.

Investments in SMTA

In conjunction with the Spin-Off, SMTA issued to the Operating Partnership and one of its affiliates, both wholly-owned subsidiaries of Spirit, a total of 6.0 million shares of Series A preferred stock with an aggregate liquidation preference of $150.0 million (the "SMTA Preferred Stock"). The SMTA Preferred Stock pays cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). Spirit recognized $3.3 million and $10.8 million in dividend income during the three and nine months ended September 30, 2019, respectively, compared to $3.8 million and $5.0 million for the three and nine months ended September 30, 2018, which is reflected as preferred dividend income from SMTA in the consolidated statements of operations. Preferred dividend income is recognized when dividends are declared. As of December 31, 2018, the Company had an accrued receivable balance of $3.8 million related to the preferred dividends and a carrying value of $150.0 million, which is reflected in the consolidated balance sheet and accounted for at cost, less impairments, if any. On September 20, 2019, in conjunction with SMTA’s sale of Master Trust 2014, the SMTA Preferred Stock was repurchased by SMTA and all accrued but unpaid dividends were collected.

Note 12. Discontinued Operations

On May 31, 2018, the Company completed the Spin-Off of SMTA by means of a pro rata distribution of one share of SMTA common stock for every ten shares of Spirit common stock held by each of Spirit's stockholders of record as of May 18, 2018. The Company determined that the Spin-Off represented a strategic shift that has a major effect on the Company's results and, therefore, SMTA 's operations qualify as discontinued operations. Accordingly, for periods prior to the Spin-Off, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented. The discontinued operations have been classified as loss from discontinued operations on the consolidated statement of operations for the three and nine months ended September 30, 2018. The consolidated statement of cash flows for the nine months ended September 30, 2018 and all other notes herein include the results of both continuing operations and discontinued operations.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements – (continued)

September 30, 2019

(Unaudited)

The table below provides information about income and expenses related to the Company's discontinued operations reported in its consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues:
Rental income	$—	$100,672
Interest income on loans receivable	—	1,495
Other income	—	776
Total revenues	—	102,943
Expenses:
General and administrative	—	707
Transaction costs	966	20,931
Property costs (including reimbursable)	—	3,268
Deal pursuit costs	—	339
Interest	—	46,521
Depreciation and amortization	—	35,461
Impairments	—	10,943
Total expenses	966	118,170
Other gain (loss):
Loss on debt extinguishment	—	(363)
Gain (loss) on disposition of assets	—	(274)
Total other gain (loss)	—	(637)
Loss from discontinued operations before income tax expense	(966)	(15,864)
Income tax expense	—	(115)
Loss from discontinued operations	$(966)	$(15,979)

There were no discontinued operations included in the consolidated statement of operations or balance sheet presented herein for the three and nine months ended September 30, 2019 and as of September 30, 2019, respectively.

The table below provides information about operating and investing cash flows related to the Company's discontinued operations reported in its consolidated statements of cash flows (in thousands):

Nine Months Ended September 30, 2018
Net cash provided by operating activities	$36,924
Net cash used in investing activities	(31,452)

Continuing Involvement

Subsequent to the Spin-Off, the Company has continuing involvement with SMTA through related party agreements. See Note 11 for further detail. The Company had cash inflows from SMTA of $271.2 million and cash outflows to SMTA of $49.8 million for the nine months ended September 30, 2019. Subsequent to the Spin-Off, the Company had cash inflows from SMTA of $13.0 million and cash outflows to SMTA of $28.8 million for the nine months ended September 30, 2018.

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

As of September 30, 2019, our owned real estate represented investments in 1,623 properties. Our properties are leased to 260 tenants across 48 states and 31 industries. As of September 30, 2019, our owned properties were approximately 99.6% occupied (based on the number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans receivable primarily secured by 43 real estate properties or other related assets.

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

In September 2019, SMTA sold the assets held in Master Trust 2014. In conjunction with this sale, the following occurred:

•	Terminated our previous Asset Management Agreement and received a termination fee of approximately $48.2 million ($37.0 million net of tax);
•	Received $150.0 million for the repurchase of our preferred equity investment in SMTA;
•	Redeemed the Investment in Master Trust 2014 notes (with an outstanding principal balance of $33.5 million);
•	Terminated the Property Management and Servicing Agreement for Master Trust 2014 in connection with the redemption of the Master Trust 2014 notes;
•	Sold the fee interest in three of our properties to a subsidiary of SMTA and extinguished the related party mortgage loans payable; and
•	Entered into an Interim Management Agreement with SMTA whereby:
-

we are entitled to receive $1 million during the initial one-year term and $4 million for any renewal one-year term, plus certain cost reimbursements, to manage and liquidate the remaining SMTA assets;

-	SMTA may terminate the agreement at any time and Spirit may terminate the agreement at any time after the initial one-year term, in each case without a termination fee.

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

Results of Continuing Operations

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

	Three Months Ended September 30,
(In Thousands)	2019	2018	Change	% Change
Revenues:
Rental income	109,511	100,827	$8,684	8.6%
Interest income on loans receivable	843	1,121	(278)	(24.8)%
Earned income from direct financing leases	267	465	(198)	(42.6)%
Related party fee income	54,795	6,750	48,045	NM
Other income	1,531	481	1,050	NM
Total revenues	166,947	109,644	57,303	52.3%
Expenses:
General and administrative	12,727	11,033	1,694	15.4%
Termination of interest rate swaps	12,461	—	12,461	100.0%
Property costs (including reimbursable)	4,407	5,172	(765)	(14.8)%
Deal pursuit costs	330	26	304	NM
Interest	24,675	24,784	(109)	(0.4)%
Depreciation and amortization	43,907	40,379	3,528	8.7%
Impairments	5,932	1,279	4,653	NM
Total expenses	104,439	82,673	21,766	26.3%
Other income:
Loss on debt extinguishment	(5,580)	—	(5,580)	(100.0)%
Gain on disposition of assets	32,254	436	31,818	NM
Preferred dividend income from SMTA	3,302	3,750	(448)	(11.9)%
Total other income	29,976	4,186	25,790	NM
Income from continuing operations before income tax expense	92,484	31,157	61,327	NM
Income tax expense	(11,190)	(135)	(11,055)	NM
Income from continuing operations	$81,294	$31,022	$50,272	NM
Loss from discontinued operations	$—	$(966)	$966	100.0%

NM - Percentages over 100% are not displayed.

REVENUES

Rental income

We were a net acquirer of income producing real estate over the trailing twelve-month period, resulting in an increase in our contractual cash rents between periods of 9.0%. Included in continuing operations for the trailing twelve months ended September 30, 2019 were acquisitions of 198 properties, with a Real Estate Investment Value of $742.0 million, and dispositions of 45 properties, with a Real Estate Investment Value of $239.6 million.

Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income was $2.8 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively, and is driven by the tenant reimbursable property costs described below. These amounts represent approximately 2.5% and 3.6% of rental income for the three months ended September 30, 2019 and 2018, respectively.

Finally, non-cash rental income primarily consists of straight-line rental revenue and amortization of above- and below-market lease intangibles. Additionally, as a result of adopting ASC 842 on January 1, 2019, bad debt expense is included in rental income on a prospective basis. Non-cash rental income, net of bad debt expense, for the three months ended September 30, 2019 was $5.7 million, compared to non-cash rental income of $4.9 million for the three months ended September 30, 2018. These amounts represent approximately 5.2% and 4.9% of total rental revenue for the three months ended September 30, 2019 and 2018, respectively.

Interest income on loans receivable

In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes. Subsequent to the Spin-Off, this holding was reflected as Investment in Master Trust 2014 on the accompanying consolidated balance sheet. These notes were redeemed in the third quarter of 2019 in conjunction with SMTA’s sale of Master Trust 2014. This redemption, along with the repayment of two other loans receivable during the trailing twelve months ended September 30, 2019, resulted in a decrease in cash interest income on loans receivable of $0.2 million period-over-period.

Additionally, there was a decrease in cash and non-cash interest income on the remaining loans receivable of $0.1 million period-over-period as a result of scheduled amortization of the loans.

Related party fee income

In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provided a management team responsible for implementing SMTA ’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $4.4 million of revenues during the three months ended September 30, 2019, compared to $5.0 million in the comparative period. Additionally, under the terms of this agreement, we recognized $0.5 million of stock compensation awarded by SMTA to an employee of Spirit for the three months ended September 30, 2019, which was fully offset by $0.5 million in general and administrative expenses recognized. This agreement was terminated in conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, resulting in termination fee income of $48.2 million. Also, in conjunction with the termination of the Asset Management Agreement, we entered into an Interim Management Agreement for an initial annual fee of $1.0 million, under which we have agreed to manage and liquidate the remaining SMTA assets.

Additionally, we provided property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. As a result, for the three months ended September 30, 2019, we recognized $1.7 million in revenue under the terms of the Property Management and Servicing Agreement, compared to $1.8 million in the comparative period. This agreement was terminated in the third quarter of 2019 in conjunction with SMTA’s sale of Master Trust 2014.

EXPENSES

General and administrative

Period-over-period general and administrative expenses increased, driven by an increase in compensation expenses of $0.8 million, primarily as a result of $0.5 million in stock compensation awarded by SMTA to an employee of Spirit (which was fully offset in related party fee income). Additionally, the change was driven by an increase in professional fees period-over-period of $0.6 million, primarily as a result of increased legal and audit fees.

Termination of interest rate swaps

In September 2019, we repaid in full and terminated the A-1 Term Loans and A-2 Term Loans, which were repaid primarily with proceeds from the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes. In conjunction with the term loan payoff, we terminated the interest rate swaps, which were entered into as a hedge against our variable-rate debt, and incurred a termination fee of $24.8 million. As we still hold variable rate debt through the 2019 Credit Facility, only $12.5 million of the termination fee was expensed at termination, with the remainder to be amortized over the remaining initial term of the interest rate swaps.

Property costs (including reimbursable)

For the three months ended September 30, 2019, property costs were $4.4 million (including $3.6 million of tenant reimbursable expenses) compared to $5.2 million (including $4.0 million of tenant reimbursable expenses) for the same period in 2018. As such, reimbursable property costs decreased period-over-period, primarily due to less property maintenance expenses. The decrease in non-reimbursable costs of $0.4 million was driven primarily by a decrease in non-reimbursable property maintenance expenses and legal fees.

Interest

The decrease in interest expense was driven by the following:

•	the maturity and repayment of the $402.5 million aggregate principal amount of 2.875% Convertible 2019 Notes on May 15, 2019,
•	the early repayment of the Master Trust 2013 notes on June 20, 2019,
•	the extinguishment of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan in the first quarter of 2019, which had a default interest rate of 9.85%,
•	lower average borrowings outstanding in 2019 under the 2019 Credit Facility compared to the 2015 Credit Facility in the comparative period, and
•	the reduction in the interest expense rate on the 2019 Credit Facility and A-1 Term Loans as a result of our ratings upgrade from S&P in May 2019.

These decreases were mostly offset by the issuance of the 2027 Senior Unsecured Notes, 2029 Senior Unsecured Notes and 2030 Senior Unsecured Notes during 2019. Additionally, the A-2 Term Loans were fully drawn at the beginning of the third quarter of 2019 until their repayment and termination in September 2019, whereas there was no comparable term loan in 2018.

The following table summarizes our interest expense on related borrowings:

	Three Months Ended September 30,
(In Thousands)	2019	2018
Interest expense – Revolving credit facilities (1)	$473	$1,933
Interest expense – Term loans	5,779	2,677
Interest expense – Senior Unsecured Notes	8,446	3,338
Interest expense – mortgages and notes payable	3,637	6,183
Interest expense – Convertible Notes	3,234	6,127
Interest expense – interest rate swaps	421	—
Non-cash interest expense:
Amortization of deferred financing costs	1,350	1,890
Amortization of net losses related to interest rate swaps	156	—
Amortization of debt discount, net	1,179	2,636
Total interest expense	$24,675	$24,784

(1)	Includes facility fees of approximately $0.4 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively.

Depreciation and amortization

While we were a net acquirer during the trailing twelve-month period of $502.4 million of Real Estate Investment Value, depreciation and amortization increased to a lesser degree period-over-period as a result of timing of the acquisition/disposition activity, specifically with the majority of both the acquisitions and dispositions closing in the second and third quarters of 2019. The following table summarizes our depreciation and amortization expense:

	Three Months Ended September 30,
(In Thousands)	2019	2018
Depreciation of real estate assets	$36,525	$33,236
Other depreciation	143	142
Amortization of lease intangibles	7,239	7,001
Total depreciation and amortization	$43,907	$40,379

Impairments

During the three months ended September 30, 2019, we recorded impairment losses of $5.9 million. $5.6 million of impairment was recorded on six underperforming properties held for use. The remaining impairment charges of $0.3 million was recorded on Vacant properties, comprised of $0.2 million on two Vacant properties held for sale and $0.1 million on one Vacant property held for use.

During the three months ended September 30, 2018, we recorded impairment losses of $1.3 million. $0.6 million of the impairment was recorded on a Vacant held for sale property. The remaining $0.7 million of impairment was recorded on six underperforming held for use properties.

Loss on debt extinguishment

During the three months ended September 30, 2019, we recorded a loss on debt extinguishment of $5.3 million as a result of terminating the A-1 Term Loans and A-2 Term Loans, which were repaid primarily with proceeds from the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes. Additionally, we recorded an additional $0.3 million of loss on debt extinguishment on the retirement of the Master Trust 2013 notes, as a result of additional legal fees. During the three months ended September 30, 2018, we did not extinguish any debt.

Gain on disposition of assets

During the three months ended September 30, 2019, we disposed of nine properties and recorded net gains totaling $32.3 million. There were $32.3 million in net gains on the sale of eight active properties and a negligible gain on the sale of one Vacant property.

For the same period in 2018, we recorded net gains totaling $0.4 million. This gain was primarily attributable to the receipt of $0.4 million in insurance claim proceeds on a property sold in the second quarter of 2018. We also sold one Vacant property during the three months ended September 30, 2018, resulting in a gain of $22.0 thousand.

Preferred dividend income from SMTA

As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the three months ended September 30, 2019, we recognized preferred dividend income of $3.3 million from these shares, compared to $3.8 million for the three months ended September 30, 2018. In September 2019, in conjunction with SMTA’s sale of Master Trust 2014, SMTA repurchased the preferred shares at their aggregate liquidation preference.

Income tax expense

Taxable income from non-REIT activities managed through any of the Company's taxable REIT subsidiaries is subject to federal, state, and local taxes. As such, income earned by a taxable wholly-owned subsidiary of Spirit pursuant to the Asset Management Agreement was considered non-REIT activity and subject to federal and state income tax. There was an increase in income tax expense period-over-period of $11.1 million, primarily as a result of the taxable termination fee income of $48.2 million recorded in the third quarter of 2019.

LOSS FROM DISCONTINUED OPERATIONS

Discontinued operations represent the activity related to the assets that were included in the Spin-Off. As such, there is no activity related to discontinued operations for the three months ended September 30, 2019.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	% Change
Revenues:
Rental income	320,084	300,570	$19,514	6.5%
Interest income on loans receivable	2,749	2,410	339	14.1%
Earned income from direct financing leases	971	1,395	(424)	(30.4)%
Related party fee income	68,971	8,969	60,002	NM
Other income	2,510	2,298	212	9.2%
Total revenues	395,285	315,642	79,643	25.2%
Expenses:
General and administrative	39,741	39,843	(102)	(0.3)%
Termination of interest rate swaps	12,461	—	12,461	100.0%
Property costs (including reimbursable)	13,968	15,529	(1,561)	(10.1)%
Deal pursuit costs	574	143	431	NM
Interest	76,462	71,385	5,077	7.1%
Depreciation and amortization	126,598	121,015	5,583	4.6%
Impairments	13,231	6,254	6,977	NM
Total expenses	283,035	254,169	28,866	11.4%
Other income:
(Loss) gain on debt extinguishment	(11,473)	27,092	(38,565)	NM
Gain on disposition of assets	70,760	827	69,933	NM
Preferred dividend income from SMTA	10,802	5,000	5,802	NM
Total other income	70,089	32,919	37,170	NM
Income from continuing operations before income tax expense	182,339	94,392	87,947	93.2%
Income tax expense	(11,730)	(475)	(11,255)	NM
Income from continuing operations	$170,609	$93,917	$76,692	81.7%
Loss from discontinued operations	$—	$(15,979)	$15,979	100.0%

NM - Percentages over 100% are not displayed.

REVENUES

Rental income

We were a net acquirer of income producing real estate over the trailing twelve-month period, resulting in an increase in our contractual cash rents between periods of 8.0%. Included in continuing operations for the trailing twelve months ended September 30, 2019 were acquisitions of 198 properties, with a Real Estate Investment Value of $742.0 million, and dispositions of 45 properties, with a Real Estate Investment Value of $239.6 million.

Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income was $9.1 million and $10.3 million for the nine months ended September 30, 2019 and 2018, respectively, and is driven by the tenant reimbursable property costs described below. These amounts represent approximately 2.8% and 3.4% of rental income for the nine months ended September 30, 2019 and 2018, respectively.

Finally, non-cash rental income primarily consists of straight-line rental revenue and amortization of above- and below-market lease intangibles. Additionally, as a result of adopting ASC 842 on January 1, 2019, bad debt expense is included in rental income on a prospective basis. Non-cash rental income, net of bad debt expense, for the nine months ended September 30, 2019 was $14.5 million, compared to non-cash rental income of $15.0 million for the nine months ended September 30, 2018. These amounts represent approximately 4.5% and 5.0% of total rental revenue for the nine months ended September 30, 2019 and 2018, respectively.

Interest income on loans receivable

In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes. Subsequent to the Spin-Off, this holding was reflected as Investment in Master Trust 2014 on the accompanying consolidated balance sheet. These notes were redeemed in the third quarter of 2019 in conjunction with SMTA’s sale of Master Trust 2014. This redemption, along with the repayment of six other loans receivable during the trailing 21 months ended September 30, 2019, resulted in a decrease in cash interest income on loans receivable of $0.2 million period-over-period.

Additionally, there was a decrease in cash interest income on the remaining loans receivable of $0.3 million period-over-period as a result of scheduled amortization of the loans. Finally, there was a period-over-period decrease to premium amortization of $0.8 million, primarily as a result of the repayment of one mortgage loan collateralized by 26 properties in April 2018.

Related party fee income

In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provided a management team responsible for implementing SMTA ’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $14.4 million of revenues for the nine months ended September 30, 2019, compared to $6.7 million in the comparative period. Additionally, under the terms of this agreement, we recognized $0.9 million of stock compensation awarded by SMTA to an employee of Spirit for the nine months ended September 30, 2019, which was fully offset by $0.9 million in general and administrative expenses. This agreement was terminated in conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, resulting in termination fee income of $48.2 million. Also, in conjunction with the termination of the Asset Management Agreement, we entered into an Interim Management Agreement for an initial annual fee of $1.0 million, under which we have agreed to manage and liquidate the remaining SMTA assets.

Additionally, we provided property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. As a result, for the nine months ended September 30, 2019, we recognized $5.5 million in revenue under the terms of the Property Management and Servicing Agreement, compared to $2.3 million in the comparative period. This agreement was terminated in the third quarter of 2019 in conjunction with SMTA’s sale of Master Trust 2014.

EXPENSES

General and administrative

Period-over-period general and administrative expenses remained relatively flat. There was a decrease in compensation expenses of $1.4 million, primarily due to severance costs following the departure of two executive officers recognized in the nine months ended September 30, 2018, and no comparable expense in the nine months ended September 30, 2019. This was partially offset by $0.9 million in stock compensation awarded by SMTA to an employee of Spirit (which is fully offset in related party fee income).

The decrease in compensation expense was mostly offset by an increase in professional fees period-over-period of $1.3 million, primarily as a result of increased legal and audit fees.

Termination of interest rate swaps

In September 2019, we repaid in full and terminated the A-1 Term Loans and A-2 Term Loans, which were repaid primarily with proceeds from the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes. In conjunction with the term loan payoff, we terminated the interest rate swaps, which were entered into as a hedge against our variable-rate debt, and incurred a termination fee of $24.8 million. As we still hold variable rate debt through the 2019 Credit Facility, only $12.5 million of the termination fee was expensed at termination, with the remainder to be amortized over the remaining initial term of the interest rate swaps.

Property costs (including reimbursable)

For the nine months ended September 30, 2019, property costs were $14.0 million (including $11.2 million of tenant reimbursable expenses) compared to $15.5 million (including $12.0 million of tenant reimbursable expenses) for the same period in 2018. As such, reimbursable property costs decreased period-over-period, primarily due to a decrease in reimbursable property taxes. The decrease in non-reimbursable property costs of $0.7 million was primarily a result of reduced non-reimbursable insurance and legal expenses.

Interest

The increases in interest expense was driven by the issuance of the 2027 Senior Unsecured Notes, 2029 Senior Unsecured Notes and 2030 Senior Unsecured Notes during 2019. Additionally, the 2015 Term Loan was undrawn for the first half of 2018, whereas the A-1 Term Loans were fully drawn in 2019 until their repayment and termination in September 2019 and the A-2 Term Loans were fully drawn from May 2019 until their repayment and termination in September 2019.

These increases were partially offset by the following:

•	the maturity and repayment of the $402.5 million aggregate principal amount of 2.875% Convertible 2019 Notes on May 15, 2019,
•	the early repayment of the Master Trust 2013 notes on June 20, 2019,
•	the extinguishment of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan in the first quarter of 2019, which had a default interest rate of 9.85%,
•	lower average borrowings outstanding under the 2019 Credit Facility in 2019 compared to the 2015 Credit Facility in the comparative period, and
•	the reduction in the interest expense rate on the 2019 Credit Facility and A-1 Term Loans as a result of our ratings upgrade from S&P in May 2019.

The following table summarizes our interest expense on related borrowings:

	Nine Months Ended September 30,
(In Thousands)	2019	2018
Interest expense – Revolving credit facilities (1)	$4,449	$6,134
Interest expense – Term loans	15,448	2,677
Interest expense – Senior Unsecured Notes	15,299	10,013
Interest expense – mortgages and notes payable	15,168	20,379
Interest expense – Convertible Notes	14,010	18,382
Interest expense – interest rate swaps	972	—
Non-cash interest expense:
Amortization of deferred financing costs	5,155	5,999
Amortization of net losses related to interest rate swaps	156	—
Amortization of debt discount, net	5,805	7,801
Total interest expense	$76,462	$71,385
(1)	Includes facility fees of approximately $1.6 million for both the nine months ended September 30, 2019 and 2018.

Depreciation and amortization

While we were a net acquirer during the trailing twelve-month period of $502.4 million of Real Estate Investment Value, depreciation and amortization increased to a lesser degree period-over-period as a result of timing of the acquisition/disposition activity, specifically with the majority of both the acquisitions and dispositions closing in the second and third quarters of 2019. The following table summarizes our depreciation and amortization expense:

	Nine Months Ended September 30,
(In Thousands)	2019	2018
Depreciation of real estate assets	$105,731	$99,412
Other depreciation	426	425
Amortization of lease intangibles	20,441	21,178
Total depreciation and amortization	$126,598	$121,015

Impairments

During the nine months ended September 30, 2019, we recorded impairment losses of $13.2 million. $11.9 million of impairment was recorded on underperforming properties, comprised of $8.1 million recorded on 11 underperforming properties held for use and $3.8 million recorded on nine underperforming properties held for sale. $1.5 million of the impairment was recorded on Vacant properties, comprised of $0.3 million recorded on two Vacant held for use properties and $1.2 million recorded on three Vacant held for sale properties. These impairment charges were partially offset by $0.2 million of net impairment on lease intangible liabilities.

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

(Loss) gain on debt extinguishment

During the nine months ended September 30, 2019:

•

We recorded a loss on debt extinguishment of $15.0 million primarily as a result of early repayment penalties, when we retired the remaining Master Trust 2013 notes, which had $158.5 million of aggregate principal outstanding and a stated interest rate of 5.27%.

•

We recorded a gain on debt extinguishment of $9.5 million as a result of extinguishing $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property.

•

We recorded a loss on debt extinguishment of $5.3 million as a result of terminating the A-1 Term Loans and A-2 Term Loans, which were repaid primarily with proceeds from the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes.

•

We recorded a loss on debt extinguishment of $0.7 million as a result of the termination of the 2015 Credit Agreement and 2015 Term Loan Agreement in conjunction with entering into the 2019 Revolving Credit and Term Loan Agreement.

During the nine months ended September 30, 2018, the Company extinguished $56.2 million of mortgage debt related to six defaulted loans on six underperforming properties, resulting in a gain on debt extinguishment of $27.9 million and sold our retained notes in Master Trust 2014 Series 2014-2 for a gain of $0.5 million. These gains were partially offset by the extinguishment of $127.3 million of Master Trust 2013 debt, which resulted in approximately $1.3 million in losses on debt extinguishment.

Gain on disposition of assets

During the nine months ended September 30, 2019, we disposed of 34 properties and recorded net gains totaling $70.8 million. There were $69.6 million in net gains on the sale of 20 active properties and $1.2 million in net gains on the sale of 11 Vacant properties. One property was returned to the lender in conjunction with CMBS debt extinguishment and two properties were leasehold interests that were surrendered to the lessors, which did not result in a gain/loss on disposition.

For the same period in 2018, we disposed of 18 properties and recorded net gains totaling $0.8 million. There were $1.7 million in net gains on the sale of nine active properties. These gains were partially offset by $0.7 million in net losses on the sale of three Vacant properties and $0.2 million in net other losses.

Preferred dividend income from SMTA

As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the nine months ended September 30, 2019, we recognized preferred dividend income of $10.8 million from these shares, compared to $5.0 million for the nine months ended September 30, 2018. In September 2019, in conjunction with SMTA’s sale of Master Trust 2014, SMTA repurchased the preferred shares at their aggregate liquidation preference.

Income tax expense

Taxable income from non-REIT activities managed through any of the Company's taxable REIT subsidiaries is subject to federal, state, and local taxes. As such, income earned by a taxable wholly-owned subsidiary of Spirit pursuant to the Asset Management Agreement was considered non-REIT activity and subject to federal and state income tax. There was an increase in income tax expense period-over-period of $11.3 million, primarily as a result of the taxable termination fee income of $48.2 million recorded in the third quarter of 2019.

LOSS FROM DISCONTINUED OPERATIONS

Discontinued operations represent the activity related to the assets that were included in the Spin-Off. As such, there is no activity related to discontinued operations for the nine months ended September 30, 2019.

Property Portfolio Information

PROPERTY PORTFOLIO DIVERSIFICATION

1,623	99.6%	48	260	31
Owned Properties	Occupancy	States	Tenants	Industries

Diversification By Tenant

Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of September 30, 2019:

Tenant (1)	Number of Properties	Square Feet (in thousands)	Percent of Contractual Rent
Cajun Global LLC	170	243	3.1%
Walgreen Co.	36	533	2.8%
The Home Depot, Inc.	7	821	2.6%
Alimentation Couche-Tard, Inc.	77	232	2.6%
Dollar Tree, Inc.	106	929	2.3%
CVS Caremark Corporation	34	422	2.2%
At Home Group Inc.	11	1,347	2.1%
Life Time Fitness, Inc	5	588	2.1%
GPM Investments, LLC	103	269	2.1%
Party City Holdings Inc.	3	1,090	2.0%
Other	1,065	23,433	76.1%
Vacant	6	436	—
Total	1,623	30,343	100.0%

(1)

Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.

Diversification By Asset Type

Asset type concentration represents the type of asset's contribution to Contractual Rent within our owned real estate properties as of September 30, 2019:

Asset Type	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Retail	1,544	22,837	82.8%
Industrial	38	5,566	8.9%
Office	37	1,390	6.2%
Other	4	550	2.1%
Total	1,623	30,343	100.0%

Diversification By Industry

Industry concentration represents the industry's contribution to Contractual Rent of our owned real estate properties as of September 30, 2019:

Tenant Industry	Number of Owned Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Convenience Stores	335	1,070	9.4%
Health and Fitness	42	2,201	7.8%
Restaurants - Quick Service	325	674	6.6%
Movie Theaters	33	1,708	6.3%
Drug Stores / Pharmacies	82	1,113	5.9%
Specialty Retail	63	2,706	5.8%
Restaurants - Casual Dining	110	788	5.5%
Home Furnishings	24	2,383	4.5%
Grocery	39	1,781	4.1%
Professional Services	7	1,036	3.9%
Home Improvement	14	1,653	3.9%
Entertainment	25	1,031	3.7%
Medical Office	36	621	3.6%
Car Washes	61	290	3.6%
Dollar Stores	162	1,498	3.5%
Manufacturing	17	2,081	2.7%
Automotive Service	60	466	2.2%
Warehouse Club and Supercenters	10	883	2.1%
Sporting Goods	13	667	1.8%
Building Materials	9	1,047	1.7%
Discount Department Stores	11	975	1.7%
Distribution	6	669	1.5%
Automotive Dealers	10	247	1.4%
Other	7	267	1.3%
Automotive Parts	53	376	1.3%
Education	31	319	1.0%
Office Supplies	16	351	0.9%
Apparel	5	507	0.9%
Pet Supplies & Service	4	159	0.6%
Consumer Electronics	4	188	0.5%
Discount Retailer	3	152	0.3%
Vacant	6	436	—
Total	1,623	30,343	100.0%

Diversification By Geography

Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of September 30, 2019:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Texas	248	3,618	11.5%	New Jersey	11	590	1.4%
Florida	109	1,422	7.4%	Arkansas	37	304	1.2%
Georgia	116	1,547	6.4%	Utah	17	262	1.2%
California	22	1,146	5.1%	Alaska	9	319	1.2%
Ohio	76	1,391	5.1%	New Hampshire	16	640	1.2%
Tennessee	92	1,417	4.2%	Idaho	15	269	1.0%
Illinois	38	1,302	3.8%	Kansas	15	333	0.9%
Michigan	78	1,133	3.4%	Connecticut	5	686	0.9%
New York	23	1,561	3.3%	Iowa	12	194	0.8%
Arizona	42	743	3.2%	Washington	7	114	0.6%
Missouri	56	952	2.9%	North Dakota	4	227	0.6%
Virginia	43	1,260	2.9%	Maine	25	71	0.5%
Maryland	9	714	2.8%	Oregon	4	144	0.5%
Alabama	89	604	2.7%	Montana	3	152	0.4%
Minnesota	26	943	2.6%	Massachusetts	2	131	0.4%
South Carolina	40	637	2.5%	Wisconsin	7	137	0.3%
Colorado	24	970	2.5%	Rhode Island	3	95	0.3%
North Carolina	51	883	2.3%	West Virginia	10	64	0.3%
New Mexico	27	545	1.8%	Nebraska	7	152	0.2%
Indiana	35	570	1.7%	Wyoming	1	35	0.1%
Mississippi	43	391	1.6%	U.S. V.I.	1	38	0.1%
Kentucky	33	428	1.6%	South Dakota	1	20	0.1%
Pennsylvania	20	488	1.5%	Delaware	1	5	0.1%
Oklahoma	47	415	1.5%	Vermont	1	1	*
Louisiana	22	280	1.4%

*	Less than 0.1%

Lease Expirations

The following table sets forth a summary schedule of expiration dates for leases in place as of September 30, 2019. The weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 9.9 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Total Square Feet (in thousands)	Contractual Rent Annualized (in thousands) (1)	Percent of Contractual Rent
Remainder of 2019	2	49	$817	0.2%
2020	26	861	9,842	2.3%
2021	80	2,098	26,775	6.4%
2022	42	1,740	18,601	4.4%
2023	109	2,922	33,757	8.0%
2024	40	1,607	18,996	4.5%
2025	40	1,370	18,051	4.3%
2026	80	1,716	23,360	5.5%
2027	112	2,205	32,682	7.8%
2028	84	1,364	22,436	5.3%
2029 and thereafter	1,002	13,975	215,862	51.3%
Vacant	6	436	—	—
Total owned properties	1,623	30,343	$421,179	100.0%

(1)	Contractual Rent for properties owned at September 30, 2019 multiplied by twelve.

Liquidity and Capital Resources

FORWARD EQUITY ISSUANCE

In May 2019, we entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 11.5 million shares of common stock at an initial gross offering price of $41.00 per share, before underwriting discounts and offering expenses. The forward purchasers borrowed and sold an aggregate of 11.5 million shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The forward sale price that the Company received upon physical settlement of the agreements was subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of September 30, 2019, we had settled all 11.5 million of these shares for gross proceeds of $471.5 million.

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

As of September 30, 2019, 2.4 million shares of our common stock have been sold under the ATM Program. 2.3 million of this activity occurred during the nine months ended September 30, 2019 for gross proceeds of $91.4 million. 1.8 million of the sales were sold by forward purchasers through agents under the ATM Program and pursuant to forward sales agreements for gross proceeds of $70.4 million based on the initial forward price. There were no open forward contracts under the ATM Program as of September 30, 2019 and capacity of $404.9 million remained available under the program.

SHARE REPURCHASE PROGRAM

In May 2018, our Board of Directors approved a stock repurchase program, which authorizes the repurchase of up to $250.0 million of our common stock. These purchases can be made in the open market or through private transactions from time to time over the 18-month time period following authorization. Purchase activity will be dependent on various factors, including our capital position, operating results, funds generated by asset sales, dividends that may be required by those sales, and investment options that may be available, including acquiring new properties or retiring debt. The stock repurchase program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We intend to fund any repurchases with new proceeds from asset sales, cash flows from operations, existing cash on the balance sheet and other sources, including debt. As of September 30, 2019, no shares have been repurchased under this new program.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility, and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our ATM program. As of September 30, 2019, available liquidity was comprised of $800.0 million of borrowing capacity under the 2019 Credit Facility, $11.2 million in restricted cash and restricted cash equivalents and $358.4 million in cash and cash equivalents. We also had capacity of $404.9 million available under our ATM Program as of September 30, 2019.

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

2019 Credit Facility

As of September 30, 2019, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the 2019 Facilities Agreements). As of September 30, 2019, there were no subsidiaries that met this requirement.

As of September 30, 2019, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 0.90%, with no borrowings outstanding, and a ratings-based facility fee in the amount of 0.20% per annum. As of September 30, 2019, there were no letters of credit outstanding.

A-1 Term Loans and A-2 Term Loans

The A-1 Term Loans had a borrowing capacity of $420.0 million with a maturity date of March 31, 2024. The A-2 Term Loans had a borrowing capacity of $400.0 million with a maturity date of March 31, 2022. The borrowing capacity of both the A-1 Term Loans and A-2 Term Loans included an accordion feature, up to $620.0 million and $600.0 million, respectively, both subject to obtaining additional lender commitments. Subsequent to the credit rating upgrade in May 2019, the A-1 Term Loans and A-2 Term Loans bore interest at a rate of LIBOR plus 1.00% per annum. On September 16, 2019, we used the proceeds from the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes described below to repay and terminate the A-1 Term Loans and A-2 Term Loans.

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

In September 2019, the Operating Partnership issued $800 million aggregate principal of notes, comprised of the 2027 Senior Unsecured Notes and the 2030 Senior Unsecured Notes, which are guaranteed by the Company. The issuance of $300 million aggregate principal amount of 2027 Senior Unsecured Notes resulted in net proceeds of $297.0 million and the 2027 Senior Unsecured Notes accrue interest at a rate of 3.200% per annum, payable on January 15 and July 15 of each year, with a final maturity date of January 15, 2027. The issuance of $500 million aggregate principal amount of 2030 Senior Unsecured Notes resulted in net proceeds of $494.2 million and the 2030 Senior Unsecured Notes accrue interest at a rate of 3.400% per annum, payable on January 15 and July 15 of each year, and mature on January 15, 2030.

The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the respective indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed three months or less (or two months or less in the case of the 2027 Senior Unsecured Notes) prior to their respective maturity dates, the redemption price will not include a make-whole premium.

Master Trust 2013

Master Trust 2013 was an asset-backed securitization platform through which we raised capital by issuing non-recourse net lease mortgage notes collateralized by commercial real estate, net leases and mortgage loans. The commercial real estate was managed by the Company in our capacity as property manager. In June 2019, the Company retired the Master Trust 2013 notes, which had one series of notes outstanding, Series 2013-2 Class A, with a stated interest rate of 5.27%. These notes were issued by a single indirect wholly-owned subsidiary of the Company which is a bankruptcy-remote, special purpose entity, and were secured by 267 owned and financed properties at time of repayment.

CMBS

As of September 30, 2019, we had six fixed-rate CMBS loans with $261.7 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.35% and a weighted-average maturity of 3.9 years. Approximately 73% of this debt is partially amortizing and requires a balloon payment at maturity. The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans as of September 30, 2019 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total
Remainder of 2019	—	—	—%	—%	$1,004	$—	$1,004
2020	—	—	—%	—%	4,100	—	4,100
2021	—	—	—%	—%	4,365	—	4,365
2022	1	12	4.67%	4.67%	4,617	42,400	47,017
2023	3	86	5.23% - 5.50%	5.46%	3,074	197,912	200,986
Thereafter	2	2	5.80% - 6.00%	5.83%	4,269	—	4,269
Total	6	100		5.35%	$21,429	$240,312	$261,741

Related Party Mortgage Loans Payable

Wholly-owned subsidiaries of Spirit were the borrower on four mortgage loans payable held by SMTA and secured by six single-tenant properties. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, we repaid the four mortgage loans in full, extinguishing the related party mortgage loans payable.

Convertible Notes

The Convertible Notes were comprised of two series of notes: (i) $402.5 million aggregate principal amount of 2.875% convertible notes which matured on May 15, 2019 and (ii) $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. We retired the 2019 Notes in cash by drawing on the A-2 Term Loans. Interest on the 2021 Notes is payable semiannually in arrears on May 15 and November 15 of each year. As of September 30, 2019, the carrying amount of the 2021 Notes was $334.9 million, net of discounts (primarily consisting of the value of the embedded conversion feature) and unamortized deferred financing costs.

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

The conversion rate is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of September 30, 2019, the conversion rate was 17.4458 per $1,000 principal note. If we undergo a fundamental change (as defined in the 2021 Notes’ supplemental indenture), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of September 30, 2019 (in thousands):

	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
2019 Credit Facility	$—	$—	$—	$—	$—	$—	$—
Term loans	—	—	—	—	—	—	—
Senior Unsecured Notes	1,500,000	—	—	—	—	—	1,500,000
CMBS	261,741	1,004	4,100	4,365	47,017	200,986	4,269
Related party notes payable	—	—	—	—	—	—	—
Convertible Notes	345,000	—	—	345,000	—	—	—
	$2,106,741	$1,004	$4,100	$349,365	$47,017	$200,986	$1,504,269

CONTRACTUAL OBLIGATIONS

As discussed above, during the nine months ended September 30, 2019:

•	We drew on the A-2 Term Loans to pay the 2019 Notes in cash at their maturity in May 2019.
•	We elected to extinguish the Master Trust 2013 notes in June 2019.
•	We issued the 2029 Senior Unsecured Notes in June 2019.
•

We issued the 2027 Senior Unsecured Notes and the 2030 Senior Unsecured Notes in September 2019 and used the proceeds, along with capacity under the 2019 Credit Facility, to repay and terminate the A-1 Term Loans and A-2 Term Loans.

•	We repaid the four related party mortgage loans in full in September 2019.

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

Cash Flows

The following table presents a summary of our cash flows for the nine months ended September 30, 2019 and September 30, 2018, respectively (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$259,353	$233,812	$25,541
Net cash used in investing activities	(328,616)	(237,391)	(91,225)
Net cash provided by (used in) financing activities	361,508	(85,829)	447,337
Net increase (decrease) in cash, cash equivalents and restricted cash	$292,245	$(89,408)	$381,653

As of September 30, 2019, we had $369.7 million of cash, cash equivalents and restricted cash as compared to $77.4 million as of December 31, 2018 and $25.3 million as of September 30, 2018.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The increase in net cash provided by operating activities was primarily attributable to:

•

an increase in related party fee revenue received of $62.1 million, which was primarily attributed to the $48.2 million termination fee received in connection with the termination of the Asset Management Agreement as a result of the sale of MTA,

•	a decrease in cash interest paid of $32.3 million,
•	a decrease in transaction costs of $20.8 million,
•	an increase in preferred dividends received from SMTA of $9.6 million,
•	a decrease in property costs of $4.8 million,

•

a decrease in compensation and benefit costs of $2.3 million primarily due to severance costs following the departure of two executive officers during the prior period. This decrease is partially offset by $0.9 million of stock compensation awarded by SMTA to an SRC employee which is fully offset in related party fee income.

This increase was partially offset by:

•

a net decrease in cash rental revenue and interest on loans receivable of $79.2 million, which was primarily attributable to a decrease of $100.1 million in cash rental revenue directly related to results of the Spin-Off included in prior period operating activities, partially offset by $20.9 million increase in cash rental revenue due primarily to acquisitions, and

•	termination fee costs of $24.8 million paid for termination of interest rate swaps.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the nine months ended September 30, 2019 included $719.1 million for the acquisition of 195 properties and $32.9 million of capitalized real estate expenditures. These outflows were partially offset by $230.5 million in net proceeds from the disposition of 34 properties, $150 million in proceeds from redemption of preferred equity investment in SMTA, and $42.8 million in collections of principal on loans receivable.

During the same period in 2018, net cash used in investing activities consisted of $242.5 million for the acquisition of 14 properties, and $26.8 million of capitalized real estate expenditures, and $35.5 million for investments in loans receivable. These outflows were partially offset by $41.5 million in proceeds from the disposition of 18 properties and $25.9 million in collections of principal on loans receivable.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the nine months ended September 30, 2019 was primarily attributable to borrowings of $1,198.3 million under senior unsecured notes and net proceeds from the issuance of common stock of $538.0 million. These amounts were partially offset by the net repayment of $420 million of Term Loans, payment of dividends to equity owners of $172.0 million, repayment of $198.6 million on mortgages and notes payable, net repayments of $146.3 million on our revolving credit facilities, repayment of $402.5 million on convertible notes, deferred financing costs of $20.2 million, debt extinguishment costs of $12.6 million and common stock share repurchases for employee tax withholdings totaling $2.5 million.

During the same period in 2018, net cash used in financing activities was primarily attributable to common stock share repurchases totaling $170.5 million, payment of dividends to equity owners of $244.4 million, the transfer of $73.1 million in cash, cash equivalents and restricted cash to SMTA in conjunction with the Spin-Off and the net repayment of $63.4 million on mortgages and notes payable. These amounts were partially offset by net borrowings of $465.0 million under our Revolving Credit Facility and Term Loans.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any material off-balance sheet arrangements.

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

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, including restructuring and divestiture costs, other general and administrative costs associated with relocation of the Company's headquarters, transactions costs associated with our Spin-Off, default interest and fees on non-recourse mortgage indebtedness, debt extinguishment gains (losses), costs associated with termination of interest rate swaps, transaction costs incurred in connection with the acquisition of real estate investments subject to existing leases, costs associated with performing on a guarantee of a former tenant's debt, and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents, amortization of above- and below-market rent on our leases, amortization of lease incentives, amortization of net premium (discount) on loans receivable, bad debt expense and amortization of capitalized lease transaction costs), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense (stock-based compensation expense). In addition, other equity REITs may not calculate AFFO as we do, and, accordingly, our AFFO may not be comparable to such other equity REITs’ AFFO. AFFO does not represent cash generated from operating activities determined in accordance with GAAP, is not necessarily indicative of cash available to fund cash needs and should only be considered a supplement, and not an alternative, to net income (loss) attributable to common stockholders (computed in accordance with GAAP) as a performance measure.

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

FFO and AFFO

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Net income attributable to common stockholders	$78,707	$27,468	$162,846	$70,174
Add / (less):
Portfolio depreciation and amortization	43,764	40,237	126,171	156,051
Portfolio impairments	5,932	1,279	13,231	17,197
Gain on disposition of assets	(32,254)	(436)	(70,760)	(553)
FFO attributable to common stockholders	$96,149	$68,548	$231,488	$242,869
Add / (less):
Loss (gain) on debt extinguishment	5,580	—	11,473	(26,729)
Deal pursuit costs	330	26	574	482
Transaction costs	—	966	—	20,931
Non-cash interest expense	2,685	4,526	11,116	18,330
Accrued interest and fees on defaulted loans	—	286	285	1,137
Straight-line rent, net of related bad debt expense	(4,770)	(3,582)	(12,162)	(12,226)
Other amortization and non-cash charges	(574)	(892)	(1,169)	(1,586)
Non-cash compensation expense	3,534	3,084	10,995	12,189
Termination of interest rate swaps	12,461	—	12,461	—
AFFO attributable to common stockholders	$115,395	$72,962	$265,061	$255,397

Net income per share of common stock - Diluted (1)	$0.87	$0.32	$1.85	$0.80

FFO per share of common stock - Diluted (1)	$1.06	$0.80	$2.63	$2.80

AFFO per share of common stock - Diluted (1)	$1.27	$0.85	$3.01	$2.94

AFFO per share of common stock, excluding AM termination fee income, net of tax (2)	$0.87	$0.85	$2.59	$2.94

Weighted average shares of common stock outstanding:
Diluted	90,396,797	85,578,507	87,784,477	86,788,140

(1)

For the three months ended September 30, 2019, undistributed earnings allocated to unvested restricted stockholders of $0.3 million and $0.4 million are deducted from FFO and AFFO, respectively, attributable to common stockholders in the computation of per share amounts. For the nine months ended September 30, 2019, undistributed earnings allocated to unvested restricted stockholders of $1.0 million and $1.1 million are deducted from FFO and AFFO, respectively, attributable to common stockholders in the computation of per share amounts. For the three months ended September 30, 2018, undistributed earnings allocated to unvested restricted stockholders of $0.3 million are deducted from both FFO and AFFO attributable to common stockholders in the computation of per share amounts. For the nine months ended September 30, 2018, undistributed earnings allocated to unvested restricted stockholders of $1.1 million are deducted from both FFO and AFFO attributable to common stockholders in the computation of per share amounts.

(2)

AFFO attributable to common stockholders for the three and nine months ended September 30, 2019, excluding $48.2 million of termination fee income, net of $11.2 million in income tax expense. The termination fee was received in conjunction with SMTA’s sale of Master Trust 2014 in September 2019 and termination of the Asset Management Agreement on September 20, 2019. On September 20, 2019, the Company entered into the Interim Management Agreement with SMTA. AFFO attributable to common stockholders has not been adjusted to exclude the following:

-	asset management fees of $4.4 million and $14.4 million earned during the three and nine months ended September 30, 2019, respectively;
-	property management and servicing fees of $1.7 million and $5.5 million earned during the three and nine months ended September 30, 2019, respectively;
-	preferred dividend income from SMTA of $3.3 million and $10.8 million earned during the three and nine months ended September 30, 2019, respectively;
-

interest income on related party notes receivable of $0.3 million and $1.1 million earned during the three and nine months ended September 30, 2019, respectively, and an early repayment premium of $0.9 million earned during the three and nine months ended September 30, 2019; and

-	interest expense on related party loans payable of $58 thousand and $0.2 million incurred during the three and nine months ended September 30, 2019, respectively.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	September 30,
(Dollars in thousands)	2019	2018
Revolving credit facilities	$—	$157,000
Term loans	—	419,920
Senior Unsecured Notes, net	1,483,491	295,654
Mortgages and notes payable, net	259,113	465,433
Convertible Notes, net	334,904	726,261
Total debt, net	2,077,508	2,064,268
Add / (less):
Unamortized debt discount, net	10,664	17,406
Unamortized deferred financing costs	18,569	15,928
Cash and cash equivalents	(358,440)	(7,578)
Restricted cash balances held for the benefit of lenders	(11,226)	(17,721)
Adjusted Debt	$1,737,075	$2,072,303

	Three Months Ended September 30,
(Dollars in thousands)	2019		2018
Net income	$81,294		$30,056
Add / (less):
Interest	24,675		24,784
Depreciation and amortization	43,907		40,379
Income tax expense	11,190		135
Realized gains on sales of real estate assets	(32,254)		(436)
Impairments on real estate assets	5,932		1,279
EBITDAre	$134,744		$96,197
Add /(less):
Adjustments to revenue producing acquisitions and dispositions (1)	3,599		2,617
Transaction costs	—		966
Deal pursuit costs	330		26
Loss on debt extinguishment	5,580		—
Termination of interest rate swaps	12,461		—
Termination of Asset Management Agreement	(48,156)		—
Adjusted EBITDAre	$108,558		$99,806
Other adjustments for Annualized EBITDAre (2)	(244)		—
Annualized Adjusted EBITDAre (3)	$433,256		$399,224
Adjusted Debt / Annualized Adjusted EBITDAre	4.0	x	5.2	x

(1)	Revenue producing acquisitions and dispositions were adjusted as if such acquisitions and dispositions had occurred at the beginning of the quarter.
(2)	Adjustments for which annualization would not be appropriate are composed of certain non-recurring other income.
(3)	Annualized Adjusted EBITDAre has not been adjusted to exclude the following:
-	asset management fees of $4.4 million and $14.4 million earned during the three and nine months ended September 30, 2019, respectively;
-	property management and servicing fees of $1.7 million and $5.5 million earned during the three and nine months ended September 30, 2019, respectively;
-	preferred dividend income from SMTA of $3.3 million and $10.8 million earned during the three and nine months ended September 30, 2019, respectively;
-

interest income on related party notes receivable of $0.3 million and $1.1 million earned during the three and nine months ended September 30, 2019, respectively, and an early repayment premium of $0.9 million earned during the three and nine months ended September 30, 2019; and

-	interest expense on related party loans payable of $58 thousand and $0.2 million incurred during the three and nine months ended September 30, 2019, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including interest rate risk. Interest rates and other factors, such as occupancy, rental rates and the financial condition of our tenants, influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described in Item 2, we generally offer leases that provide for payments of base rent with scheduled increases and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases, our exposure to rising property operating costs due to inflation is mitigated.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and global economic and political conditions, which are beyond our control. Our operating results depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable rate debt in the future, including amounts that we may borrow under our 2019 Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments, which may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings.

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

As of September 30, 2019, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of September 30, 2019, all $2.1 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes, mortgages and notes payable and Convertible Notes, with a weighted average stated interest rate of 4.05%, excluding amortization of deferred financing costs and debt discounts/premiums. As of September 30, 2019, none of our indebtedness was variable-rate, as our 2019 Credit Facility was undrawn.

The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of September 30, 2019 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$—	$—
Senior Unsecured Notes, net (1)	1,483,491	1,532,065
Mortgages and notes payable, net (1)	259,113	281,432
Convertible Notes, net (1)	334,904	354,826

(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

SPIRIT REALTY CAPITAL, INC.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2019 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.

SPIRIT REALTY, L.P.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2019 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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

3.7	Certificate of Limited Partnership of Spirit Realty, L.P. dated September 25, 2012, filed as Exhibit 4.5 to the Company's Form S-4 on March 20, 2017 and incorporated herein by reference.

3.8	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Form 8-K on April 29, 2019 and incorporated herein by reference.

10.1*	Interim Management Agreement between Spirit Realty AM Corporation and Spirit MTA REIT, dated June 2, 2019.

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

Date: November 5, 2019