Form 10-K
period 2019-12-31
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2020-02-25
CIK 1308606, 1703181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended
December 31, 2019
Commission File Number
Spirit Realty Capital, Inc.	001-36004
Spirit Realty, L.P.	333-216815-01

SPIRIT REALTY CAPITAL, INC.
SPIRIT REALTY, L.P.
(Exact name of registrant as specified in its charter)

Spirit Realty Capital, Inc.	Maryland	20-1676382
Spirit Realty, L.P.	Delaware	20-1127940
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
	2727 North Harwood Street , Suite 300 , Dallas , Texas 75201	(972) 476-1900
	(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.05 par value per share	SRC	New York Stock Exchange
6.000% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	SRC-A	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Spirit Realty Capital, Inc.	None
Spirit Realty, L.P.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Spirit Realty Capital, Inc.
Yes

☒
No
☐
                Spirit Realty, L.P.
Yes

☐
No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Spirit Realty Capital, Inc.     Yes
☐
No

☒
                Spirit Realty, L.P.
Yes

☒
No
☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Spirit Realty Capital, Inc.
Yes

☒
No
☐
                Spirit Realty, L.P.
Yes

☒
No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
of the Exchange Act).
Spirit Realty Capital, Inc.     Yes
☐
No
☒
                Spirit Realty, L.P.     Yes
☐
No
☒
As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Spirit Realty Capital, Inc.’s shares of common stock, $0.05 par value, held by non-affiliates
of the Registrant, was $
3.8
 billion based on the last reported sale price of $42.
66
 per share on the New York Stock Exchange on June 28, 2019.
There is no public trading market for the common units of limited partnership interest of Spirit Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates
of Spirit Realty, L.P. cannot be determined.
The number of outstanding shares of Spirit Realty Capital, Inc.’s common stock, $0.05 par value, as of February
21
, 2020, was 102,522,792 shares.
Documents Incorporated by Reference
Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.’s 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form
10-K
for the year ended December 31, 2019 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
Spirit General OP Holdings, LLC (“OP Holdings”) is the sole general partner of the Operating Partnership. The Company is a real estate investment trust (“REIT”) and the sole member of OP Holdings, as well as the special limited partner of the Operating Partnership. As sole member of the general partner of our Operating Partnership, our Company has the full, exclusive and complete responsibility for our Operating Partnership’s day-to-day
management and control.
We believe combining the annual reports on Form
10-K
of our Company and Operating Partnership into a single report results in the following benefits:
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

There are a few differences between our Company and Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand these differences in the context of how we operate as an interrelated, consolidated company. Our Company is a REIT, the only material assets of which are the partnership interests in our Operating Partnership. As a result, our Company does not conduct business itself, other than acting as the sole member of the general partner of our Operating Partnership, issuing equity from time to time and guaranteeing certain debt of our Operating Partnership. Our Operating Partnership holds substantially all the assets of our Company. Our Company issued convertible notes and guarantees some of the debt of our Operating Partnership, see Note 4 to the consolidated financial statements herein for further discussion. Our Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from issuance of convertible notes and equity issuances by our Company, which are generally contributed to our Operating Partnership in exchange for partnership units of our Operating Partnership, our Operating Partnership generates the capital required by our Company’s business through our Operating Partnership’s operations or our Operating Partnership’s incurrence of indebtedness.
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
or Rule
15d-15
of the Securities Exchange Act of 1934, or the Exchange Act, and 18 U.S.C. §1350, this report also includes separate “Item 9A. Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of our Company and our Operating Partnership.

GLOSSARY

1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2015 Credit Agreement	Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
2015 Credit Facility	$800.0 million unsecured credit facility pursuant to the 2015 Credit Agreement
2015 Term Loan	$420.0 million senior unsecured term facility pursuant to the 2015 Term Loan Agreement
2015 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Facilities Agreements	2019 Revolving Credit and Term Loan Agreement and A-2 Term Loan
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
2026 Senior Unsecured Notes	$300.0 million aggregate principal amount of senior notes issued in August 2016
2027 Senior Unsecured Notes	$300.0 million aggregate principal amount of senior notes issued in September 2019
2029 Senior Unsecured Notes	$400.0 million aggregate principal amount of senior notes issued in June 2019
2030 Senior Unsecured Notes	$500.0 million aggregate principal amount of senior notes issued in September 2019
401(k) Plan	Defined contribution retirement savings plan qualified under Section 401(k) of the Code
A-1 Term Loans	$420.0 million unsecured term loan facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
A-2 Term Loans
$400.0 million unsecured term loan facility pursuant to a term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time

ABS	Asset Backed Securities
ACM	Asbestos-Containing Materials
ADA	Americans with Disabilities Act
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Item 6. Selected Financial Data.
Adjusted EBITDA re	Adjusted EBITDA re is a non-GAAP financial measure. See definition in Item 6. Selected Financial Data.
AFFO	Adjusted Funds From Operations. See definition in Item 6. Selected Financial Data.
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, as amended
AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018 and subsequently assigned by Spirit Realty, L.P. to Spirit Realty AM Corporation on April 1, 2019
ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
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

Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDAR	Earnings Before Interest, Taxes, Depreciation, Amortization and Rent

EBITDA re	EBITDA re is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. See definition in Item 6. Selected Financial Data.
EDF	Expected Default Frequency
Excess Cash	Rent received in excess of debt service obligations
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Item 6. Selected Financial Data.
Fixed Charge Coverage Ratio	Ratio of Annualized Adjusted EBITDA re to Fixed Charges. See definition in Item 6. Selected Financial Data.
GAAP	Generally Accepted Accounting Principles in the United States
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
Interim Management Agreement	Interim Management Agreement between Spirit Realty AM Corporation, a wholly-owned subsidiary of the Company, and Spirit MTA REIT dated June 2, 2019 and effective September 20, 2019
IPO	Initial Public Offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Line of Credit	$40.0 million secured revolving credit facility pursuant to the loan agreement between an indirect wholly-owned subsidiary of the Corporation and a certain lender dated March 27, 2013, as amended
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014
Master Trust Exchange Costs
Legal, accounting and financial advisory services costs incurred in connection with the May 2014 exchange of the outstanding principal balance of three series of existing net-lease
mortgage notes for three series of newly issued 2014 Notes

Master Trust Notes	Master Trust 2013 and Master Trust 2014, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
MGCL	Maryland General Corporation Law
Moody’s	Moody’s Investor Services
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
Occupancy	The number of economically yielding owned properties divided by total owned properties
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
Porter’s Five Forces
An analytical framework used to examine the attractiveness of an industry and potential for disruption in that industry based on: threats of new entrants, threats of substitutes, the bargaining power of customers, the bargaining power of suppliers and industry rivalry

Property Management and Servicing Agreement
Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real estate investment trust
S&P	S&P’s Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Unsecured Notes, 2027 Senior Unsecured Notes, 2029 Senior Unsecured Notes, and 2030 Senior Unsecured Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
SMTA
Spirit MTA REIT, a Maryland real estate investment trust, or SMTA Liquidating Trust, a Maryland common law trust, as the context dictates. On January 1, 2020, Spirit MTA REIT transferred all of its assets (subject to all of its liabilities) to SMTA Liquidating Trust.

Spin-Off
Creation of an independent, publicly traded REIT, SMTA, through our contribution of properties leased to Shopko, assets that collateralize Master Trust 2014 and other additional assets to SMTA followed by the distribution by us to our stockholders of all of the common shares of beneficial interest in SMTA.

SubREIT	Spirit MTA SubREIT, Inc., previously a wholly-owned subsidiary of SMTA. SubREIT was dissolved on October 1, 2019.
Spirit Heat Map
An analysis of industries across Porter’s Five Forces and potential causes of technological disruption to identify tenant industries which Spirit believes to have good fundamentals for future performance

Spirit Property Ranking Model
A proprietary model used annually to rank properties across twelve factors and weightings consisting of both real estate quality scores and credit underwriting criteria, in order to benchmark property quality, identify asset recycling opportunities and to enhance acquisition or disposition decisions

Total Debt	Principal debt outstanding before discounts, premiums or deferred financing costs
TRS
Taxable REIT subsidiary, which is a corporation, other than a REIT, in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary and meets certain other requirements

TSR	Total Shareholder Return
U.S.	United States
Vacant	Owned properties which are not economically yielding

Unless otherwise indicated or unless the context requires otherwise, all references to the “registrant,” the “Company,” “Spirit Realty Capital,” “we,” “us” or “our” refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. and its consolidated subsidiaries.

PART I
The following discussion relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form
10-K.
Statements contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Some of the information presented is forward-looking in nature, including information concerning projected future occupancy rates, rental rate increases, property development timing and investment amounts. Although the information is based on our current expectations, actual results could vary from expectations stated in this report. Numerous factors will affect our actual results, some of which are beyond our control. These include the breadth and duration of the current economic environment and its impact on our tenants, the strength of commercial and industrial real estate markets, market conditions affecting tenants, competitive market conditions, interest rate levels, volatility in our stock price and capital market conditions. You are cautioned not to place undue reliance on this information, which speaks only as of the date of this report. We assume no obligation to update publicly any forward-looking information, whether as a result of new information, future events, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws to disclose material information. For a discussion of important risks related to our business, and related to investing in our securities, including risks that could cause actual results and events to differ materially from results and events referred to in the forward-looking information, see Item 1A. “Risk Factors - Special Note Regarding Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form
10-K
might not occur.
Available Information
The Corporation’s principal executive offices are located at 2727 North Harwood Street, Suite 300, Dallas, Texas 75201. Our telephone number at that location is
972-476-1900.
We maintain a website at www.spiritrealty.com. On the Investor Relations page of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form
10-K,
our Quarterly Reports on Form
10-Q,
our Current Reports on Form
8-K,
and the Section 16 filings of our directors and officers, as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our Investor Relations page of our website are available to be viewed free of charge. Also available on our website, free of charge, are our corporate governance guidelines, the charters of the nominating and corporate governance, audit and compensation committees of our Board of Directors and our code of business conduct and ethics (which applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer).
Information contained on or hyperlinked from our website is not incorporated by reference into and should not be considered part of this Annual Report on Form
10-K
or our other filings with the SEC. A copy of this Annual Report on Form
10-K
is available without charge upon written request to: Investor Relations, Spirit Realty Capital, Inc., 2727 North Harwood Street, Suite 300, Dallas, Texas 75201. All reports we file with the SEC are available free of charge on the SEC’s website at www.sec.gov. Shares of our common stock are traded on the NYSE under the symbol “SRC.”
Item 1.	Business

THE COMPANY
We are a self-administered and self-managed REIT with in-house capabilities including acquisition, credit research, asset management, portfolio management, real estate research, legal, finance and accounting functions. We primarily invest in single-tenant real estate assets throughout the U.S., which are generally acquired through sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high quality tenants with business operations within retail, industrial, office and other industries.
We began operations through a predecessor legal entity in 2003. On September 25, 2012, we completed our initial public offering and on July 17, 2013, we completed the acquisition of Cole Credit Property Trust II, Inc. The surviving entity, which was renamed Spirit Realty Capital, Inc., began trading on the NYSE under the symbol “SRC.”
On May 31, 2018, we completed a Spin-Off of all our interests in the assets that collateralized Master Trust 2014, our properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA. In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA, pursuant to which the Company acted as external asset manager for SMTA for an annual management fee of $20.0 million. In September 2019, SMTA sold the assets held in Master Trust 2014 and approved a plan of liquidation. The Asset Management Agreement was terminated, and the Interim Management Agreement with SMTA became effective. Pursuant to the Interim Management Agreement, we are entitled to receive $1 million during the initial one-year term and $4 million for any renewal one-year term, plus certain cost reimbursements, to manage and liquidate the remaining SMTA assets.

As of December 31, 2019, Spirit owned of 1,752 properties with gross investment in real estate and loans totaling approximately $6.17 billion. Of this amount, $6.14 billion consisted of our gross investment in real estate, representing ownership of 1,752 properties, with in-place annualized Contractual Rent of $461.0 million. The remaining $33.7 million consisted primarily of commercial mortgage loans receivable secured by 43 real properties. See Item 2. “Properties - Our Real Estate Investment Portfolio” for further information on our properties and tenants.
Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners and together own the remaining 99% of the Operating Partnership.
Although the Operating Partnership is wholly-owned by us, in the future, we may issue partnership interests in the Operating Partnership to third parties in exchange for assets owned by such third parties. In general, any partnership interests of the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when partnership interests in the Operating Partnership are issued.
As of December 31, 2019, we had 85 employees, as compared to 89 employees as of December 31, 2018. None of these employees are represented by a labor union.
BUSINESS AND GROWTH STRATEGIES
Our objective is to maximize stockholder value by providing a growing stream of earnings and dividends generated by high quality, diversified commercial real estate. We seek to accomplish this objective by utilizing our proprietary tools and underwriting expertise to invest in and manage a portfolio of single tenant, operationally essential real estate throughout the U.S. with tenants we believe possess attractive credit characteristics and operate in stable or growing industries. We generate revenue primarily by leasing our properties to our tenants under a triple-net lease; however, in support of our primary business of owning and leasing real estate, we have, and will, strategically originate or acquire commercial mortgage loans, construction financing and other loans. See Item 2. “Properties” for property information and Item 6. “Selected Financial Data” for additional financial and asset information.
Single-tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities essential to the generation of their sales and profits. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs.
Enhanced Portfolio Management Using Proprietary Tools
We selectively make acquisitions that we believe will contribute to our business objectives. We believe there will be ample acquisition opportunities in the single-tenant market fitting our underwriting and acquisition criteria. In order to minimize risk and maximize returns for our stockholders, Spirit has developed several propriety tools that inform our portfolio management decisions.
o
Spirit Property Ranking Model.
The Spirit Property Ranking Model is a core tool developed internally by Spirit that ranks every owned and acquired property across twelve criteria, with a higher weighting allocated to real estate characteristics. The criteria include: (i) replacement rent, assuming the property becomes vacant, (ii) real estate score based on the site’s location, access, visibility and overall desirability, (iii) 5-mile population, (iv) remaining lease term, (v) 5-mile house-hold income,(vi) pre-overhead unit coverage, (vii) pre-overhead master lease coverage, (viii) corporate coverage, (ix) U.S. State ranking, (x) rent escalation characteristics, (xi) lease structure and (xii) tenant industry ranking. We believe that the higher the overall score assigned to a property, the lower the risk of a residual loss given a tenant default. Through acquisitions, dispositions, lease renewals and re-lets, we seek to continually improve the weighted-average property ranking of our portfolio.

o
The Spirit Heat Map.
The Spirit Heat Map is used to analyze tenant industries across Porter’s Five Forces and for potential causes of technological disruption. The data is then used to predict the long-term future performance of those industries. The Spirit Heat Map is updated regularly to incorporate changes in business and market conditions, changes in technology and other trends. Using this tool, coupled with our intensive credit and real estate analysis, lease structuring and ongoing portfolio management, we seek to achieve superior risk-adjusted returns by focusing our investments within industries that we believe will be healthy and viable prospectively and disposing of properties within industries that have less favorable outlooks.

o
Spirit Business Intelligence Tools.
Our business intelligence tools capture and bring together critical information across Spirit’s databases, including Property Ranking data, industry data and tenant credit data, allowing the information to be efficiently analyzed. Spirit uses these tools to compare potential acquisitions and dispositions to the existing portfolio and quantify improvements in key metrics including industry concentration, tenant concentration, weighted-average lease term, weighted-average Spirit Property Ranking and credit metrics.

Credit Underwriting
We believe extensive credit underwriting is important to minimizing tenant financial risk and protecting stockholder value. Our Credit department, which is independent from our Acquisitions department, underwrites all acquisition, disposition and capital investment opportunities, as well as monitors the financial health of our existing portfolio. We use our underwriting capabilities to identify tenants with attractive credit characteristics and stable operating histories and to dispose of tenants with weakening characteristics.
As part of our acquisition strategy, we target tenants that are publicly listed, as we believe those tenants possess certain attractive characteristics, including continual access to capital, generally lower leverage, audited financial statements and governance scrutiny. Our portfolio is well diversified between investment and non-investment grade rated tenants with approximately 50% of our properties leased to public issuers.
Portfolio Diversification
We believe that portfolio diversification is a cornerstone to managing the inherent risk associated with investing in real estate. See Item 1A. “Risk Factors.” Our strategy emphasizes a portfolio that (i) derives no more than 5.0% of its annual rent from any single tenant and no more than 2.0% of its annual rent from any single property, (ii) is leased to tenants operating in various industries aligned with our Spirit Heat Map and (iii) is located across the U.S. without significant geographic concentration. As of December 31, 2019, our largest single tenant exposure equaled 2.9%, our largest geographic concentration equaled 11.3% and our largest industry concentration equaled 8.6% of Contractual Rent, while no single property rent exceeded 2.0%. While we consider the foregoing when making investments, we have made, and may make investments in the future that do not meet one or more of these criteria, and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive. Since our inception, our Occupancy has never fallen below 96.1%, despite the economic downturn of 2008 through 2010.
Execute Leases with Optimal Structures
We seek to maintain the stability of our rental revenue and the long-term return on our investments by entering into leases with structures we deem to be aligned with our business and growth strategies:
o
Leases for Operationally Essential Real Estate.
We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that the tenant would choose not to renew an expiring lease or reject a lease in bankruptcy.

o
Enhance Our Portfolio through Contractual Rental Growth.
Approximately 88.8% of our owned properties (based on Contractual Rent) contain contractual provisions that increase the rental revenue over the term of the lease. Generally, our rent escalators increase rent at specified dates by: (i) a fixed amount; or (ii) the lesser of (a) 1 to 2 times any increase in the CPI over a specified period, (b) a fixed percentage, or (c) a fixed schedule.

o
Leases with Relatively Long Terms.
We seek to enter into leases with relatively long terms, typically with non-cancellable initial terms of 15 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions.

o
Leases with a Master Lease Structure.
Where appropriate, we seek to enter into master leases whereby we lease multiple properties to a single tenant on an “all or none” basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to separate lease payments relating to each individually leased property. The master lease structure hinders a tenant’s ability to “cherry pick” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties.

FINANCING STRATEGY
Our long-term financing strategy is to maintain a leverage profile that creates operational flexibility and generates superior risk-adjusted returns for our stockholders. We finance our operations and investments using a variety of methods, including available unrestricted cash balances, property operating revenue, proceeds from property dispositions, available borrowings under our credit facilities, common and preferred stock issuances, and debt securities issuances, including mortgage indebtedness and senior unsecured debt. We determine the amount of equity and debt financing to be used when acquiring an asset by evaluating our cost of equity capital, terms available in the credit markets (such as interest rate, repayment provisions and maturity) and our assessment of the particular asset’s risk.
We may issue common stock when we believe that our share price is at a level that allows the offering proceeds to be accretively invested into additional properties, to permanently finance properties that were financed by our credit facilities, or to repay outstanding debt at or before maturity.
In September 2017, we filed a shelf registration statement with the SEC, which became immediately effective upon filing and will remain effective for a term of three years with an expiration in September 2020. Under this shelf registration statement, we may offer shares of our common or preferred stock or debt securities from time to time in amounts, at prices and on terms to be announced when and if such shares are offered. The specifics of any future offerings, along with the use of proceeds from any such offerings, will be described in detail in a prospectus supplement or other offering materials at the time of such offerings.
We have issued senior unsecured debt securities and have obtained other senior unsecured debt at the Operating Partnership level. In addition, our debt historically has also consisted of long-term borrowings secured by specific real estate assets or, more typically, pools of real estate assets. To the extent practicable, we expect to maintain a well-balanced debt profile with manageable and balanced maturities.
We expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities, borrowings under our available credit facilities and periodically through issuances of public securities.
We anticipate that we will continue to use a number of different sources to finance our acquisitions and operations going forward; however, we cannot assure you that we will have access to the capital and credit markets at times and at terms that are acceptable to us.
REAL ESTATE PORTFOLIO ACTIVITIES
Concentration
During the month ended December 31, 2019, no tenant exceeded 5.0% of our Contractual Rent, and no one single property contributed more than 2.0% of our Contractual Rent. See Item 2. “Properties - Our Real Estate Investment Portfolio” for further information on our ten largest tenants and the composition of our tenant base.
Acquisitions and Dispositions
During the year ended December 31, 2019, we purchased 334 properties, representing an aggregate gross investment of $1.29 billion, and invested $45.0 million in revenue producing capital expenditures to fund improvements on properties the Company already owned. During the same period, we sold 44 properties with an undepreciated gross investment of $239.2 million. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of our investments.
COMPETITION
We face competition for acquisitions from investors, including traded and non-traded public REITs, private equity funds and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such. This competition will increase if investments in real estate become more attractive relative to other forms of investment.
As a landlord, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates and flexibility. Some of our competitors have greater economies of scale, have lower cost of capital, have access to more resources and have greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.
REGULATION
General
Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our properties has the necessary permits and approvals.
Americans With Disabilities Act
Pursuant to the ADA, our properties are required to meet federal requirements related to access and use by persons with disabilities. Compliance with the ADA, as well as a number of additional federal, state and local laws and regulations, may require modifications to properties we currently own and any properties we purchase, or may restrict renovations of those properties. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional financial obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repair costs pursuant to triple-net leases, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with such laws or regulations.
Environmental Matters
Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under certain of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek contributions from other identified, solvent, responsible parties for their fair share toward these costs. These costs may be substantial and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral and may adversely impact our investment in that property.
Some of our properties contain, have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties are or were used for commercial or industrial purposes that involve or involved the use of petroleum products or other hazardous or toxic substances or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, strict environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions and water discharges. Such laws may impose fines or penalties for violations. As a result of the foregoing, we could be materially and adversely affected.
Environmental laws also govern the presence, maintenance and removal of ACM. Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties that have not been previously addressed or remediated by us.
Before completing any property acquisition, we obtain environmental assessments in order to identify potential environmental concerns at the property. These assessments are carried out in accordance with the Standard Practice for Environmental Site Assessments (ASTM Practice E 1527-05) as set by ASTM International, formerly known as the American Society for Testing and Materials, and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historical aerial photographs and other information on past uses of the property. These assessments are limited in scope, however, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environment insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant (i.e., an environmental occurrence affects one of our properties where our lessee may not have the financial capability to honor its indemnification obligations to us).
Generally, our leases provide that the lessee will indemnify us for any loss or expense we incur as a result of the presence, use or release of hazardous materials on our property. However, our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any. If we are unable to enforce the indemnification obligations of our lessees or if the amount of environmental insurance we carry is inadequate, our results of operations would be adversely affected.
INSURANCE
Our tenants are generally required to maintain liability and property insurance coverage for the properties they lease from us pursuant to triple-net leases. Under such leases, our tenants are generally required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged. See Item 1A. “Risk Factors - Risks Related to Our Business and Properties -
Insurance on our properties may not adequately cover all losses, which could materially and adversely affect us
.”
In addition to being generally named as additional insureds on our tenants’ liability policies, we separately maintain commercial general liability coverage with limits of $1.0 million for each occurrence and $2.0 million general aggregate and excess liability coverage with limits of $50.0 million. We also maintain primary property coverage on (i) all unleased properties, (ii) all properties for which such coverage is not required to be carried by a tenant and (iii) all properties for which we obtain such coverage but the costs of which are reimbursed by tenants. In addition, we maintain excess property coverage on all remaining properties and other property coverage as may be required by our lenders.
Item 1A. Risk Factors
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Annual Report on Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words or similar words or phrases that are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.
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
The following risks and uncertainties, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
●	industry and economic conditions;

●	volatility and uncertainty in the financial markets, including potential fluctuations in the CPI;

●	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversifying acquisitions or investments;

●	the financial performance of our retail tenants and the demand for retail space, particularly with respect to challenges being experienced by general merchandise retailers;

●	our ability to diversify our tenant base;

●	the nature and extent of future competition;

●	increases in our costs of borrowing as a result of changes in interest rates and other factors;

●	our ability to access debt and equity capital markets;

●	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

●	our ability and willingness to renew our leases upon expiration and to reposition our properties on the same or better terms upon expiration in the event such properties are not renewed by tenants or we exercise our rights to replace existing tenants upon default;

●	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;

●	our ability to manage our expanded operations;

●	our ability and willingness to maintain our qualification as a REIT;

●	our ability to manage and liquidate the remaining SMTA assets; and

●	other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.
Set forth below are some (but not all) of the risk factors that could adversely affect our business and financial performance. Because we operate in a highly competitive and rapidly changing environment, new risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
RISKS RELATED TO OUR BUSINESS AND PROPERTIES
Risks related to commercial real estate ownership could reduce the value of our properties.
Our core business is the ownership of real estate that is leased to retail, service and distribution companies on a triple-net basis. Accordingly, our performance is subject to risks inherent to the ownership of commercial real estate, including:
●	inability to collect rent from tenants due to financial hardship, including bankruptcy;

●	changes in local real estate markets resulting in the lack of availability or demand for single-tenant retail space;

●	changes in consumer trends and preferences that reduce the demand for products/services of our tenants;

●	inability to lease or sell properties upon expiration or termination of existing leases;

●	environmental risks related to the presence of hazardous or toxic substances or materials on our properties;

●	subjectivity of real estate valuations and changes in such valuations over time;

●	illiquid nature of real estate compared to most other financial assets;

●	changes in laws and regulations, including those governing real estate usage and zoning;

●	changes in interest rates and the availability of financing; and

●	changes in the general economic and business climate.

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
Our ability to expand through acquisitions requires us to identify and complete acquisitions or investment opportunities that are compatible with our growth strategy and to successfully integrate newly acquired properties into our portfolio. We continually evaluate investment opportunities and may acquire properties when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:
●	we face competition from other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;

●	we face competition from other potential acquirers across our acquisition sourcing channels (including brokers, existing tenant relationships, prospective tenant relationships, etc.) that may significantly reduce our acquisition volume or increase the purchase price for a property we acquire, which could reduce our growth prospects;

●	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

●	we may acquire properties that are not accretive to our results upon acquisition, and we may be unsuccessful in managing and leasing such properties in accordance with our expectations;

●	our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property;

●	we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an acquisition opportunity after incurring expenses related thereto;

●	we may fail to obtain financing for an acquisition on favorable terms or at all;

●	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

●	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; or

●	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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
A substantial portion our properties are leased to unrated tenants whom we determine, through our internal underwriting and credit analysis, to be credit worthy. Many of our tenants are required to provide financial information, which includes balance sheet, income statement and cash flow statement data, on a quarterly and/or annual basis, and, as of December 31, 2019, approximately 51.1% of our lease investment portfolio required the tenant to provide property-level performance information, which includes income statement data on a quarterly and/or annual basis. To assist in our determination of a tenant’s credit quality, we license a product from Moody’s Analytics that provides an EDF and a “shadow rating,” and we evaluate a lease’s property-level rent coverage ratio. An EDF is only an estimate of default probability based, in part, on assumptions incorporated into the product. A shadow rating does not constitute a published credit rating and lacks the extensive company participation that is typically involved when a rating agency publishes a rating; accordingly, a shadow rating may not be as indicative of creditworthiness as a rating published by Moody’s, S&P, or another nationally recognized statistical rating organization. Our calculations of EDFs, shadow ratings and rent coverage ratios are based on financial information provided to us by our tenants and prospective tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. If our measurement of credit quality proves to be inaccurate, we may be subject to defaults, and investors may view our cash flows as less stable.
Decrease in demand for traditional retail and restaurant space may materially and adversely affect us.
As of December 31, 2019, leases representing approximately 29.8% and 13.4% of our Contractual Rent were with tenants in traditional retail and restaurant industries, respectively, and we may acquire additional properties in the future leased to traditional retail and restaurant tenants. Accordingly, decreases in the demand for traditional retail and/or restaurant spaces adversely impact us. The market for traditional retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the traditional retail and restaurant industries, the excess amount of traditional retail and restaurant space in a number of markets and, in the case of the traditional retail industry, increasing consumer purchases over the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for traditional retail and restaurant space, which could materially and adversely affect us.
High geographic concentration of our properties could magnify the effects of adverse economic or regulatory developments in such geographic areas on our operations and financial condition.
As of December 31, 2019, 11.3% of our portfolio (as a percentage of Contractual Rent) was located in Texas, representing the highest concentration of our assets. Geographic concentration exposes us to greater economic or regulatory risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
Our results of operations depend on our ability to strategically lease space in our properties (by renewing or re-leasing expiring leases and leasing vacant space), optimize our tenant mix or lease properties on more economically favorable terms. As of December 31, 2019, leases representing approximately 1.5% of our rental revenue will expire during 2020. As of December 31, 2019, five of our properties, representing approximately 0.3% of our total owned properties, were Vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. We may experience significant costs in connection with renewing, leasing or re-leasing a significant number of our properties, which could materially and adversely affect us.

Our ability to realize future rent increases will vary depending on changes in the CPI.
Most of our leases contain rent escalators, or provisions that periodically increase the base rent payable by the tenant under the lease. Although 69.5% of our Contractual Rent is subject to rent escalators, which increase rent at a fixed amount on fixed dates, as of December 31, 2019, approximately 19.3% of our Contractual Rent is subject to rent escalators which increase rent by a multiple of any increases in the CPI or the lesser of the lesser of (a) 1 to 2 times any increase in the CPI over a specified period, (b) a fixed percentage, or (c) a fixed schedule. If the product of any increase in the CPI multiplied by the applicable factor is less than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on a fixed percentage. Therefore, during periods of low inflation or deflation, small increases or decreases in the CPI will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed percentages or amounts. Conversely, if the product of any increase in the CPI multiplied by the applicable factor is more than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on an increase in CPI. Therefore, periods of high inflation will subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on CPI increases.
The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.
The occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases. In particular, the traditional retail industry is facing continued reductions in sales revenues and increased bankruptcies throughout the United States, and revenues generated from traditional retail tenants represented approximately 29.8% of our Contractual Rent for the month ended December 31, 2019. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms.
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
We may be vulnerable to security breaches or cyber-attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
Security breaches, cyber-attacks, or disruption, of our or our third-party service providers’ physical or information technology infrastructure, networks and related management systems could result in, among other things, a breach of our networks and information technology infrastructure, the misappropriation of our or our tenants’ proprietary or confidential information, interruptions or malfunctions in our or our tenants’ operations, delays or interruptions to our ability to meet tenant needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records, unauthorized access to our facilities or other disruptions in our operations. Numerous sources can cause these types of incidents, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or tenants; or security events impacting our third-party service providers or our partners or tenants. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store increasing amount of tenant data.
We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. We may be required to expend significant financial resources to protect against or respond to such breaches. Cyber criminals are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, distributed denial of service attacks, or distributed denial-of-service or DDoS attacks, botnets and port scans. Techniques used to breach security change frequently, and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. As we provide assurances to our tenants that we provide a high level of security, if an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose current and potential tenants, and such a breach could be harmful to our brand and reputation. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, harm to our reputation and increases in our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack.
In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States. We may not be able to limit our liability or damages in the event of such a loss. Data protection legislation is becoming increasingly common in the United States at both the federal and state level and may require us to further modify our data processing practices and policies. For example, the state of California recently adopted the California Consumer Privacy Act of 2018, which is currently set to take effect on January 1, 2020 and expected to provide California residents with increased privacy rights and protections with respect to their personal information. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, damage to our reputation and credibility and could have a negative impact on our business and results of operations.
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

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties.
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
The market price of shares of our common stock will generally be influenced by the distribution yield on shares of our common stock (as a percentage of the price of shares of our common stock) relative to market interest rates. Further increases in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher distribution yield. In addition, higher market interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of shares of our common stock to decrease.
In addition, the interest rate under our 2019 Credit Facility is calculated using LIBOR. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. If LIBOR ceases to exist after 2021, a comparable or successor reference rate as approved under the 2019 Revolving Credit and Term Loan Agreement will apply or such other reference rate as may be agreed by the Company and the lenders under the 2019 Revolving Credit and Term Loan Agreement will apply. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
The market price and trading volume of shares of our common stock may fluctuate or decline.
The market price and trading volume of our common stock may fluctuate widely due to various factors, including:
●	actual or anticipated variations in our or our competitors’ quarterly operating results or distributions;

●	publication of research reports about us, our competitors or the real estate industry;

●	adverse market reaction to any additional indebtedness we incur or debt or equity securities we or the Operating Partnership issue in the future;

●	additions or departures of key management personnel;

●	changes in our credit ratings;

●	the financial condition, performance and prospects of our tenants; and

●	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.

We may issue shares of our common stock or other securities without stockholder approval, including shares issued to satisfy REIT distribution requirements. The Operating Partnership may issue partnership interests to third parties, and such partnership interests would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when partnership interests in the Operating Partnership are issued. Our existing stockholders have no preemptive rights to acquire any of these securities, and any issuance of equity securities by us or the Operating Partnership may dilute stockholder investment.

Broad market fluctuations could negatively impact the market price of shares of our common stock.
The stock market has experienced extreme price and volume fluctuations that have affected the market price of the common equity of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of shares of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our common stock.
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
In order to maintain our qualification as a REIT, we are required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:
●	general market conditions;

●	the market’s perception of our growth potential;

●	our current debt levels;

●	our current and expected future earnings;

●	our cash flow and cash distributions; and

●	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.
Historically, we have raised a significant amount of debt capital secured by our real estate assets. We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. As of December 31, 2019, we had CMBS loans with an aggregate outstanding principal balance of $218.3 million and 3.8 weighted average remaining years to maturity years as of December 31, 2019. Our obligations under these loans are generally secured by liens on certain of our properties. No assurance can be given that the CMBS market will be available to us in the future, whether to refinance existing debt or to raise additional debt capital. Additionally, no assurance can be given that financing facilities offering similar flexibility to our previous asset-backed securitization program will be available to us in the future.
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
The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. We may face liability regardless of:
●	our knowledge of the contamination;

●	the timing of the contamination;

●	the cause of the contamination; or

●	the party responsible for the contamination of the property.

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
Our properties are subject to the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases and financing agreements to cover costs associated with compliance, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, our tenants’ ability to cover the costs could be adversely affected. We may be required to expend our own funds to comply with the provisions of the ADA, which could materially and adversely affect us.
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
Additionally, the FASB is considering various changes to GAAP, some of which may be significant, as part of a joint effort with the IASB to converge accounting standards. In particular, FASB issued a new accounting standard that requires companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. For public companies, this new standard became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Many companies that account for certain leases on an “off balance sheet” basis will now be required to account for such leases “on balance sheet” upon adoption of this rule. This change removes many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. Additionally, it could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on the balance sheet. This new standard could also make lease renewal options less attractive, because, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
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
RISKS RELATED TO OUR RELATIONSHIP WITH SMTA
We have no history operating as an external manager to another entity in connection with a liquidation, and our inability to do so successfully could impact our business and reputation.
We have entered into an Interim Management Agreement with SMTA, under which we have agreed to manage and liquidate the remaining SMTA assets in connection with its plan of voluntary liquidation and dissolution process. We have no history operating as an external manager to another entity in liquidation. SMTA has no employees and is completely reliant on us for the effective operation of its business. The officer and other individuals who perform services for SMTA are our employees, including certain of our key employees. Such employees may dedicate substantial time to and become distracted by financial or operational developments related to SMTA, including in connection with the liquidation of SMTA, and we may experience difficulties in appropriately allocating resources between us and SMTA, which could materially and adversely affect our business and our ability to achieve our objectives. Additionally, the base management fee that we receive under the Interim Management Agreement is fixed, and such fee may not reflect our actual expenses or time spent externally managing SMTA.
Any potentially negative matters concerning SMTA could harm our reputation and business and materially and adversely affect the trading price of our common stock.
Under the Interim Management Agreement, SMTA has a license to use the name “Spirit.” Because news coverage of events often fail to appropriately distinguish between legal entities with similar names, investors may impute to us any unfavorable information about SMTA while it executes its plan of voluntary liquidation and dissolution process, including in connection with the management and sale of its remaining assets, the payment of its liabilities and other obligations, the winding up of its operations and the timing and amount of distributions to its unitholders that are unrelated to our economic relationship with and interest in SMTA, that could harm our reputation and business and materially and adversely affect the trading price of our common stock.
There are conflicts of interest in our relationship with SMTA.
Pursuant to the Interim Management Agreement, we are required, to the full extent lawful, to reimburse, indemnify and hold SMTA, its unitholders, trustees, officers and employees and each other person, if any, controlling SMTA, harmless of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any of our acts or omissions of constituting bad faith, willful misconduct or gross negligence. SMTA must, to the full extent lawful, reimburse, indemnify and hold harmless us, our affiliates, members, managers, officers and employees, sub-advisers and each other person, if any, controlling us, from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including attorneys’ fees) in respect of or arising from any acts or omissions of such indemnified party made in good faith in the performance of our duties under the Interim Management Agreement and not constituting such indemnified party’s bad faith, willful misconduct or gross negligence. Additionally, SMTA is required to reimburse us for certain expenses incurred in connection with the performance of our duties under the Interim Management Agreement. However, SMTA may not have the resources or cash available to satisfy such indemnification and reimbursement obligations.
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
RISKS RELATED TO OUR INDEBTEDNESS
We have approximately $2.18 billion principal balance of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.
As of December 31, 2019, the total principal balance outstanding on our indebtedness was approximately $2.18 billion, of which the $116.5 million outstanding under the 2019 Credit Facility incurs interest at a variable rate. We may also incur significant additional debt to finance future investment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
●	our cash flow may be insufficient to meet our required principal and interest payments;
●	cash interest expense and financial covenants relating to our indebtedness may limit or eliminate our ability to make distributions to our common stockholders;
●	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon acquisition opportunities or meet operational needs;
●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
●	increases in interest rates could increase our interest expense for our variable interest rate debt;

●	we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under any hedge agreements we enter into, such agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements we enter into, we would be exposed to then-existing market rates of interest and future interest rate volatility;
●	we may be forced to dispose of properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;
●	we may default on our obligations and the lenders or mortgagees may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;
●	we may be restricted from accessing some of our excess cash flow after debt service if certain of our tenants fail to meet certain financial performance metric thresholds;
●	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
●	our default under any loan with cross-default provisions could result in a default on other indebtedness.
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
Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact us as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us. Total debt service, including scheduled principal maturities and interest, for 2020 and 2021 is $88.0 million and $424.7 million, respectively. Debt service for 2021 includes the final balloon repayment of the 2021 Notes of $345.0 million.
Some of our financing arrangements involve balloon payment obligations.
Some of our financings require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. Our inability to meet a balloon payment obligation, through refinancing or sale proceeds, or refinancing on less attractive terms could materially and adversely affect us. We have no balloon maturities in 2020 and have balloon maturities of $345.0 million in 2021. If we are unable to refinance these maturities or otherwise retire the indebtedness by that time, we could be materially adversely affected, and could be forced to relinquish the related collateral.
The agreements governing our indebtedness contain restrictions and covenants which may limit our ability to enter into or obtain funding for certain transactions, operate our business or make distributions to our preferred and common stockholders.
The agreements governing our indebtedness contain restrictions and covenants that limit or will limit our ability to operate our business. These covenants, as well as any additional covenants to which we may be subject in the future because of additional indebtedness, could cause us to forgo investment opportunities, reduce or eliminate distributions to our preferred and common stockholders or obtain financing that is more expensive than financing we could obtain if we were not subject to the covenants. In addition, the agreements may have cross-default provisions, which provide that a default under one of our financing agreements would lead to a default on some or all of our debt financing agreements.
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
The covenants and other restrictions under our debt agreements affect, among other things, our ability to:
●	incur indebtedness;
●	create liens on assets;
●	sell or substitute assets;
●	modify certain terms of our leases;
●	prepay debt with higher interest rates;
●	manage our cash flows; and
●	make distributions to equity holders.
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
Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorize our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. Our Board of Directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may:
●	discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests; or
●	result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.
We could increase the number of authorized shares of stock, classify and reclassify un-issued stock and issue stock without stockholder approval
. Our Board of Directors, without stockholder approval, has the power under our charter to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but un-issued shares of our common stock or preferred stock and to classify or reclassify any un-issued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. As a result, we may issue one or more series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of our common stockholders. Although our Board of Directors has no such intention at the present time, it could establish a class or series of common stock or preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
●	“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or of an affiliate of ours or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within a two-year period immediately prior to the date in question) or any affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or super-majority and stockholder voting requirements on these combinations; and
●	“control share” provisions that provide that a holder of “control shares” of our Company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) has no voting rights with respect

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
Certain provisions of the MGCL set forth in Title 3, Subtitle 8 of the MGCL (“Subtitle 8”) permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which (for example, a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could be in the best interests of our stockholders. Our charter contains a provision whereby we have elected, at such time as we became eligible to do so, to be subject to the provisions of Subtitle 8 relating to the filling of vacancies on our Board of Directors only by the remaining directors. Our Board of Directors has adopted a resolution prohibiting us from electing to be subject to the provisions of Subtitle 8 relating to a classified board unless such election is first approved by our stockholders by the affirmative vote of a majority of all the votes entitled to be cast on the matter.
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
As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:
●	actual receipt of an improper benefit or profit in money, property or services; or
●	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken by any of our directors or officers impede the performance of our company, our stockholders’ and our ability to recover damages from such director or officer may be limited. In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.
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
We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2005 and we intend to continue operating in such a manner. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. Therefore, we cannot guarantee that we have qualified as a REIT or that we will remain qualified as such in the future. If we lose our REIT status, we will face significant tax consequences that would substantially reduce our cash available for distribution to our stockholders for each of the years involved because:
●	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to regular U.S. federal corporate income tax;

●	we could be subject to the federal alternative minimum tax for tax years prior to 2018 and increased state and local taxes; and

●	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and requirements regarding the sources of our income. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.
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
If SMTA failed to qualify as a REIT, we could cease to qualify as a REIT and suffer other adverse consequences.
If SMTA failed to qualify as a REIT for any taxable year, such failure to qualify as a REIT could adversely affect our ability to qualify as a REIT. If SMTA failed to qualify as a REIT during the year of the Spin-Off, the income recognized by us in connection with the Spin-Off would not have constituted qualifying income for purposes of the 75% gross income test, which could have adversely affected our ability to qualify as a REIT for such year. In addition, if SMTA failed to qualify as a REIT for any period, the SMTA Preferred Stock would not have qualified as a real estate asset for purposes of the REIT asset tests or produced qualifying income for purposes of the REIT 75% gross income test for such period. In such case, our ownership of the SMTA Preferred Stock during such period could adversely affect our ability to qualify as a REIT, unless we are entitled to relief under an applicable cure provision.
If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
We believe the Operating Partnership is currently treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner’s share of its income. We cannot assure you that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary partnership or limited liability company as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.
Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s-length terms.
We own securities in TRSs and may acquire securities in additional TRSs in the future. If a TRS owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of TRSs), other than those securities includable in the 75% asset test, and not more than 20% of the value of our total assets may be represented by securities of TRSs. We anticipate that the aggregate value of the stock and securities of any TRS and other nonqualifying assets that we own will be less than 25% (or 20%, as applicable) of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any TRSs that we own to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.

We may be forced to borrow funds to maintain our REIT status, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could materially and adversely affect us.
To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and we will be subject to regular corporate income taxes on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our common stock.
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
Dividends treated as “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Under the 2017 Tax Legislation, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.
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
The 2017 Tax Legislation significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders.

The legislation remains unclear in many respects and has been and may continue to be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation.
Item
 1B. Unresolved Staff Comments
None.

Item
 2.     Properties
PROPERTY PORTFOLIO DIVERSIFICATION

1,752	99.7%	48	291	28
Owned Properties	Occupancy	States	Tenants	Retail Industries

Diversification By Tenant
Tenant concentration represents the tenant’s contribution to Contractual Rent of our owned real estate properties as of December 31, 2019:

Tenant (1)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Cajun Global LLC	170	243	2.9%
Walgreen Co.	36	517	2.4%
The Home Depot, Inc.	7	821	2.4%
Alimentation Couche-Tard, Inc.	77	232	2.4%
GPM Investments, LLC	114	311	2.2%
At Home Group, Inc.	12	1,487	2.1%
Dollar Tree, Inc.	106	927	2.1%
CVS Caremark Corporation	34	422	2.0%
Life Time Fitness, Inc.	5	588	1.9%
Party City Holdings Inc.	3	1,090	1.8%
Other	1,183	27,104	77.8%
Vacant	5	335	—
Total	1,752	34,077	100.0%

(1)	Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.

Lease Expirations
The following table sets forth a summary schedule of expiration dates for leases in place as of December 31, 2019. As of December 31, 2019, the weighted average remaining non-cancellable initial term of our leases (based on Contractual Rent) was 9.8 years. The information set forth in the table assumes that tenants do not exercise renewal options or any early termination rights:

Leases Expiring In:	Number of Properties	Contractual Rent Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Contractual Rent
2020	20	$7,198	684	1.5%
2021	80	26,990	2,115	5.9%
2022	48	19,813	1,824	4.3%
2023	117	34,646	3,092	7.5%
2024	51	20,820	1,829	4.5%
2025	46	19,099	1,472	4.1%
2026	91	26,649	2,056	5.8%
2027	125	37,132	2,473	8.1%
2028	102	29,813	1,688	6.5%
2029	326	41,984	2,755	9.1%
Thereafter	741	196,893	13,754	42.7%
Vacant	5	—	335	—
Total owned properties	1,752	$461,037	34,077	100%

(1)	Contractual Rent for the month ended December 31, 2019 for properties owned at December 31, 2019, multiplied by twelve.

Diversification By Asset Type and Tenant Industry
Asset type and tenant industry concentration represents the type of asset’s contribution to Contractual Rent of our owned real estate properties and, for retail asset types, the tenant industry’s contribution to Contractual Rent of our owned properties as of December 31, 2019:

Asset Type	Tenant Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Retail		1,659	25,169	82.8%
	Convenience Stores	334	1,055	8.6%
	Health and Fitness	45	2,308	7.3%
	Movie Theaters	37	1,953	7.1%
	Restaurants - Quick Service	375	813	7.1%
	Restaurants - Casual Dining	137	972	6.4%
	Drug Stores / Pharmacies	81	1,045	5.1%
	Grocery	39	1,792	3.8%
	Entertainment	25	1,087	3.5%
	Car Washes	62	297	3.3%
	Home Improvement	15	1,577	3.2%
	Dollar Stores	162	1,481	3.2%
	Automotive Dealers	18	690	2.8%
	Home Décor	15	2,049	2.7%
	Specialty Retail	53	1,142	2.5%
	Automotive Services	70	592	2.3%
	Warehouse Club and Supercenters	11	1,209	2.3%
	Home Furnishings	19	987	2.1%
	Department Stores	14	1,281	2.1%
	Education	36	427	1.7%
	Sporting Goods	14	739	1.6%
	Automotive Parts	55	389	1.2%
	Office Supplies	16	351	0.8%
	Other	8	251	0.7%
	Medical Office	5	65	0.6%
	Pet Supplies and Services	4	133	0.5%
	Apparel	5	153	0.3%
	Vacant	4	331	0.0%
Industrial		51	6,941	9.5%
Office and Other		42	1,967	7.7%
Total		1,752	34,077	100.0%

Diversification By Geography
Geographic concentration represents the geographic region’s contribution to Contractual Rent of our owned real estate properties as of December 31, 2019:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Texas	256	4,078	11.3%	Pennsylvania	20	488	1.4%
Florida	113	1,438	6.8%	Louisiana	22	280	1.3%
Georgia	123	1,823	6.5%	Utah	18	333	1.2%
Ohio	86	1,933	5.1%	Alaska	9	319	1.1%
California	24	1,236	4.9%	New Hampshire	16	640	1.1%
Tennessee	102	1,603	4.1%	Idaho	16	273	1.0%
Illinois	48	1,258	3.9%	Kansas	18	345	0.9%
Michigan	84	1,357	3.9%	Connecticut	5	686	0.8%
New York	30	1,895	3.7%	Iowa	12	194	0.7%
Arizona	46	834	3.1%	Washington	8	185	0.7%
South Carolina	42	677	2.8%	North Dakota	4	227	0.6%
Missouri	65	966	2.8%	Wisconsin	9	255	0.5%
Virginia	44	1,335	2.7%	Maine	26	76	0.5%
Alabama	93	619	2.6%	West Virginia	13	202	0.4%
Maryland	9	714	2.5%	Oregon	4	144	0.4%
Minnesota	25	936	2.4%	Montana	3	152	0.4%
Colorado	25	978	2.3%	Massachusetts	2	131	0.4%
North Carolina	55	944	2.3%	Nebraska	8	210	0.3%
Indiana	40	830	2.3%	Rhode Island	3	95	0.3%
New Mexico	28	583	1.7%	Wyoming	1	35	0.1%
Oklahoma	51	448	1.7%	U.S. Virgin Islands	1	38	0.1%
Mississippi	50	421	1.6%	South Dakota	1	20	0.1%
Kentucky	37	482	1.6%	Delaware	1	5	0.1%
Arkansas	42	637	1.5%	Vermont	1	2	0.0%
New Jersey	13	717	1.5%

Item 3.	Legal Proceedings

From
time-to-time,
we may be subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.
Item 4.	Mine Safety Disclosure

None.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION FOR COMMON STOCK, HOLDERS OF RECORD AND DIVIDEND POLICY
Spirit Realty Capital, Inc.
Our common stock is traded on the NYSE under the symbol “SRC.” As of February 21, 2020, there were approximately 2,208 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
We intend to pay regular quarterly dividends to our stockholders, although all future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.
Spirit Realty, L.P.
Spirit Realty Capital, Inc. directly or indirectly owns all of Spirit Realty, L.P.’s partnership units. Therefore, there is no established trading market for Spirit Realty, L.P.’s partnership units.
RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
Spirit Realty Capital, Inc.
No sales of unregistered securities. Gross proceeds of $140.6 million from sales of registered securities during the fourth quarter of 2019 were used for funding acquisitions, operating expenses and payment of interest and principal on current debt financings.
Spirit Realty, L.P.
None.
ISSUER PURCHASES OF EQUITY SECURITIES
Spirit Realty Capital, Inc.
During the fourth quarter of 2019, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the Amended Incentive Award Plan:
•	none in October 2019;

•	49 shares of stock, at a weighted average price of $49.74, in November 2019; and

•	none in December 2019.

Spirit Realty, L.P.
None.
EQUITY COMPENSATION PLAN INFORMATION
Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PERFORMANCE GRAPH
The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.
The following graph shows our cumulative total stockholder return for the five most recent fiscal years, with stock prices retroactively adjusted for the Spin-Off of SMTA. The graph assumes a $100 investment in each of the indices on December 31, 2014 and the reinvestment of all cash dividends. Our stock price performance shown in the following graph is not indicative of future stock price performance.

				Period Ended
Index:	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Spirit Realty Capital, Inc.	$100.00	$89.69	$103.88	$90.10	$89.53	$132.14
S&P 500	$100.00	$99.31	$108.78	$129.90	$121.80	$156.97
NAREIT US Equity REIT Index	$100.00	$96.71	$104.95	$110.43	$105.33	$132.71

Item 6.       Select
ed Financial Data
The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

		Years Ended December 31,
(Dollars in thousands, except share and per share data)	2019	2018	2017	2016	2015
Revenues:
Rental income	$438,691	$402,321	$424,260	$420,003	$395,169
Interest income on loans receivable	3,240	3,447	3,346	3,399	3,647
Earned income from direct financing leases	1,239	1,814	2,078	2,742	3,024
Related party fee income	69,218	15,838	—	—	—
Other income	4,039	21,705	1,574	9,196	866
Total revenues	516,427	445,125	431,258	435,340	402,706
Expenses:
General and administrative	52,424	52,993	54,998	48,651	45,535
Restructuring charges	—	—	—	6,341	7,056
Termination of interest rate swaps	12,461	—	—	—	—
Property costs (including reimbursable)	18,637	21,066	28,487	26,045	21,507
Deal pursuit costs	844	210	1,434	2,904	2,352
Interest	101,060	97,548	113,394	118,690	139,183
Depreciation and amortization	175,465	162,452	173,686	173,036	166,478
Impairments	24,091	6,725	61,597	61,395	50,381
Total expenses	384,982	340,994	433,596	437,062	432,492
Other income (loss):
(Loss) gain on debt extinguishment	(14,330)	27,092	579	1,605	(2,375)
Gain (loss) on disposition of assets	58,850	14,629	42,698	29,623	(61)
Preferred dividend income from SMTA	10,802	8,750	—	—	—
Other expense	—	(5,319)	—	—	—
Total other income (loss)	55,322	45,152	43,277	31,228	(2,436)
Income (loss) from continuing operations before income tax expense	186,767	149,283	40,939	29,506	(32,222)
Income tax expense	(11,501)	(792)	(511)	(868)	(479)
Income (loss) from continuing operations	175,266	148,491	40,428	28,638	(32,701)
(Loss) income from discontinued operations (1)	—	(16,439)	36,720	68,808	125,913
Net income	175,266	132,052	77,148	97,446	93,212
Less: preferred dividends	(10,350)	(10,352)	(2,530)	—	—
Net income attributable to common stockholders	$164,916	$121,700	$74,618	$97,446	$93,212
Net income per share of common stock—basic:
Continuing operations	$1.81	$1.59	$0.40	$0.30	$(0.39)
Discontinued operations	—	(0.19)	0.39	0.73	1.46
Net income per share attributable to common stockholders—basic	$1.81	$1.40	$0.79	$1.03	$1.07
Net income per share of common stock—diluted:
Continuing operations	$1.81	$1.58	$0.40	$0.30	$(0.39)
Discontinued operations	—	(0.19)	0.39	0.73	1.46
Net income per share attributable to common stockholders—diluted	$1.81	$1.39	$0.79	$1.03	$1.07

Weighted average shares of common stock outstanding:
Basic common shares (2)	90,621,808	86,321,268	93,586,991	93,843,552	86,444,333
Diluted common shares (2)	90,869,312	86,476,449	93,588,560	93,849,250	86,444,333
Dividends declared per common share issued (3)	$2.50	$3.05	$3.60	$3.53	$3.43

(1)	Includes gains, losses and results of operations of SMTA as a result of the Spin-Off completed on May 31, 2018.

(2)	Historical weighted average shares of common stock outstanding (basic and diluted) have been adjusted for the reverse stock split effected in 2018.

(3)	Dividends declared per common share issued for the years ended December 31, 2017, 2016 and 2015 have been adjusted for the reverse stock split effected in 2018.

		Years Ended December 31,
(Dollars in thousands)	2019	2018	2017 (1)	2016 (1)	2015 (1)
Balance Sheet Data (end of period):
Gross investments, including related lease intangibles	$6,175,703	$5,123,631	$7,903,025	$8,247,654	$8,302,688
Net investments, including related lease intangibles	5,341,228	4,396,098	6,614,025	7,090,335	7,231,816
Cash and cash equivalents	14,492	14,493	8,798	10,059	21,790
Total assets	5,832,661	5,096,316	7,263,511	7,677,971	7,891,039
Total debt, net	2,153,017	2,054,637	3,639,680	3,664,628	4,092,787
Total liabilities	2,419,412	2,294,567	3,943,902	3,995,863	4,429,165
Total stockholders’ equity	3,413,249	2,801,749	3,319,609	3,682,108	3,461,874

Other Data:
FFO (2)	$305,052	$322,359	$367,296	$394,952	$354,686
AFFO (2)	$341,731	$346,323	$398,148	$412,999	$378,050
Number of properties in investment portfolio	1,795	1,514	2,480	2,615	2,629
Owned properties occupancy at period end (based on number of properties)	99.7%	99.7%	99.2%	98.2%	98.6%

(1)	Balances include assets and liabilities of both continuing operations and discontinued operations. Reference Note 12 to the accompanying consolidated financial statements for additional information.

(2)	See the definition of FFO and AFFO below.

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
AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, such as transactions costs associated with our Spin-Off, default interest and fees on non-recourse mortgage indebtedness, debt extinguishment gains (losses), costs associated with termination of interest rate swaps, costs associated with performing on a guarantee of a former tenant’s debt, and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents net of bad debt expense, amortization of lease intangibles, and amortization of net premium/discount on loans receivable), non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium) and non-cash compensation expense.
Other equity REITs may not calculate FFO and AFFO as we do, and, accordingly, our FFO and AFFO may not be comparable to such other equity REITs’ FFO and AFFO. FFO and AFFO do not represent cash generated from operating activities determined in accordance with GAAP, are not necessarily indicative of cash available to fund cash needs and should only be considered a supplement, and not an alternative, to net income (loss) attributable to common stockholders (computed in accordance with GAAP) as a performance measure.
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
EBITDA
re,
Adjusted EBITDA
re
and Annualized Adjusted EBITDA
re
EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. EBITDAre is computed as net income (loss) (computed in accordance with GAAP), plus interest expense, plus income tax expense (if any), plus depreciation and amortization, plus (minus) losses and gains on the disposition of depreciated property, plus impairments of depreciated property.
Adjusted EBITDAre represents EBITDAre as adjusted for revenue producing acquisitions and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter and for certain items that we believe are not indicative of our core operating performance, such as transactions costs associated with our Spin-Off, debt extinguishment gains (losses), and costs associated with performing on a guarantee of a former tenant’s debt. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.
Annualized Adjusted EBITDAre is calculated as Adjusted EBITDAre for the quarter, adjusted for items where annualization would not be appropriate, multiplied by four. Our computation of Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology used by other equity REITs to calculate these measures and, therefore, may not be comparable to such other REITs.

Adjusted Debt to Annualized Adjusted EBITDA
re
Adjusted Debt to Annualized Adjusted EBITDAre is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs. A reconciliation of interest-bearing debt (computed in accordance with GAAP) to Adjusted Debt is included in the financial information accompanying this report.
FFO and AFFO

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Net income attributable to common stockholders (1)	$164,916	$121,700	$74,618	$97,446	$93,212
Add/(less):
Portfolio depreciation and amortization	174,895	197,346	255,454	261,799	260,257
Portfolio impairments	24,091	17,668	102,330	88,072	70,231
Gain on disposition of assets	(58,850)	(14,355)	(65,106)	(52,365)	(69,014)
FFO attributable to common stockholders	$305,052	$322,359	$367,296	$394,952	$354,686
Add/(less):
Loss (gain) on debt extinguishment	14,330	(26,729)	1,645	(233)	3,162
Restructuring charges	—	—	—	6,341	7,056
Other costs in G&A associated with headquarter relocation	—	—	—	3,629	—
Deal pursuit costs	844	549	1,356	3,229	2,739
Transaction costs	—	21,391	6,361	—	—
Non-cash interest expense	14,175	22,866	23,469	15,380	10,367
Accrued interest and fees on defaulted loans	285	1,429	4,201	4,740	7,649
Straight-line rent, net of related bad debt expense	(16,924)	(15,382)	(19,474)	(23,496)	(19,291)
Other amortization and non-cash charges	(2,769)	(2,434)	(3,266)	(2,837)	(1,639)
Swap termination costs (2)	12,461	—	—	1,724	—
Non-cash compensation expense	14,277	15,114	16,560	9,570	13,321
Other G&A costs associated with Spin-Off	—	1,841	—	—	—
Other expense	—	5,319	—	—	—
AFFO attributable to common stockholders	$341,731	$346,323	$398,148	$412,999	$378,050

FFO per share of common stock - diluted (3)	$3.34	$3.71	$3.91	$4.20	$4.09

AFFO per share of common stock - diluted (3)	$3.75	$3.99	$4.24	$4.39	$4.36

AFFO per share of common stock, excluding AM termination fee and Haggen settlement (4)	$3.34	3.78	4.24	4.38	4.36
Weighted average shares of common stock outstanding:
Diluted	90,869,312	86,476,449	93,588,560	93,849,250	86,444,333

(1)	Amount is net of distributions paid to preferred stockholders for the years ended December 31, 2019, 2018 and 2017.

(2)	Amount for the year ended December 31, 2016 is included in general and administrative expenses.

(3)	Assumes the issuance of potentially issuable shares unless the result would be anti-dilutive.

(4)	AFFO attributable to common stockholders for the year ended December 31, 2019, excluding $48.2 million of termination fee income, net of $11.3 million in income tax expense. The termination fee was received in conjunction with SMTA’s sale of Master Trust 2014 in September 2019 and termination of the Asset Management Agreement on September 20, 2019. AFFO attributable to common stockholders has not been adjusted to exclude the following amounts for the year ended December 31, 2019: (i) asset management fees of $14.7 million; (ii) property management and servicing fees of $5.4 million; (iii) preferred dividend income from SMTA $10.8 million; (iv) interest income on related party notes receivable of $1.1 million and an early repayment premium of $0.9 million; and (v) interest expense on related party loans payable of $0.2 million.

AFFO attributable to common stockholders for the year ended December 31, 2018 and 2016 excludes proceeds from the Haggen settlement of $19.1 million and $1.8 million, respectively.

Adjusted Debt, Adjusted EBITDA and Annualized Adjusted EBITDA

	December 31,
(Dollars in thousands)	2019	2018
Revolving credit facilities	$116,500	$146,300
Term loans	—	419,560
Senior Unsecured Notes, net	1,484,066	295,767
Mortgages and notes payable, net	216,049	463,196
Convertible Notes, net	336,402	729,814
Total debt, net	2,153,017	2,054,637
Add / (less):
Unamortized debt discount, net	9,272	14,733
Unamortized deferred financing costs	17,549	14,932
Cash and cash equivalents	(14,492)	(14,493)
Restricted cash balances held for the benefit of lenders	(11,531)	(62,928)
Adjusted Debt	$2,153,815	$2,006,881

	Three Months Ended December 31,
(Dollars in thousands)	2019	2018
Net income	$4,657	$54,114
Add / (less):
Interest	24,598	26,163
Depreciation and amortization	48,867	41,437
Income tax (benefit) expense	(229)	317
Realized loss (gains) on sales of real estate assets	11,910	(13,802)
Impairments on real estate assets	10,860	471
EBITDA re	$100,663	$108,700
Add / (less):
Adjustments to revenue producing acquisitions and dispositions	6,881	(168)
Transaction costs	—	460
Deal pursuit costs	270	67
Loss on debt extinguishment	2,857	—
Other G&A costs associated with Spin-off	—	1,841
Other expense	—	5,319
Adjusted EBITDA re	$110,671	$116,219
Other adjustments for Annualized Adjusted EBITDA re (1)	58	$(17,944)
Annualized Adjusted EBITDA re	$442,916	$393,100
Adjusted Debt / Annualized Adjusted EBITDA re	4.9	5.1

(1)	Adjustments for which annualization would not be appropriate are composed of certain other income, write-off of intangibles and other compensation-related adjustments for the three months ended December 31, 2019 and the receipt of the Haggen settlement and write-offs related to certain uncollectible accounts receivable and straight-line rent receivables for the three months ended December 31, 2018.

Item 7.     Management’s Discussion and Analysis
of Financial Condition and Results of Operations
OVERVIEW
Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol “SRC.” We are a self-administered and self-managed REIT with in-house capabilities including acquisition, portfolio management, asset management, credit research, real estate research, legal, finance and accounting and capital markets. We primarily invest in single-tenant, operationally essential real estate assets throughout the U.S., which are generally acquired through strategic sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high quality tenants with business operations within retail, industrial, office and other property types. Single tenant, operationally essential real estate consists of properties that are generally free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. In support of our primary business of owning and leasing real estate, we have also strategically originated or acquired long-term, commercial mortgages and other loans to provide a range of financing solutions to our tenants.
As of December 31, 2019, our owned real estate represented investments in 1,752 properties. Our properties are leased to 291 tenants across 48 states and 28 retail industries. As of December 31, 2019, our owned properties were approximately 99.7% occupied (based on number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans primarily secured by 43 real estate properties or other related assets.
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
In September 2019, SMTA sold the assets held in Master Trust 2014. In conjunction with this sale, the following occurred:
●	Terminated our previous Asset Management Agreement and received a termination fee of approximately $48.2 million ($36.9 million net of tax);

●	Received $150.0 million for the repurchase of our preferred equity investment in SMTA;

●	Redeemed the Investment in Master Trust 2014 notes (with an outstanding principal balance of $33.5 million);

●	Terminated the Property Management and Servicing Agreement for Master Trust 2014 in connection with the redemption of the Master Trust 2014 notes;

●	Sold the fee interest in three of our properties to a subsidiary of SMTA and extinguished the related party mortgage loans payable; and

●	Entered into an Interim Management Agreement with SMTA whereby:

–	we are entitled to receive $1 million during the initial one-year term and $4 million for any renewal one-year term, plus certain cost reimbursements, to manage and liquidate the remaining SMTA assets;

–	SMTA may terminate the agreement at any time and Spirit may terminate the agreement at any time after the initial one-year term, in each case without a termination fee.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are determined in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements. See Notes 2 and 8 to the consolidated financial statements for further details.

Purchase Accounting and Acquisition of Real Estate; Lease Intangibles
We evaluate a number of factors in estimating fair value of real estate acquisitions, including building age, building location, building condition, rent comparables from similar properties, and terms of in-place leases, if any. Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above or below-market leases. In-place lease intangibles are valued based on our estimates of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. We then allocate the purchase price (including acquisition and closing costs) to land, building, improvements and equipment based on their relative fair values. For properties acquired with in-place leases, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. Above and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and our estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease and, in certain instances, over the renewal period.
Impairment
We review our real estate investments and related lease intangibles periodically for indicators of impairment including, but not limited to: the asset being held for sale, vacant or non-operating, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. For assets with indicators of impairment, we then evaluate if its carrying amount may not be recoverable. We consider factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows.
Impairment is calculated as the amount by which the carrying value exceeds the estimated fair value, or for assets held for sale, the amount by which the carrying value exceeds fair value less costs to sell. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results. The fair values of impaired real estate and intangible assets are determined using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; broker opinions of value; market prices for comparable properties; estimates of residual values, which consider contractual and forecasted rental revenues, leasing assumptions, expenses based upon market conditions and capitalization rates; and expectations for the use of the real estate.
REIT Status
We elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2005. We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT commencing with such taxable year, and we intend to continue operating in such a manner. To maintain our REIT status, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed to our stockholders that we derive from our REIT qualifying activities. We are still subject to state and local income and franchise taxes and to federal income and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal corporate tax, including any applicable alternative minimum tax for taxable years beginning before January 1, 2018. Unless entitled to relief under specific statutory provisions, we would be ineligible to elect to be treated as a REIT for the four taxable years following the year for which we lose our qualification. It is not possible to state whether in all circumstances we would be entitled to this statutory relief.
RESULTS OF OPERATIONS
In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

	Years Ended December 31,
(In Thousands)	2019	2018	Change	% Change
Revenues:
Rental income	$ 438,691	$ 402,321	$ 36,370	9.0%
Interest income on loans receivable	3,240	3,447	(207)	(6.0)%
Earned income from direct financing leases	1,239	1,814	(575)	(31.7)%
Related party fee income	69,218	15,838	53,380	NM
Other income	4,039	21,705	(17,666)	(81.4)%
Total revenues	516,427	445,125	71,302	16.0%
Expenses:
General and administrative	52,424	52,993	(569)	(1.1)%
Termination of interest rate swaps	12,461	—	12,461	100.0%
Property costs (including reimbursable)	18,637	21,066	(2,429)	(11.5)%
Deal pursuit costs	844	210	634	NM
Interest	101,060	97,548	3,512	3.6%
Depreciation and amortization	175,465	162,452	13,013	8.0%
Impairments	24,091	6,725	17,366	NM
Total expenses	384,982	340,994	43,988	12.9%
Other income:
(Loss) gain on debt extinguishment	(14,330)	27,092	(41,422)	NM
Gain on disposition of assets	58,850	14,629	44,221	NM
Preferred dividend income from SMTA	10,802	8,750	2,052	23.5%
Other expense	—	(5,319)	5,319	(100.0)%
Total other income	55,322	45,152	10,170	22.5%
Income from continuing operations before income tax expense	186,767	149,283	37,484	25.1%
Income tax expense	(11,501)	(792)	(10,709)	NM
Income from continuing operations	$ 175,266	$ 148,491	$ 26,775	18.0%

Loss from discontinued operations	$ —	$ (16,439)	$ 16,439	(100.0)%
NM - Percentages over 100% are not displayed.
Revenues
Rental income
We were a net acquirer of income producing real estate for the year ended December 31, 2019, resulting in an increase in our contractual cash rents of 9.7% year-over-year. Included in continuing operations for the year ended December 31, 2019 were acquisitions of 334 properties, with a Real Estate Investment Value of $1.29 billion, and dispositions of 44 properties, with a Real Estate Investment Value of $239.2 million.
Year-over-year, tenant credit issues and vacancies remained low, resulting in no significant changes in rental income. As of both December 31, 2019 and 2018, five of our properties in continuing operations were vacant and not generating rent, representing approximately 0.3% of our owned properties.
Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income was $12.3 million for both the years ended December 31, 2019 and 2018, respectively, and is driven by the tenant reimbursable property costs described below. These amounts represent approximately 2.8% and 3.1% of rental income for the years ended December 31, 2019 and 2018, respectively.
Non-cash rental income primarily consists of straight-line rental revenue and amortization of above- and below-market lease intangibles. Additionally, as a result of adopting ASC 842 on January 1, 2019, bad debt expense is included in rental income on a prospective basis. Non-cash rental income, net of bad debt expense, for the year ended December 31, 2019 was $21.2 million, compared to non-cash rental income of $20.1 million for the year ended December 31, 2018. These amounts represent approximately 4.8% and 5.0% of total rental revenue for the years ended December 31, 2019 and 2018, respectively.
Interest income on loans receivable
In conjunction with the Master Trust 2014 Series 2017-1 notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes. Subsequent to the Spin-Off, this holding was reflected as Investment in Master Trust 2014 on the accompanying consolidated balance sheet. These notes were redeemed in the third quarter of 2019 in conjunction with SMTA’s sale of

Master Trust 2014. As a result of the acceleration of interest received with this redemption, the related interest income year-over-year increased by $0.2 million.
That increase was offset by the repayment of six other loans receivable during the two years ended December 31, 2019, which resulted in a decrease in cash interest income on loans receivable of $0.8 million year-over-year.
Additionally, there was a decrease in cash interest income on the remaining loans receivable of $0.5 million year-over-year as a result of scheduled amortization of the loans. Finally, there was a year-over-year decrease to premium amortization of $0.9 million, primarily as a result of the repayment of one mortgage loan collateralized by 26 properties in April 2018.
Related party fee income
In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provided a management team responsible for implementing SMTA ’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $14.4 million of revenues for the year ended December 31, 2019, compared to $11.7 million in the comparative period. Additionally, under the terms of this agreement, we recognized $0.9 million of stock compensation awarded by SMTA to an employee of Spirit for the year ended December 31, 2019, which was fully offset by $0.9 million in general and administrative expenses. This agreement was terminated in conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, resulting in termination fee income of $48.2 million. Also, in conjunction with the termination of the Asset Management Agreement, the Interim Management Agreement became effective. Pursuant to the Interim Management Agreement, we have agreed to manage and liquidate the remaining SMTA assets for an initial annual fee of $1.0 million. Under this agreement, we recognized $0.3 million of revenues for the year ended December 31, 2019.
Additionally, we provided property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. As a result, for the year ended December 31, 2019, we recognized $5.4 million in income under the terms of the Property Management and Servicing Agreement, compared to $4.2 million in the comparative period. This agreement was terminated in the third quarter of 2019 in conjunction with SMTA’s sale of Master Trust 2014.
Other income
The driver for the decrease in other income was the receipt of the final settlement of $19.7 million in relation to the Company’s claim from 20 properties leased to Haggen at the time of Haggen Operations Holdings, LLC’s bankruptcy in 2015. As a result of this settlement, $19.1 million of other income was recognized in the year ended December 31, 2018, and no comparable income was recognized during the year ended 2019. This decrease year-over-year was partially offset by the receipt of $0.9 million in pre-payment income received in conjunction with SMTA’s early redemption of the Master Trust 2014 notes.
Expenses
General and administrative
Year-over-year general and administrative expenses remained relatively flat. There was a decrease in compensation expenses of $2.0 million, primarily due to severance costs following the departure of two executive officers recognized in the year ended December 31, 2018, and no comparable expense in the year ended December 31, 2019. This was partially offset by $0.9 million in stock compensation awarded by SMTA to an employee of Spirit, which is fully offset in related party fee income.
The remaining decrease in compensation expense was mostly offset by an increase in professional fees year-over-year of $1.5 million, primarily as a result of increased legal, audit and consulting fees, which primarily relate to the increase in acquisition activity, capital markets activity and services provided in conjunction with acting as SMTA’s external manager.
Termination of interest rate swaps
In September 2019, we repaid in full and terminated the A-1 Term Loans and A-2 Term Loans, which were repaid primarily with proceeds from the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes. In conjunction with the term loan payoff, we terminated the interest rate swaps, which were entered into as a hedge against our variable-rate debt and incurred a termination fee of $24.8 million. As we still hold variable rate debt through the 2019 Credit Facility, only $12.5 million of the termination fee was expensed at termination, with the remainder to be amortized over the remaining initial term of the interest rate swaps (see interest below).
Property costs (including reimbursable)
For the year ended December 31, 2019, property costs were $18.6 million (including $14.9 million of tenant reimbursable expenses) compared to $20.4 million, excluding bad debt expense of $0.7 million (including $15.6 million of tenant reimbursable expenses) for the year ended December 31, 2018. As a result of adopting ASC 842 on January 1, 2019, bad debt expense is included in rental income on a prospective basis. As such, reimbursable property costs decreased year-over-year, primarily due to a decrease in reimbursable property taxes. The non-reimbursable costs decreased year-over-year primarily as a result of reduced non-reimbursable insurance and legal expenses, a result of carrying fewer Vacant properties throughout the year ended December 31, 2019 compared to the prior year.
Interest
The increase in interest expense was driven by the issuance of the 2027 Senior Unsecured Notes, 2029 Senior Unsecured Notes and 2030 Senior Unsecured Notes during 2019. Additionally, the 2015 Term Loan was undrawn for the first half of 2018, whereas the A-1 Term Loans were fully drawn in 2019 until their repayment and termination in September 2019, and the A-2 Term Loans were fully drawn from May 2019 until their repayment and termination in September 2019. Further, we entered into interest rate swaps in December 2018 and subsequently terminated those positions in September 2019, resulting in interest expense and amortization of net losses being recognized for the year ended December 31, 2019.
These increases were partially offset by the following:
●	the maturity and repayment of the $402.5 million aggregate principal amount of 2.875% Convertible 2019 Notes on May 15, 2019,

●	the early repayment of the Master Trust 2013 notes on June 20, 2019,

●	the extinguishment of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan in the first quarter of 2019, which had a default interest rate of 9.85%,

●	lower average borrowings outstanding under the 2019 Credit Facility in 2019 compared to the 2015 Credit Facility in the comparative period, and

●	the reduction in the interest expense rate on the 2019 Credit Facility and A-1 Term Loans as a result of our ratings upgrade from S&P in May 2019.

The following table summarizes our interest expense on related borrowings:

	Years Ended December 31,
(In Thousands)	2019	2018
Interest expense – Revolving credit facilities (1)	$5,201	$8,220
Interest expense – Term loans	15,448	6,594
Interest expense – mortgages and notes payable	18,733	26,538
Interest expense – Convertible Notes	17,245	24,509
Interest expense – Senior Unsecured Notes	29,286	13,350
Interest expense – interest rate swaps	972	—
Non-cash interest expense:
Amortization of deferred financing costs	6,289	7,864
Amortization of net losses related to interest rate swaps	858	—
Amortization of debt discount, net	7,028	10,473
Total interest expense	$101,060	$97,548

(1)	Includes facility fees of approximately $2.0 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively.

Depreciation and amortization
While we were a net acquirer during the year ended December 31, 2019 of $1.05 billion of Real Estate Investment Value, depreciation and amortization increased to a lesser degree year-over-year as a result of timing of the acquisition/disposition activity, with most of the acquisitions closing in the second half of 2019. The following table summarizes our depreciation and amortization expense:

	Years Ended December 31,
(In Thousands)	2019	2018
Depreciation of real estate assets	$145,104	$133,759
Other depreciation	570	567
Amortization of lease intangibles	29,791	28,126
Total depreciation and amortization	$175,465	$162,452

Impairment
Impairment charges for the year ended December 31, 2019 were $24.1 million. $5.5 million of the impairment was recorded on Vacant properties, comprised of $4.3 million recorded on four Vacant held for use properties and $1.2 million recorded on three Vacant held for sale properties. The remaining $18.6 million of impairment was recorded on underperforming properties, comprised of $14.7 million recorded on 17 underperforming held for use properties and $3.9 million recorded on ten underperforming held for sale properties.

Impairment charges for the year ended December 31, 2018 were $6.7 million. $1.9 million of the impairment was recorded on Vacant properties, comprised of $1.3 million recorded on three Vacant held for use properties and $0.6 million recorded on one Vacant held for sale property. The remaining $4.8 million of impairment was recorded on underperforming properties, comprised of $4.4 million recorded on 17 underperforming held for use properties and $0.4 million recorded on two underperforming held for sale properties.
(Loss) gain on debt extinguishment
During the year ended December 31, 2019:
●	We recorded a loss on debt extinguishment of $15.0 million primarily as a result of early repayment penalties, when we retired the remaining Master Trust 2013 notes, which had $165.5 million of aggregate principal outstanding and a stated interest rate of 5.27%.

●	We recorded a gain on debt extinguishment of $9.5 million as a result of extinguishing $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property.

●	We recorded a loss on debt extinguishment of $5.3 million as a result of terminating the A-1 Term Loans and A-2 Term Loans, which were repaid primarily with proceeds from the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes.

●	We recorded a loss on debt extinguishment of $2.8 million as a result of terminating $42.4 million principal amount of CMBS indebtedness on one loan, which was secured by 12 properties.

●	We recorded a loss on debt extinguishment of $0.7 million as a result of the termination of the 2015 Credit Agreement and 2015 Term Loan Agreement in conjunction with entering into the 2019 Revolving Credit and Term Loan Agreement.

During the year ended December 31, 2018, we extinguished $195.8 million of Master Trust 2013 notes and CMBS debt and recognized a gain on debt extinguishment of $27.1 million. The gain was primarily attributable to the extinguishment of $56.2 million of CMBS debt related to six defaulted loans on six underperforming properties, which was partially offset by a loss on the extinguishment of the Master Trust 2013 Series 2013-1 notes and make-whole penalties on early pre-payments of Master Trust 2013 Series 2013-2.
Gain on disposition of assets
During the year ended December 31, 2019, we disposed of 44 properties and recorded net gains totaling $58.9 million. There were $69.1 million in net gains on the sale of 23 active properties and $1.5 million in net gains on the sale of 18 Vacant properties. One property was returned to the lender in conjunction with CMBS debt extinguishment and two properties were leasehold interests that were surrendered to the lessors, which did not result in a gain or loss on disposition. Additionally, one building in a multi-tenant property was sold, resulting in a net loss of $11.7 million, and the remaining stand-alone occupied building of this property was retained.
During the year ended December 31, 2018, we disposed of 29 properties and recorded gains totaling $14.6 million. There were $15.5 million in net gains on the sale of 19 active properties. These gains were partially offset by $0.7 million in net losses on the sale of four Vacant properties and $0.2 million in net other losses. There were no gains or losses recorded on the transfer of six properties to lenders.
Preferred dividend income from SMTA
As part of the Spin-Off of SMTA, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the year ended December 31, 2019, we recognized preferred dividend income of $10.8 million from these shares, compared to $8.8 million for the year ended December 31, 2018. In September 2019, in conjunction with SMTA’s sale of Master Trust 2014, SMTA repurchased the preferred shares at their aggregate liquidation preference.
Other expense
We are contingently liable for $5.7 million of debt owed by one of our former tenants. As a result of the former tenant filing for bankruptcy, we recognized $5.3 million of debt guarantee expense in the year ended December 31, 2018 to fully reserve for the contingent liability. No payments have been made in relation to this contingent liability to date.
Income tax expense
Taxable income earned by any of the Company’s TRSs, including from non-REIT activities, is subject to federal, state, and local taxes. As such, income earned by a wholly-owned TRS of Spirit pursuant to the Asset Management Agreement was subject to federal and state income tax. There was an increase in income tax expense year-over-year of $10.7 million, which was primarily a result of the taxable termination fee income of $48.2 million recorded in the third quarter of 2019.

Loss from discontinued operations
Discontinued operations represent the activity related to the assets that were included in the Spin-Off. As such, there is no activity related to discontinued operations for the year ended December 31, 2019.
LIQUIDITY AND CAPITAL RESOURCES
FORWARD EQUITY ISSUANCE
In May 2019, we entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 11.5 million shares of common stock at an initial gross offering price of $41.00 per share, before underwriting discounts and offering expenses. The forward purchasers borrowed and sold an aggregate of 11.5 million shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The forward sale price that the Company received upon physical settlement of the agreements was subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of December 31, 2019, we had settled all 11.5 million of these shares for net proceeds of $448.6 million after giving effect to the adjustments noted above, underwriting discount of $18.9 million and other fees.
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
The ATM Program contemplates that, in addition to the issuance and sale by us of shares of our common stock to or through the agents, we may enter into separate forward sale agreements with one of the agents or one of their respective affiliates (in such capacity, each, a “forward purchaser” and, collectively, the “forward purchasers”). When we enter into a forward sale agreement with any forward purchaser, we expect that such forward purchaser will attempt to borrow from third parties and sell, through the relevant agent, acting as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser’s exposure under such forward sale agreement. We will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller.
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
As of December 31, 2019, 5.2 million shares of our common stock have been sold under the ATM Program. 5.1 million of this activity occurred during the year ended December 31, 2019 for net proceeds of $228.8 million after giving effect to sales agent commissions of $2.9 million and other issuance fees. 3.4 million of the sales were sold by forward purchasers through agents under the ATM Program and pursuant to forward sales agreements. The forward sale price that we received upon physical settlement of the agreements was subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of December 31, 2019, we had settled these 3.4 million shares for net proceeds of $149.0 million after giving effect to the adjustments noted above, sales agent commissions of $1.9 million and other fees. There were no open forward contracts under the ATM Program as of December 31, 2019 and we had remaining capacity to sell common stock having an aggregate gross sales price of up to $264.2 million under the program.
STOCK REPURCHASE PROGRAM
On May 1, 2018, our Board of Directors approved a stock repurchase program, which authorized the repurchase of up to $250.0 million of our common stock. These purchases could be made in the open market or through private transactions from time to time over the 18-month time period following authorization. The stock repurchase program did not obligate us to repurchase any specific number of shares and could be suspended at any time at our discretion. The program expired on November 1, 2019 and no shares were repurchased under this program.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES
On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility, and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our ATM program. As of December 31, 2019, available liquidity was comprised of $683.5 million of borrowing capacity under the 2019 Credit Facility, $11.5 million in restricted cash and restricted cash equivalents and $14.5 million in cash and cash equivalents. We also had remaining capacity to sell common stock having an aggregate gross sales price of up to $264.2 million under our ATM Program as of December 31, 2019.
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
2019 Credit Facility
As of December 31, 2019, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. As of December 31, 2019, $116.5 million of the available gross commitment was drawn. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.
We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the 2019 Facilities Agreements). As of December 31, 2019, there were no subsidiaries that met this requirement.
As of December 31, 2019, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 0.90% and a ratings-based facility fee in the amount of 0.20% per annum. As of December 31, 2019, there were no letters of credit outstanding.
Amounts available for borrowing under the 2019 Credit Facility remained subject to compliance with certain customary restrictive covenants including:
•	Maximum leverage ratio (defined as consolidated total indebtedness of the Company, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00;

•	Minimum fixed charge coverage ratio (defined as EBITDA of the Company, to fixed charges) of 1.50:1.00;

•	Maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness of the Company, net of certain cash and cash equivalents, to total asset value) of 0.50:1:00;

•	Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties, to unsecured interest expense) of 1.75:1.00; and

•	Maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness of the Company, net of certain cash and cash equivalents, to total unencumbered asset value) of 0.60:1:00.

In addition to these covenants, the 2019 Credit Agreement also included other customary affirmative and negative covenants, such as (i) limitation on liens and negative pledges; (ii) transactions with affiliates; (iii) limitation on mergers, consolidations and sales of all or substantially all assets; (iv) maintenance of status as a REIT and listing on any national securities exchange; and (v) material modifications to organizational documents. As of December 31, 2019, the Corporation and the Operating Partnership were in compliance with these covenants.

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
In June 2019, the Operating Partnership issued $400 million aggregate principal of 2029 Senior Unsecured Notes, which are guaranteed by the Company, resulting in net proceeds of $395.9 million. The 2029 Senior Unsecured Notes accrue interest at a rate of 4.00% per year, payable on January 15 and July 15 of each year, with a final maturity date of July 15, 2029.
In September 2019, the Operating Partnership issued $800 million aggregate principal of notes, comprised of the 2027 Senior Unsecured Notes and the 2030 Senior Unsecured Notes, which are guaranteed by the Company. The issuance of $300 million aggregate principal amount of 2027 Senior Unsecured Notes resulted in net proceeds of $297.0 million and the 2027 Senior Unsecured Notes accrue interest at a rate of 3.20% per annum, payable on January 15 and July 15 of each year, with a final maturity date of January 15, 2027. The issuance of $500 million aggregate principal amount of 2030 Senior Unsecured Notes resulted in net proceeds of $494.2 million and the 2030 Senior Unsecured Notes accrue interest at a rate of 3.40% per annum, payable on January 15 and July 15 of each year, and mature on January 15, 2030.
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
The indentures governing the Senior Unsecured Notes subject the Corporation and Operating Partnership to certain customary restrictive covenants that limit their ability to incur additional indebtedness, including:
•	Maximum leverage ratio (defined as consolidated total indebtedness, to total consolidated undepreciated real estate assets plus the Company’s other assets, excluding accounts receivable and non-real estate intangibles) of 0.60:1.00;

•	Minimum unencumbered asset coverage ratio (defined as total consolidated undepreciated real estate assets plus the Company’s other assets, excluding accounts receivable and non-real estate intangibles, to consolidated total unsecured indebtedness) of 1.50:1:00;

•	Maximum secured indebtedness leverage ratio (defined as consolidated total secured indebtedness, to total consolidated undepreciated real estate assets plus the Company’s other assets, excluding accounts receivable and non-real estate intangibles) of 0.40:1.00; and

•	Minimum fixed charge coverage ratio (defined as consolidated income available for debt service, to the annual service charge) of 1.50:1.0.

The indentures governing the Senior Unsecured Notes also include other customary affirmative and negative covenants, including (i) maintenance of the Corporation’s existence; (ii) payment of all taxes, assessments and governmental charges levied against the Corporation; (iii) reporting on financial information; and (iv) maintenance of properties and insurance. As of December 31, 2019, the Corporation and the Operating Partnership were in compliance with these covenants.
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
CMBS
In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants.
As of December 31, 2019, we had five fixed-rate CMBS loans with $218.3 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.47% and a weighted-average maturity of 3.8 years. Approximately 87.2% of this debt is partially amortizing and requires a balloon payment at maturity. The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans as of December 31, 2019 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total
2020	—	—	—	—%	$4,100	$—	$4,100
2021	—	—	—	—	4,365	—	4,365
2022	—	—	—	—	4,617	—	4,617
2023	3	86	5.23%-5.50%	5.46	3,074	197,912	200,986
2024	—	—	—	—	590	—	590
Thereafter	2	2	5.80%-6.00%	5.83	3,610	70	3,680
Total	5	88		5.47%	$20,356	$197,982	$218,338

Related Party Notes Payable
Wholly-owned subsidiaries of Spirit were the borrower on four mortgage loans payable held by SMTA and secured by six single-tenant properties. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, we repaid the four mortgage loans in full, extinguishing the related party mortgage loans payable.
Convertible Notes
The Convertible Notes were comprised of two series of notes: (i) $402.5 million aggregate principal amount of 2.875% convertible notes which matured on May 15, 2019 and (ii) $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. We retired the 2019 Notes at their contractual maturity in cash by drawing on the A-2 Term Loans. Interest on the 2021 Notes is payable semiannually in arrears on May 15 and November 15 of each year. As of December 31, 2019, the carrying amount of the 2021 Notes was $336.4 million, net of discounts (primarily consisting of the value of the embedded conversion feature) and unamortized deferred financing costs.
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
The conversion rate is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2019, the conversion rate was 17.4458 per $1,000 principal note. If we undergo a fundamental change (as defined in the 2021 Notes’ supplemental indenture), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.

Debt Maturities
Future principal payments due on our various types of debt outstanding as of December 31, 2019 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
2019 Credit Facility	$116,500	$—	$—	$—	$116,500	$—	$—
CMBS	218,338	4,100	4,365	4,617	200,986	590	3,680
Convertible Notes	345,000	—	345,000	—	—	—	—
Senior Unsecured Notes	1,500,000	—	—	—	—	—	1,500,000
	$2,179,838	$4,100	$349,365	$4,617	$317,486	$590	$1,503,680

Contractual Obligations
The following table provides information with respect to our commitments, including acquisitions under contract, as of December 31, 2019 (in thousands):

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt - Principal	$2,179,838	$4,100	$353,982	$318,076	$1,503,680
Debt - Interest (1)	550,856	83,895	145,575	119,995	201,391
Acquisitions Under Contract (2)	118,770	118,770	—	—	—
Capital Improvements	29,281	28,061	1,220	—	—
Operating Lease Obligations	8,963	1,262	2,480	2,409	2,812
Total	$2,887,708	$236,088	$503,257	$440,480	$1,707,883

(1)	Debt - Interest has been calculated based on outstanding balances as of December 31, 2019 through their respective maturity dates and excludes unamortized non-cash deferred financing costs of $17.5 million and unamortized debt discount, net of $9.3 million.

(2)	Contracts contain standard cancellation clauses contingent on results of due diligence.

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
CASH FLOWS
In this section, we discuss our cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table presents a summary of our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018	Change
Net cash provided by operating activities	$339,053	$336,365	$2,688
Net cash used in investing activities	(894,999)	(220,462)	(674,537)
Net cash provided by (used in) financing activities	504,548	(153,189)	657,737
Net decrease in cash, cash equivalents and restricted cash	$(51,398)	$(37,286)	$(14,112)

As of December 31, 2019, we had $26.0 million of cash, cash equivalents, and restricted cash as compared to $77.4 million as of December 31, 2018.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The increase in net cash provided by operating activities was primarily attributable to:
●
an increase in cash related party fee revenue received of $52.5 million, which was primarily attributed to the $48.2 million termination fee received in connection with the termination of the Asset Management Agreement as a result of the sale of Master Trust 2014,

●	a decrease in cash interest paid of $44.8 million,

●	a decrease in transaction costs of $21.3 million,

●	an increase in preferred dividends received from SMTA of $9.6 million and

●	a decrease in property costs of $6.1 million.

This increase was partially offset by:
●
a net decrease in cash rental revenue and interest on loans receivable of $66.0 million, which was primarily attributable to a decrease of $100.1 million in cash rental revenue directly related to properties contributed to SMTA in conjunction with the Spin-Off included in prior period operating activities, partially offset by a $34.0 million net increase in cash rental revenue due primarily to acquisitions,

●	termination fee costs of $24.8 million paid for termination of interest rate swaps,

●	a decrease in other income of $19.7 million related to the receipt of the final Haggen settlement during 2018, and

●
an increase in cash taxes paid of $10.7 million, driven primarily by federal income taxes paid on the $48.2 million termination fee received in connection with the termination of the Asset Management Agreement as a result of SMTA’s sale of Master Trust 2014.

Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the year ended December 31, 2019 included $1.3 billion for the acquisition of 334 properties and $47.7 million of capitalized real estate expenditures. These outflows were partially offset by $253.6 million in net proceeds from the disposition of 44 properties, $150.0 million in proceeds from redemption of preferred equity investment in SMTA, $33.5 million in collections of the Master Trust Notes and $11.0 million in collections of principal on loans receivable and real estate assets under direct financing leases.
During the same period in 2018, net cash used in investing activities included funding the acquisition of 21 properties for $257.7 million, capitalized real estate expenditures of $52.4 million, and investment in notes receivable of $35.5 million. These outflows were partially offset by net proceeds of $94.7 million from the disposition of 33 properties and collections of principal on loans receivable and real estate assets under direct financing leases totaling $30.4 million.
Financing Activities
Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.
Net cash provided by financing activities during 2019 was primarily attributable to borrowings of $1.2 billion under senior unsecured notes and net proceeds from the issuance of common stock of $677.4 million. These amounts were partially offset by net payments on the convertible notes, term loans, mortgages and notes payable, and revolving credit facilities of

$402.5 million, $420.0 million, $242.0 million, and $29.8 million, respectively. Additionally, there were debt extinguishment costs of $15.3 million and deferred financing costs of $22.1 million during 2019. Payment of dividends to equity owners during 2019 was $236.9 million, and the common stock share repurchase for employee tax withholdings totaled $2.5 million.
Net cash used in financing activities during 2018 was primarily attributable to the payment of dividends to equity owners of $300.6 million, repayments of $170.5 million in mortgages and notes payable, the transfer of $73.1 million in cash, cash equivalents and restricted cash to SMTA in conjunction with the Spin-Off, and the repurchase of 4,302,125 shares of the Company’s outstanding common stock for $170.6 million, which were partially offset by drawing of the $420 million 2015 Term Loan, mortgages and notes payable borrowings of $104.2 million, and net borrowings of $34.3 million on the 2015 Credit Facility.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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
The objective of our interest rate risk management policy is to match fixed-rate assets with fixed-rate liabilities. As of December 31, 2019, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of December 31, 2019, $2.1 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes, mortgages and notes payable and Convertible Notes, with a weighted average stated interest rate of 3.92%, excluding amortization of deferred financing costs and debt discounts/premiums. As of December 31, 2019, $116.5 million of our indebtedness was variable-rate, consisting of our 2019 Credit Facility, with a stated interest rate of 2.69%. If one-month LIBOR as of December 31, 2019 increased by 12.5 basis points, or 0.125%, the resulting increase in annual interest expense with respect to the $116.5 million outstanding under the variable-rate obligations would impact our future earnings and cash flows by $146 thousand.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of December 31, 2019 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$116,500	$119,802
Mortgages and notes payable, net (1)	216,049	235,253
Convertible Notes, net (1)	336,402	356,602
Senior Unsecured Notes, net (1)	1,484,066	1,543,919

(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Spirit Realty Capital, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit Realty Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 25, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Dallas, Texas
February 25, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Spirit Realty Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of Impairment on Real Estate Investments Held and Used

Description of the Matter
At December 31, 2019, the Company’s real estate investments (land, building, and improvements) held and used totaled $5.0 billion. As discussed in Note 2 to the consolidated financial statements, the Company reviews its real estate investments held and used periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers factors such as expected future undiscounted cash flows, estimated residual value, and market trends (such as the effects of leasing demand and competition) in assessing recoverability of these investments. Key assumptions used in estimating future cash flows and fair values include recently quoted bid or ask prices, sale prices of comparable investments, contractual and comparable market rents, leasing assumptions, capitalization rates, and expectations for the use of the asset. A real estate investment held and used is considered impaired if its carrying value exceeds its estimated undiscounted cash flows, and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value.

Auditing management’s evaluation of impairment on real estate investments held and used is judgmental due to the estimation required in determining undiscounted cash flows that can be generated from the investment and determining estimated fair value when the investment is not deemed recoverable from those estimated future cash flows. In particular, the impairment evaluation is sensitive to the investment’s estimated residual value that is derived from the key assumptions stated above, which can be affected by expectations about future market or economic conditions, demand, and competition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s impairment evaluation process. This included controls over management’s review of the key assumptions underlying the undiscounted cash flows and the fair value determination. To test the Company’s evaluation of impairment of real estate investments, we performed audit procedures that included, among others, testing the key assumptions used by management in its recoverability analysis and in determining the fair value of investments that were impaired. We compared the key assumptions to observable market transaction information published by independent industry research sources to assess whether the assumptions were market supported. We involved a valuation specialist to assist in evaluating the key assumptions listed above. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of key assumptions to evaluate the changes in the valuation of certain properties that would result from changes in the assumptions or using alternative valuation techniques.

In addition, we performed procedures to evaluate the completeness and accuracy of the data utilized in management’s impairment analysis. We also assessed information and events subsequent to the balance sheet date, if any, to corroborate certain of the key assumptions used by management.

Purchase Accounting for Acquisitions of Real Estate Investments

Description of Matter
The Company recorded $1.3 billion in acquisition value of real estate investments during 2019. As discussed in Note 2 to the consolidated financial statements, the Company allocates the purchase price of real estate acquisitions to land, building, improvements, equipment, and intangibles for properties acquired with an in-place lease, based on their relative fair values. The Company considers certain key assumptions to estimate the fair value of the components of the tangible property acquired including comparable market values for land, building, and improvements. The determination of the value of intangible assets and liabilities primarily relates to the contractual lease terms, estimates of the fair market rental rates, discount rates, and estimates of costs to carry and obtain a tenant.

Auditing management’s purchase accounting for the Company’s 2019 acquisitions of real estate investments is complex due to the judgmental nature of numerous assumptions made by management when determining the estimated fair value of the components of the tangible and intangible assets and liabilities acquired.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s real estate investments acquisitions process. This included controls over management’s review of the key assumptions underlying the fair value estimates. To test the Company’s purchase accounting for acquisitions of real estate investments, we performed audit procedures that included, among others, reading the purchase agreements, evaluating the key assumptions and methods used in developing the estimated fair value of real estate acquisitions, and testing the recording of the assets and liabilities acquired.

We evaluated, among other things, the key assumptions listed above, and the underlying data used by the Company in developing the tangible and intangible assets and liabilities. We compared the key assumptions to observable market transaction information published by independent industry research sources to assess whether the assumptions were market supported. We involved valuation specialists to assist in evaluating those assumptions to corroborate them with observable market information or other sources for selected acquisitions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Dallas, Texas
February 25, 2020

Report of Independent Registered Public Accounting Firm
To the Partners of Spirit Realty, L.P. and the Board of Directors of
Spirit Realty Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Realty, L.P. (the Operating Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2016.
Dallas, Texas
February 25, 2020

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31, 2019	December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$1,910,287	$1,632,664
Buildings and improvements	3,840,220	3,125,053

Total real estate investments	5,750,507	4,757,717
Less: accumulated depreciation	(717,097)	(621,456)

	5,033,410	4,136,261
Loans receivable, net	34,465	47,044
Intangible lease assets, net	385,079	294,463
Real estate assets under direct financing leases, net	14,465	20,289
Real estate assets held for sale, net	1,144	18,203

Net investments	5,468,563	4,516,260
Cash and cash equivalents	14,492	14,493
Deferred costs and other assets, net	124,006	156,428
Investment in Master Trust 2014	—	33,535
Preferred equity investment in SMTA	—	150,000
Goodwill	225,600	225,600

Total assets	$5,832,661	$5,096,316

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$116,500	$146,300
Term loans, net	—	419,560
Senior Unsecured Notes, net	1,484,066	295,767
Mortgages and notes payable, net	216,049	463,196
Convertible Notes, net	336,402	729,814

Total debt, net	2,153,017	2,054,637
Intangible lease liabilities, net	127,335	120,162
Accounts payable, accrued expenses and other liabilities	139,060	119,768

Total liabilities	2,419,412	2,294,567
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both December 31, 2019 and December 31, 2018, liquidation preference of $25.00 per share	166,177	166,177
Common stock, $0.05 par value, 175,000,000 shares authorized: 102,476,152 and 85,787,355 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	5,124	4,289
Capital in excess of common stock par value	5,686,247	4,995,697
Accumulated deficit	(2,432,838)	(2,357,255)
Accumulated other comprehensive loss	(11,461)	(7,159)

Total stockholders’ equity	3,413,249	2,801,749

Total liabilities and stockholders’ equity	$5,832,661	$5,096,316

See accompanying notes.
6
2

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	For the Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$438,691	$402,321	$424,260
Interest income on loans receivable	3,240	3,447	3,346
Earned income from direct financing leases	1,239	1,814	2,078
Related party fee income	69,218	15,838	—
Other income	4,039	21,705	1,574

Total revenues	516,427	445,125	431,258
Expenses:
General and administrative	52,424	52,993	54,998
Termination of interest rate swaps	12,461	—	—
Property costs (including reimbursable)	18,637	21,066	28,487
Deal pursuit costs	844	210	1,434
Interest	101,060	97,548	113,394
Depreciation and amortization	175,465	162,452	173,686
Impairments	24,091	6,725	61,597

Total expenses	384,982	340,994	433,596

Other income:
(Loss) gain on debt extinguishment	(14,330)	27,092	579
Gain on disposition of assets	58,850	14,629	42,698
Preferred dividend income from SMTA	10,802	8,750	—
Other expense	—	(5,319)	—

Total other income	55,322	45,152	43,277

Income from continuing operations before income tax expense	186,767	149,283	40,939
Income tax expense	(11,501)	(792)	(511)

Income from continuing operations	175,266	148,491	40,428
(Loss) income from discontinued operations	—	(16,439)	36,720

Net Income	175,266	132,052	77,148
Dividends paid to preferred stockholders	(10,350)	(10,352)	(2,530)

Net income attributable to common stockholders	$164,916	$121,700	$74,618

Net income per share attributable to common stockholders - basic:
Continuing operations	$1.81	$1.59	$0.40
Discontinued operations	—	(0.19)	0.39

Net income per share attributable to common stockholders - basic	$1.81	$1.40	$0.79

Net income per share attributable to common stockholders - diluted:
Continuing operations	$1.81	$1.58	$0.40
Discontinued operations	—	(0.19)	0.39

Net income per share attributable to common stockholders - diluted	$1.81	$1.39	$0.79
Weighted average shares of common stock outstanding:
Basic	90,621,808	86,321,268	93,586,991
Diluted	90,869,312	86,476,449	93,588,560

See accompanying notes.
6
3

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$164,916	$121,700	$74,618
Other comprehensive loss:
Net reclassification of amounts to AOCL	(4,302)	(7,159)	—
Total comprehensive income	$160,614	$114,541	$74,618

See accompanying notes.
6
4

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2016	—	$—	96,725,305	$4,836	$5,177,086	$(1,499,814)	$—	$3,682,108

Net income	—	—	—	—	—	77,148	—	77,148
Dividends declared on preferred stock	—	—	—	—	—	(2,530)	—	(2,530)

Net income available to common stockholders	—	—	—	—	—	74,618	—	74,618
Issuance of preferred stock	6,900,000	166,193	—	—	—	—	—	166,193
Dividends declared on common stock	—	—	—	—	—	(332,402)	—	(332,402)
Tax withholdings related to net stock settlements	—	—	(88,062)	(4)	—	(3,538)	—	(3,542)
Repurchase of common shares	—	—	(7,167,993)	(358)	—	(282,731)	—	(283,089)
Stock-based compensation, net	—	—	304,885	15	16,545	(837)	—	15,723

Balances, December 31, 2017	6,900,000	$166,193	89,774,135	$4,489	$5,193,631	$(2,044,704)	$—	$3,319,609

Net income	—	—	—	—	—	132,052	—	132,052
Dividends declared on preferred stock	—	—	—	—	—	(10,352)	—	(10,352)

Net income available to common stockholders	—	—	—	—	—	121,700	—	121,700
Other comprehensive loss	—	—	—	—	—	—	(7,159)	(7,159)
Cost associated with preferred stock	—	(16)	—	—	—	—	—	(16)
Dividends declared on common stock	—	—	—	—	—	(262,887)	—	(262,887)
Tax withholdings related to net stock settlements	—	—	(57,679)	(3)	—	(2,400)	—	(2,403)
Issuance of shares of common stock, net	—	—	92,458	5	2,967	—	—	2,972
Repurchase of common shares	—	—	(4,244,446)	(212)	—	(167,953)	—	(168,165)
SMTA dividend distribution	—	—	—	—	(216,005)	—	—	(216,005)
Stock-based compensation, net	—	—	222,887	10	15,104	(1,011)	—	14,103

Balances, December 31, 2018	6,900,000	$166,177	85,787,355	$4,289	$4,995,697	$(2,357,255)	$(7,159)	$2,801,749

Net income	—	—	—	—	—	175,266	—	175,266
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	—	(10,350)

Net income available to common stockholders	—	—	—	—	—	164,916	—	164,916
Net reclassification of amounts from AOCL							(4,302)	(4,302)
Dividends declared on common stock	—	—	—	—	—	(236,943)	—	(236,943)
Tax withholdings related to net stock settlements	—	—	(58,445)	(3)	—	(2,539)	—	(2,542)
Issuance of shares of common stock, net	—	—	16,578,423	829	676,361	—	—	677,190
Stock-based compensation, net	—	—	168,819	9	14,268	(1,017)	—	13,260
Other	—	—	—	—	(79)	—	—	(79)

Balances, December 31, 2019	6,900,000	$166,177	102,476,152	$5,124	$5,686,247	$(2,432,838)	$(11,461)	$3,413,249

See accompanying notes.
6
5

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$175,266	$132,052	$77,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,465	197,913	256,019
Impairments	24,091	17,668	102,330
Amortization of deferred financing costs	6,289	9,306	9,896
Amortization of debt discounts	7,028	13,560	13,572
Amortization of deferred losses on interest rate swaps	858	—	—
Loss on termination of interest rate swaps	12,461	—	—
Payment for termination of interest rate swaps	(24,843)	—	—
Stock-based compensation expense	14,277	15,114	16,560
Loss (gain) on debt extinguishment	14,330	(26,729)	1,645
Gain on dispositions of real estate and other assets	(58,850)	(14,355)	(65,106)
Non-cash revenue	(19,943)	(18,878)	(28,439)
Bad debt expense and other	189	2,313	5,913
Changes in operating assets and liabilities:
Deferred costs and other assets, net	2,953	(1,396)	2,866
Accounts payable, accrued expenses and other liabilities	9,482	9,797	1,578

Net cash provided by operating activities	339,053	336,365	393,982
Investing activities
Acquisitions of real estate	(1,295,545)	(257,712)	(279,934)
Capitalized real estate expenditures	(47,652)	(52,390)	(46,100)
Investments in loans receivable	—	(35,450)	(4,995)
Proceeds from redemption of preferred equity investment	150,000	—	—
Collections from investment in Master Trust 2014	33,535	—	—
Collections of principal on loans receivable and real estate assets under direct financing leases	11,037	30,427	12,769
Proceeds from dispositions of real estate and other assets, net	253,626	94,663	472,496

Net cash (used in) provided by investing activities	(894,999)	(220,462)	154,236

6
6

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Financing activities
Borrowings under revolving credit facilities	1,047,200	826,000	940,200
Repayments under revolving credit facilities	(1,077,000)	(791,700)	(914,200)
Borrowings under mortgages and notes payable	—	104,247	618,603
Repayments under mortgages and notes payable	(242,049)	(170,519)	(221,310)
Borrowings under term loans	820,000	420,000	—
Repayments under term loans	(1,240,000)	—	(420,000)
Repayments under Convertible Notes	(402,500)	—	—
Borrowings under Senior Unsecured Notes	1,198,264	—	—
Debt extinguishment costs	(15,277)	(2,968)	(3,305)
Deferred financing costs	(22,105)	(1,981)	(8,255)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	—	(73,081)	—
Sale of SubREIT preferred shares	—	5,000	—
Proceeds from issuance of common stock, net of offering costs	677,428	2,972	—
Proceeds from issuance of preferred stock, net of offering costs	—	(16)	166,193
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(2,541)	(170,568)	(286,631)
Common stock dividends paid	(226,522)	(290,223)	(339,174)
Preferred stock dividends paid	(10,350)	(10,352)	(2,530)

Net cash provided by (used in) financing activities	504,548	(153,189)	(470,409)

Net (decrease) increase in cash, cash equivalents and restricted cash	(51,398)	(37,286)	77,809
Cash, cash equivalents and restricted cash, beginning of period	77,421	114,707	36,898

Cash, cash equivalents and restricted cash, end of period	$26,023	$77,421	$114,707

The following table presents the supplemental cash flow disclosures (in thousands):
Supplemental Disclosures of Non-Cash Activities:	For the Year Ended December 31,
	2019	2018	2017
Distributions declared and unpaid	$64,049	$53,617	$80,792
Relief of debt through sale or foreclosure of real estate properties	10,368	56,119	39,141
Net real estate and other collateral assets sold or surrendered to lender	654	28,271	38,547
Accrued interest capitalized to principal (1)	251	1,967	3,839
Accrued market-based award dividend rights	1,017	1,011	817
Accrued capitalized costs	2,230	695	—
Financing provided in connection with disposition of assets	—	2,888	24,015
Right-of-use lease assets	6,143	—	—
Lease liabilities	6,143	—	—
Reclass of residual value from direct financing lease to operating lease	5,841	4,455	11,088
Investment in preferred shares	—	150,000	—
Non-cash distribution to SMTA, net	—	142,924	—
Derivative changes in fair value	18,593	7,159	—
Supplemental Cash Flow Disclosures:
Cash paid for interest	$73,530	$118,329	$163,623
Cash paid for taxes	11,826	1,099	911

(1)	Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

See accompanying notes.
6
7

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit and Per Unit Data)

	December 31, 2019	December 31, 2018
Assets
Investments:
Real estate investments:
Land and improvements	$1,910,287	$1,632,664
Buildings and improvements	3,840,220	3,125,053

Total real estate investments	5,750,507	4,757,717
Less: accumulated depreciation	(717,097)	(621,456)

	5,033,410	4,136,261
Loans receivable, net	34,465	47,044
Intangible lease assets, net	385,079	294,463
Real estate assets under direct financing leases, net	14,465	20,289
Real estate assets held for sale, net	1,144	18,203

Net investments	5,468,563	4,516,260
Cash and cash equivalents	14,492	14,493
Deferred costs and other assets, net	124,006	156,428
Investment in Master Trust 2014	—	33,535
Preferred equity investment in SMTA	—	150,000
Goodwill	225,600	225,600

Total assets	$5,832,661	$5,096,316

Liabilities and partners’ capital
Liabilities:
Revolving credit facilities	$116,500	$146,300
Term loans, net	—	419,560
Senior Unsecured Notes, net	1,484,066	295,767
Mortgages and notes payable, net	216,049	463,196
Notes Payable to Spirit Realty Capital, Inc., net	336,402	729,814

Total debt, net	2,153,017	2,054,637
Intangible lease liabilities, net	127,335	120,162
Accounts payable, accrued expenses and other liabilities	139,060	119,768

Total liabilities	2,419,412	2,294,567
Commitments and contingencies (see Note 6)
Partners’ Capital
General partner’s common capital, 797,644 units issued and outstanding as of both December 31, 2019 and December 31, 2018	22,389	23,061
Limited partners’ preferred capital: 6,900,000 units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	166,177	166,177
Limited partners’ common capital: 101,678,508 and 84,989,711 units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	3,224,683	2,612,511

Total partners’ capital	3,413,249	2,801,749

Total liabilities and partners’ capital	$5,832,661	$5,096,316

See accompanying notes.
6
8

SPIRIT REALTY, L.P.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$438,691	$402,321	$424,260
Interest income on loans receivable	3,240	3,447	3,346
Earned income from direct financing leases	1,239	1,814	2,078
Related party fee income	69,218	15,838	-
Other income	4,039	21,705	1,574

Total revenues	516,427	445,125	431,258
Expenses:
General and administrative	52,424	52,993	54,998
Termination of interest rate swaps	12,461	-	-
Property costs (including reimbursable)	18,637	21,066	28,487
Deal pursuit costs	844	210	1,434
Interest	101,060	97,548	113,394
Depreciation and amortization	175,465	162,452	173,686
Impairments	24,091	6,725	61,597

Total expenses	384,982	340,994	433,596

Other income:
(Loss) gain on debt extinguishment	(14,330)	27,092	579
Gain on disposition of assets	58,850	14,629	42,698
Preferred dividend income from SMTA	10,802	8,750	-
Other expense	—	(5,319)	-

Total other income	55,322	45,152	43,277
Income from continuing operations before income tax expense	186,767	149,283	40,939
Income tax expense	(11,501)	(792)	(511)

Income from continuing operations	175,266	148,491	40,428
(Loss) income from discontinued operations	—	(16,439)	36,720

Net income	175,266	132,052	77,148
Preferred distributions	(10,350)	(10,352)	(2,530)

Net income after preferred distributions	$164,916	$121,700	$74,618

Net income attributable to the general partner:
Continuing operations	$1,450	$1,270	$353
Discontinued operations	—	(151)	304

Net income attributable to the general partner	$1,450	$1,119	$657
Net income attributable to the limited partners:
Continuing operations	$173,816	$147,221	$40,075
Discontinued operations	—	(16,288)	36,416

Net income attributable to the limited partners	$173,816	$130,933	$76,491

See accompanying notes.
6
9

SPIRIT REALTY, L.P.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Net income per partnership unit - basic:
Continuing operations	$1.81	$1.59	$0.40
Discontinued operations	—	(0.19)	0.39

Net income per partnership unit - basic	$1.81	$1.40	$0.79

Net income per partnership unit - diluted:
Continuing operations	$1.81	$1.58	$0.40
Discontinued operations	—	(0.19)	0.39

Net income per partnership unit - diluted	$1.81	$1.39	$0.79

Weighted average partnership units outstanding:
Basic	90,621,808	86,321,268	93,586,991
Diluted	90,869,312	86,476,449	93,588,560

SPIRIT REALTY, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income after preferred distributions	$164,916	$121,700	$74,618
Other comprehensive loss:
Net reclassification of amounts to AOCL	(4,302)	(7,159)	—

Total comprehensive income	$160,614	$114,541	$74,618

See accompanying notes.
7
1

SPIRIT REALTY, L.P.
Consolidated Statements of Partners’ Capital
(In Thousands, Except Unit Data)

	Preferred Units		Common Units				Total

	Limited Partners’ Capital (2)		General Partner’s Capital (1)		Limited Partners’ Capital (2)		Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2016	—	$—	797,644	$26,586	95,927,661	$3,655,522	$3,682,108
Net income	—	—	—	657	—	76,491	77,148

Partnership distributions declared on preferred units	—	—	—	—	—	(2,530)	(2,530)

Net income after preferred distributions		—		657		73,961	74,618
Issuance of common units, net	6,900,000	166,193	—	—	—	—	166,193
Partnership distributions declared on common units	—	—	—	(2,817)	—	(329,585)	(332,402)
Tax withholdings related to net settlement of common units	—	—	—	—	(88,062)	(3,542)	(3,542)
Repurchase of common units	—	—	—	—	(7,167,993)	(283,089)	(283,089)
Stock-based compensation, net	—	—	—	—	304,885	15,723	15,723

Balances, December 31, 2017	6,900,000	$166,193	797,644	$24,426	88,976,491	$3,128,990	$3,319,609

Net income	—	—	—	$1,119	—	$130,933	$132,052
Partnership distributions declared on preferred units	—	—	—	—	—	(10,352)	(10,352)

Net income after preferred distributions		—		1,119		120,581	121,700
Other comprehensive loss	—	—	—	(66)	—	(7,093)	(7,159)
Partnership distributions declared on common units	—	—	—	(2,418)	—	(260,469)	(262,887)
Tax withholdings related to net settlement of common units	—	—	—	—	(57,679)	(2,403)	(2,403)
Issuance of common units, net	—	(16)	—	—	92,458	2,972	2,956
Repurchase of common units	—	—	—	—	(4,244,446)	(168,165)	(168,165)
SMTA dividend distribution	—	—	—	—	—	(216,005)	(216,005)
Stock-based compensation, net	—	—	—	—	222,887	14,103	14,103

Balances, December 31, 2018	6,900,000	$166,177	797,644	$23,061	84,989,711	$2,612,511	$2,801,749

Net income	—	—	—	1,450	—	173,816	175,266
Partnership distributions declared on preferred units	—	—	—	—	—	(10,350)	(10,350)
Net income after preferred distributions		—		1,450		163,466	164,916
Net reclassification of amounts from AOCL	—	—	—	(38)	—	(4,264)	(4,302)
Partnership distributions declared on common units	—	—	—	(2,083)	—	(234,860)	(236,943)
Tax withholdings related to net settlement of common units	—	—	—	—	(58,445)	(2,542)	(2,542)
Issuance of common units, net	—	—	—	—	16,578,423	677,190	677,190
Stock-based compensation, net	—	—	—	—	168,819	13,260	13,260
Other	—	—	—	(1)	—	(78)	(79)

Balances, December 31, 2019	6,900,000	$166,177	797,644	$22,389	101,678,508	$3,224,683	$3,413,249

(1)	Consists of general partnership interests held by Spirit General OP Holdings, LLC.
(2)	Consists of limited partnership interests held by Spirit Realty Capital, Inc. and Spirit Notes Partner, LLC.
See accompanying notes.
7
2

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$175,266	$132,052	$77,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,465	197,913	256,019
Impairments	24,091	17,668	102,330
Amortization of deferred financing costs	6,289	9,306	9,896
Amortization of debt discounts	7,028	13,560	13,572
Amortization of deferred losses on interest rate swaps	858	—	—
Loss on termination of interest rate swaps	12,461	—	—
Payment for termination of interest rate swaps	(24,843)	—	—
Stock-based compensation expense	14,277	15,114	16,560
Loss (gain) on debt extinguishment	14,330	(26,729)	1,645
Gain on dispositions of real estate and other assets	(58,850)	(14,355)	(65,106)
Non-cash revenue	(19,943)	(18,878)	(28,439)
Bad debt expense and other	189	2,313	5,913
Changes in operating assets and liabilities:
Deferred costs and other assets, net	2,953	(1,396)	2,866
Accounts payable, accrued expenses and other liabilities	9,482	9,797	1,578

Net cash provided by operating activities	339,053	336,365	393,982
Investing activities
Acquisitions of real estate	(1,295,545)	(257,712)	(279,934)
Capitalized real estate expenditures	(47,652)	(52,390)	(46,100)
Investments in loans receivable	—	(35,450)	(4,995)
Proceeds from redemption of preferred equity investment	150,000	—	—
Collections from investment in Master Trust 2014	33,535	—	—
Collections of principal on loans receivable and real estate assets under direct financing leases	11,037	30,427	12,769
Proceeds from dispositions of real estate and other assets, net	253,626	94,663	472,496

Net cash (used in) provided by investing activities	(894,999)	(220,462)	154,236

7
3

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended December 31,
	2019	2018	2017
Financing activities
Borrowings under revolving credit facilities	1,047,200	826,000	940,200
Repayments under revolving credit facilities	(1,077,000)	(791,700)	(914,200)
Borrowings under mortgages and notes payable	—	104,247	618,603
Repayments under mortgages and notes payable	(242,049)	(170,519)	(221,310)
Borrowings under term loans	820,000	420,000	—
Repayments under term loans	(1,240,000)	—	(420,000)
Repayments under Convertible Notes	(402,500)	—	—
Borrowings under Senior Unsecured Notes	1,198,264	—	—
Debt extinguishment costs	(15,277)	(2,968)	(3,305)
Deferred financing costs	(22,105)	(1,981)	(8,255)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	—	(73,081)	—
Sale of SubREIT preferred shares	—	5,000	—
Proceeds from issuance of common stock, net of offering costs	677,428	2,972	—
Proceeds from issuance of preferred stock, net of offering costs	—	(16)	166,193
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(2,541)	(170,568)	(286,631)
Common distributions paid	(226,522)	(290,223)	(339,174)
Preferred distributions paid	(10,350)	(10,352)	(2,530)

Net cash provided by (used in) financing activities	504,548	(153,189)	(470,409)

Net (decrease) increase in cash, cash equivalents and restricted cash	(51,398)	(37,286)	77,809
Cash, cash equivalents and restricted cash, beginning of period	77,421	114,707	36,898

Cash, cash equivalents and restricted cash, end of period	$26,023	$77,421	$114,707

The following table presents the supplemental cash flow disclosures (in thousands):

Supplemental Disclosures of Non-Cash Activities:	For the Year Ended December 31,
	2019	2018	2017
Distributions declared and unpaid	$64,049	$53,617	$80,792
Relief of debt through sale or foreclosure of real estate properties	10,368	56,119	39,141
Net real estate and other collateral assets sold or surrendered to lender	654	28,271	38,547
Accrued interest capitalized to principal (1)	251	1,967	3,839
Accrued market-based award dividend rights	1,017	1,011	817
Accrued capitalized costs	2,230	695	—
Financing provided in connection with disposition of assets	—	2,888	24,015
Right-of-use lease assets	6,143	—	—
Lease liabilities	6,143	—	—
Reclass of residual value from direct financing lease to operating lease	5,841	4,455	11,088
Investment in preferred shares	—	150,000	—
Non-cash distribution to SMTA, net	—	142,924	—
Derivative changes in fair value	18,593	7,159	—
Supplemental Cash Flow Disclosures:
Cash paid for interest	$73,530	$118,329	$163,623
Cash paid for taxes	11,826	1,099	911

(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

See accompanying notes.
7
4

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
December 31, 2019
NOTE 1. ORGANIZATION
Organization and Operations
Spirit Realty Capital, Inc. (the “Corporation” or “Spirit” or, with its consolidated subsidiaries, the “Company”) operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the U.S. that is generally leased on a long-term, triple-net basis to tenants operating within retail, industrial, office and other property types. Single tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.
The Company’s operations are generally carried out through Spirit Realty, L.P. (the “Operating Partnership”) and its subsidiaries. Spirit General OP Holdings, LLC, one of the Corporation’s wholly-owned subsidiaries, is the sole general partner and owns approximately
1
% of the Operating Partnership. The Corporation and a wholly-owned subsidiary (Spirit Notes Partner, LLC) are the only limited partners and together own the remaining
99
% of the Operating Partnership.
On May 31, 2018, the Company completed the spin-off (the “Spin-Off”) of the assets that collateralized Master Trust 2014, properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, Spirit MTA REIT (“SMTA”). For periods prior to the Spin-Off, the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations.
The Company formed Spirit Realty AM Corporation (“SRAM”), a wholly-owned taxable REIT subsidiary on March 28, 2018. The rights and obligations of the Asset Management Agreement were transferred to SRAM on April 1, 2019. The Company allocates personnel and other general and administrative costs to SRAM for management services provided to SMTA
.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared on the accrual basis of accounting, in accordance with GAAP. The consolidated financial statements of the Company include the accounts of the Corporation and its wholly-owned subsidiaries. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The consolidated financial statements of the Operating Partnership include the accounts of the Operating Partnership and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company also consolidates a variable interest entity (“VIE”) when the Company is determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements and other contractual arrangements. The Company evaluated SMTA under ASC 810
Consolidation
at the time of Spin-Off and quarterly thereafter until the third quarter of 2019. In the third quarter of 2019, the Company concluded that it no longer had variable interests in SMTA. Control of SMTA is therefore evaluated under the voting interest model and does not require consolidation by the Company.
All expenses incurred by the Company have been allocated to the Operating Partnership in accordance with the Operating Partnership’s first amended and restated agreement of limited partnership, which management determined to be a reasonable method of allocation. Therefore, expenses incurred would not be materially different if the Operating Partnership had operated as an unaffiliated entity.
These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of December 31, 2019 and 2018, net assets totaling $
0.38
billion and $0.90 billion, respectively, were held, and net liabilities totaling $
0.23
billion and $0.48 billion,
7
5

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.
Discontinued Operations
A discontinued operation represents: (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results or (ii) an acquired business that is classified as held for sale on the date of acquisition. Examples of a strategic shift include disposing of: (i) a separate major line of business, (ii) a separate major geographic area of operations, or (iii) other major parts of the Company. The Company determined that the Spin-Off represented a strategic shift that had a major effect on the Company’s results and, therefore, SMTA’s operations qualify as discontinued operations. See Note 12 for further discussion of discontinued operations.
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
Real Estate Investments
Purchase Accounting and Acquisition of Real Estate
When acquiring a property, the purchase price (including acquisition and closing costs) is allocated to land, building, improvements and equipment based on their relative fair values. The Company considers several assumptions to estimate the fair value of the components of the tangible property acquired including market assumptions for land, building and improvements. The determination of the intangible assets and liabilities primarily relate to the contractual lease terms, estimates of the fair market rental rates, discount rates, and estimates of costs to carry and obtain a tenant. For properties acquired with in-place leases, the purchase price of real estate is allocated to the tangible and intangible assets and liabilities acquired based on their relative fair values. In making estimates of fair values for this purpose, a number of sources are used, including independent appraisals and information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.
Carrying Value of Real Estate Investments
The Company’s real estate properties are recorded at cost and depreciated using the straight-line method over the estimated remaining useful lives of the properties, which generally range from 20 to 50 years for buildings and improvements and from 5 to 20 years for land improvements. Properties classified as held for sale are not depreciated. Properties classified as held for sale are recorded at the lower of their carrying value or their fair value, less anticipated selling costs.
Held for Sale
The Company is continually evaluating the portfolio of real estate assets and may elect to dispose of assets considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, and tenant operation type (e.g., industry, sector, or concept/brand). Real estate assets held for sale are expected to be sold within twelve months.
Lease Intangibles
Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. For real estate acquired subject to existing lease agreements, in-place lease intangibles are valued based on the Company’s estimate of costs related to acquiring a tenant and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of
7
6

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease and, in certain instances, over the renewal period.
Direct Financing Leases
For real estate property leases classified as direct financing leases, the building portion of the lease is accounted for as a direct financing lease, while the land portion is accounted for as an operating lease when certain criteria are met. For direct financing leases, the Company records an asset which represents the net investment that is determined by using the aggregate of the total amount of future minimum lease payments, the estimated residual value of the leased property and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed annually, represent the estimated amount the Company expects to receive at lease termination from the disposition of the leased property. Actual residual values realized could differ from these estimates. The Company evaluates the collectability of future minimum lease payments on each direct financing lease primarily through the evaluation of payment history and the underlying creditworthiness of the tenant. There were no amounts past due as of December 31, 2019 and 2018. The Company’s direct financing leases are evaluated individually for the purpose of determining if an allowance is needed. Any write-down of an estimated residual value is recognized as an impairment loss in the current period with earned income adjusted prospectively. There were no impairment losses on direct financing leases during the years ended December 31, 2019, 2018 or 2017.
Impairments
The Company reviews its real estate investments and related lease intangibles periodically for indicators of impairment,

including
, but not limited
to
:
 the asset being held for sale, vacant or
non-operating,
tenant bankruptcy or delinquency, and leases expiring in 60 days or less. For assets with indicators of impairment, the Company then evaluates if its carrying amount may not be recoverable. The Company considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows.
Impairment is then calculated as the amount by which the carrying value exceeds the estimated fair value, or for assets held for sale, as the amount by which the carrying value exceeds fair value less costs to sell. Estimating fair values is highly subjective and such estimates could differ materially from actual results. Key assumptions used in estimating fair values include, but are not limited to: signed purchase and sale agreements or letters of intent; recently quoted bid or ask prices, or market prices for comparable properties; estimates of residual values, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, expenses based upon market conditions and capitalization rates; and expectations for the use of the real estate.
Gain or Loss on Disposition of Assets
When real estate properties are disposed of, the related net book value of the properties is
 removed and a gain or loss on disposition is recognized in our consolidated statements of operations as the difference between the proceeds from the disposition, net of any costs to sell, and the net book value. As leasing is the Company’s primary activity, the Company determined that its sales of real estate, which are nonfinancial assets, are sold to noncustomers and fall within the scope of ASC 610-20. The full gain or loss on the disposition of real estate properties is recognized at time of sale provided that the Company (i) has no controlling financial interest in the real estate and (ii) has no continuing interest or obligation with respect to the disposed real estate.
Revenue Recognition
Rental Income: Cash and Straight-line Rent
The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. For the majority of our operating leases at December 31, 2019, the lease includes one or more options to extend, typically for a period of five to ten years per renewal option. Excluding Walgreen Co., less than 1% of the Company’s operating leases at December 31, 2019 include an option to terminate. Walgreen Co. leases are generally for fifty years or more with several five-year termination periods after an initial non-cancellable term. For less than 8% of operating leases at December 31, 2019, the lease includes an option to purchase, where the purchase option is generally determined based on fair market value of the underlying property. The Company does not include any of these options in its evaluation for lease classification purposes or for recognizing rental income unless the Company is reasonably certain the tenant will exercise the option.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
Another component of lease classification that requires judgment is the amount expected to be derived from the property at the end of the lease term. For acquisitions, the Company assumes a value that is equal to net book value of the property at the date of the assessment, as the Company generally expects fair value to be equal to or greater than net book value. Generally, for lease modifications, the Company uses sales comparables or a direct capitalization approach to determine fair value. The Company seeks to protect residual value through its underwriting of acquisitions, incorporating the proprietary Spirit Property Ranking Model which is real estate centric. Once a property is acquired, the lessee is responsible for maintenance of the property, including insurance protecting any damage to the property. To further protect residual value, the Company supplements the tenant insurance policy with a master policy covering all properties owned by the Company. As an active manager, the Company will occasionally invest in capital improvements on properties, re-lease properties to new tenants or extend lease terms to protect residual value.
Some of the Company’s leases also provide for contingent rent based on a percentage of the tenant’s gross sales. For contingent rentals that are based on a percentage of the tenant’s gross sales, the Company recognizes contingent rental revenue when the change in the factor on which the contingent lease payment is based actually occurs.
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
For leases that have contingent rent escalators indexed to future increases in the CPI, they may adjust over a one -year period or over multiple-year periods. Typically, these CPI-based escalators increase rent at a multiple of any increase in the CPI over a specified period. Because of the volatility and uncertainty with respect to future changes in the CPI and the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases, increases in rental revenue from leases with this type of escalator are recognized when the changes in the rental rates have occurred.
Rental income is subject to an evaluation for collectability, which includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience, as well as the tenant’s payment history and financial condition. The Company records a provision for losses against rental income for amounts that are not probable of collection.
Rental Income: Tenant Reimbursement Revenue
Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Certain leases contain additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, which are non-lease components. The Company has elected to combine all its non-lease components, which were determined to have the same pattern of transfer as the related operating lease component, into a single combined lease component. Tenant reimbursement revenue is variable and is recognized as revenue in the period in which the related expenses are incurred, with the related expenses included in property costs (including reimbursable) on the Company’s consolidated statements of operations. Tenant reimbursements are recorded on a gross basis in instances when our tenants reimburse us for property costs which we incur. Tenant receivables are carried net of the allowances for amounts that are not probable of collection.
Rental Income: Intangible Amortization
Initial direct costs associated with the origination of a lease are deferred and amortized over the related lease term as an adjustment to rental revenue. In-place lease intangibles are amortized on a straight-line basis over the remaining term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining term of the respective leases as a decrease in rental revenue and below-market lease intangibles are amortized as an increase to rental revenue over the remaining term of the respective leases. The remaining term includes the initial term of the lease, but may also include the renewal periods if the Company believes it is reasonably certain the tenant will exercise the renewal option. If the Company subsequently determines it is reasonably certain the tenant will not exercise the renewal option, the unamortized portion of any related lease intangible is accelerated over the remaining initial term of the lease. If the Company believes the intangible balance is no longer recoverable, the unamortized portion of any related lease intangible is immediately recognized in impairments in the Company’s consolidated statements of operations.
7
8

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
Other Income: Lease Termination Fees
Lease termination fees are included in other income on the Company’s consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met. The Company recorded lease termination fees of $0.4 million, $0.3 million and $5.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Loans Receivable
Loans receivable consists of mortgage loans, net of premium, and notes receivables. Interest on loans receivable is recognized using the effective interest rate method.
Impairment and Allowance for Loan Losses
The Company periodically evaluates the collectability of its loans receivable, including accrued interest, by analyzing the underlying property-level economics and trends, collateral value and quality, and other relevant factors in determining the adequacy of its allowance for loan losses. A loan is determined to be impaired when, in management’s judgment based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific allowances for loan losses are provided for impaired loans on an individual loan basis in the amount by which the carrying value exceeds the estimated fair value of the underlying collateral less disposition costs. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted. There were no allowances for loan losses as of either December 31, 2019 or December 31, 2018.
A loan is placed on non-accrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received. No loans receivable were on non-accrual status as of either December 31, 2019 or December 31, 2018.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments. Restricted cash is classified within deferred costs and other assets, net in the accompanying consolidated balance sheets. Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$14,492	$14,493	$8,798
Restricted cash:
Collateral deposits (1)	347	351	1,751
Tenant improvements, repairs, and leasing commissions (2)	10,877	9,093	8,257
Master Trust Release (3)	—	7,412	85,703
Liquidity reserve (4)	—	—	5,503
1031 Exchange proceeds, net	—	45,042	—
Other (5)	307	1,030	4,695

Total cash, cash equivalents and restricted cash	$26,023	$77,421	$114,707

(1)	Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.

(2)	Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.

(3)
Proceeds from the sale of assets pledged as collateral under either Master Trust 2013 or Master Trust 2014, which were held on deposit until a qualifying substitution was made or the funds were applied as prepayment of principal. The Master Trust 2014 notes were included in the Spin-Off to SMTA. The Master Trust 2013 notes were extinguished in June 2019. See Note 4 for additional detail.

(4)
Liquidity reserve cash was placed on deposit for Master Trust 2014 and held unless there was a cashflow shortfall or upon achieving certain performance criteria, as defined in the agreements governing Master Trust 2014, or a liquidation of Master Trust 2014 occurred. The Master Trust 2014 were included in the Spin-Off to SMTA.

(5)	Funds held in lender-controlled accounts released after scheduled debt service requirements are met.

Allowance for Doubtful Accounts
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability

7
9

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $3.8 million and $4.9 million at December 31, 2019 and 2018, respectively, against accounts receivable balances of $11.4 million and $12.4 million, respectively. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.
For receivable balances related to the straight-line method of reporting rental revenue, the collectability is assessed in conjunction with the evaluation of rental income as described above. The Company has a reserve for losses of $0.4 million and $1.1 million at December 31, 2019 and 2018, respectively, against straight-line rent receivables of $84.0 million and $69.4 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Preferred equity investment in SMTA
On September 20, 2019, in conjunction with SMTA’s sale of Master Trust 2014, the SMTA Preferred Stock was repurchased by SMTA and all accrued but unpaid dividends were collected. Dividends from the preferred equity investment in SMTA were recognized when dividends were declared and reflected as preferred dividend income from SMTA in the consolidated statements of operations. See Note 11 for further discussion of the repurchase of the SMTA Preferred Stock.
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
The Company adopted ASU 2017-01,
Business Combinations (Topic 805): Clarifying the Definition of a Business,
on January 1, 2017 on a prospective basis. Under this guidance, dispositions of properties generally do not qualify as a disposition of a business and therefore no allocation of goodwill occurs when determining gain or loss on sale. The Spin-Off of SMTA during the year ended December 31, 2018 did qualify as a disposition of a business, resulting in a reduction in goodwill. See Note 12 for additional discussion.
The following table presents a reconciliation of the Company’s goodwill (in thousands):

Consolidated
Balance as of December 31, 2016	$254,340
Goodwill allocated to dispositions of a business	—

Balance as of December 31, 2017	254,340
Goodwill allocated to dispositions of a business (Spin-Off of SMTA)	(28,740)

Balance as of December 31, 2018	225,600
Goodwill allocated to dispositions of a business	—

Balance as of December 31, 2019	$225,600

Accounting for Derivative Financial Instruments and Hedging Activities
The Company may utilize derivative instruments such as interest rate swaps and caps for purposes of hedging exposures to fluctuations in interest rates associated with certain of its financing transactions. At the inception of a hedge transaction, the Company enters into a contractual arrangement with the hedge counterparty and formally documents the relationship between the derivative instrument and the financing transaction being hedged, as well as its risk management objective and strategy for undertaking the hedge transaction. The fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the derivative instrument has been highly effective in offsetting changes in cash flows of the related financing transaction and whether it is expected to be highly effective in the future. The Company recognizes the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in other comprehensive (loss) income. The amounts recorded in other comprehensive (loss) income will subsequently be reclassified to earnings when the hedged item affects earnings.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
Income Taxes
The Corporation has elected to be taxed as a REIT under the Code. As a REIT, the Corporation generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of the Company’s assets, the amounts distributed to the Corporation’s stockholders, and the ownership of Corporation stock. Management believes the Corporation has qualified and will continue to qualify as a REIT and, therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Corporation qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.
Taxable income earned by any of the Company’s taxable REIT subsidiaries, including from non-REIT activities, is subject to federal, state, and local taxes. The rights and obligations of the Asset Management Agreement were transferred to SRAM, a wholly-owned taxable REIT subsidiary of Spirit, on April 1, 2019. Accordingly, commencing from April 1, 2019, all of the asset management fees, including the termination fee income, were subject to income tax. See Note 13 for additional discussion.
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
Earnings Per Share and Unit
The Company’s unvested restricted common stock, which contains non-forfeitable rights to receive dividends, are considered participating securities requiring the two-class method of computing earnings per share and unit. Under the two class method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on their respective weighted average shares outstanding during the period. Under the terms of the Amended Incentive Award Plan and the related restricted stock awards (see Note 9), losses are not allocated to participating securities including undistributed losses as a result of dividends declared exceeding net income. The Company uses income or loss from continuing operations as the basis for determining whether potential common shares are dilutive or anti-dilutive and undistributed net income or loss as the basis for determining whether undistributed earnings are allocable to participating securities.
Forward Equity Sale Agreements
The Company may enter into forward sale agreements for the sale and issuance of shares of our common stock, either through an underwritten public offering or through our ATM Program. Before any issuance of shares of our common stock to physically settle a forward sale agreement, such forward sale agreement will be reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of our common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of our common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to physical settlement or net share settlement of a forward sale agreement, there will be no dilutive effect on our earnings per share except during periods when the average market price of our common stock is above the per share forward sale price specified in the forward sale agreement. However, if we decide to physically settle or net share settle the forward sale agreement, delivery of our shares on any physical settlement or net share settlement of the forward sale agreement will result in dilution to our earnings per share.
Unaudited Interim Information
The consolidated quarterly financial data in Note 14 is unaudited. In the opinion of management, this financial information reflects all adjustments necessary for a fair presentation of the respective interim periods. All such adjustments are of a normal recurring nature.
8
1

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
New Accounting Pronouncements
In February 2016, the FASB issued ASU
2016-02,
 Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU
2016-02
requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Leases pursuant to which the Company is the lessee consist of its corporate office, ground leases and equipment leases. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and as such, the Company adopted ASU
2016-02
effective January 1, 2019. ASU
2016-02
requires a modified retrospective approach for all leases existing at, or entered after, the date of initial application, with an option to elect to use certain transition relief as follows:
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

rental income on a prospective basis, compared to property costs (including reimbursable) for periods prior to January 1, 2019. Bad debt expense was $
0.3
million for the year ended December 31, 2019. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity.

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
components related to tenant reimbursement and concluded that the leasing component is the predominant component.

•	The Company elected not to use the hindsight expedient, which would require the re-evaluation of the lease term on all leases using current facts and circumstances.

As a lessee, the Company recognized the
right-of-use
lease assets and lease liabilities for our operating leases of $6.4 million and $8.6 million, respectively, on January 1, 2019, which are included in deferred costs and other assets, net and accounts payable, accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheet. As a lessor, our recognition of rental income remained materially consistent with previous guidance, apart from expanded disclosure requirements. As such, the Company concludes that the overall impact of the ASU had no material impact on the Company’s reported revenues, results of operations or financial position.
In June 2016, the FASB issued ASU
2016-13,
Measurement of Credit Losses on Financial Instruments
, which requires more timely recognition of credit losses associated with financial assets. ASU
2016-13
requires financial assets (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. ASU
2016-13
is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Per the subsequently issued ASU 2018-19, receivables arising from operating leases are not within the scope of ASU 2016-13. As such, the Company does not expect its impact to be material to the Company’s reported revenues, results of operations or financial position.
NOTE 3. INVESTMENTS
Real Estate Investments
As of December 31, 2019, the Company’s gross investment in real estate properties and loans totaled approximately $6.2 billion, representing investments in 1,795 properties, including 43 properties securing mortgage loans. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and the carrying amount of loans receivable, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 48 states with Texas, at 11.5%, as the only state with a Real Estate Investment Value greater than 10.0% of the Real Estate Investment Value of the Company’s entire portfolio.
8
2

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

Owned Properties
During the years ended December 31, 2019 and 2018, the Company had the following real estate activity, net of accumulated depreciation and
amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sa l e	Total	Held in Use	Held fo r Sale	Total
Gross balance, December 31, 2017	2,377	15	2,392	$7,770,466	$52,592	$7,823,058
Acquisitions/improvements (1)	21	—	21	308,985	—	308,985
Dispositions of real estate (2)	(43)	(9)	(52)	(87,753)	(39,208)	(126,961)
Transfers to Held for Sale	(9)	9	—	(47,725)	47,725	—
Transfers from Held for Sale	7	(7)	—	26,899	(26,899)	—
Impairments	—	—	—	(16,679)	(989)	(17,668)
Write-off of gross lease intangibles	—	—	—	(54,820)	—	(54,820)
Other	—	—	—	(955)	—	(955)
Spin-off to SMTA	(894)	(5)	(899)	(2,843,895)	(11,157)	(2,855,052)
Gross balance, December 31, 2018	1,459	3	1,462	5,054,523	22,064	5,076,587
Acquisitions/improvements (1)	334	—	334	1,344,843	—	1,344,843
Dispositions of real estate (2)(3)	(16)	(28)	(44)	(98,327)	(140,909)	(239,236)
Transfers to Held for Sale	(27)	27	—	(128,396)	128,396	—
Transfers from Held for Sale	—	—	—	—	—	—
Impairments	—	—	—	(18,974)	(5,117)	(24,091)
Write-off of gross lease intangibles	—	—	—	(12,894)	(3,211)	(16,105)
Gross balance, December 31, 2019	1,750	2	1,752	$6,140,775	$1,223	$6,141,998

Accumulated depreciation and amortization				(835,156)	(79)	(835,235)

Net balance, December 31, 2019 (4)				$5,305,619	$1,144	$5,306,763

(1)
Includes investments of $45.0 million and $46.0 million, respectively, in revenue producing capitalized expenditures, as well as $4.6 million and $6.3 million, respectively, of non-revenue
producing capitalized expenditures for the years ended December 31, 2019 and 2018.

(2)
The total gain on disposal of assets for properties held in use was $26.5 million, $1.4 million and $24.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total gain on disposal of assets for properties held for sale was $32.4 million, $13.0 million and $40.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)	Includes one deed-in-lieu property with a real estate investment of $0.8 million that was transferred to the lender during the year ended December 31, 2019.

(4)	Reconciliation of total owned investments to the accompanying consolidating balance sheet at December 31, 2019 is as follows:

Operating lease Held in Use land and buildings, net	$5,033,410
Intangible lease assets, net	385,079
Real estate assets under direct financing leases, net	14,465
Real estate assets held for sale, net	1,144
Intangible lease liabilities, net	(127,335)

Net balance	$5,306,763

Operating Leases
As of December 31, 2019, 2018, and 2017, the Company held 1,745, 1,453, and 2,368 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Base cash rent	$404,720	$466,658	$605,000
Variable cash rent (including reimbursables)	12,737	14,931	20,166
Straight-line rent, net of bad debt expense (1)	16,924	16,461	25,204
Amortization of above- and below- market lease intangibles, net (2)	4,310	4,943	5,394

Total rental income	$438,691	$502,993	$655,764

(1)	As a result of the Company’s adoption of ASU 2016-02 on January 1, 2019, the Company reclassified bad debt expense to rental income on a prospective basis. See Note 2 for additional detail.
(2)
Excludes amortization of
in-place
leases of $29.8
 million
, $32.6
 million
, and $43.3
million
for the years ended December 31, 2019, 2018, and 2017, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

8
3

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
Scheduled minimum future contractual rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after January 1, 2020) at December 31, 2019 are as follows (in thousands):

December 31, 2019
2020	$457,876
2021	445,325
2022	426,962
2023	406,017
2024	381,531
Thereafter	2,801,519

Total future minimum rentals	$4,919,230

Because lease renewal periods are exercisable at the lessees’ options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the CPI.
The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	December 31, 2019	December 31, 2018
In-place leases	$457,616	$381,143
Above-market leases	95,002	62,902
Less: accumulated amortization	(167,539)	(149,582)

Intangible lease assets, net	$385,079	$294,463

Below-market leases	$176,816	$167,527
Less: accumulated amortization	(49,481)	(47,365)

Intangible lease liabilities, net	$127,335	$120,162

The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 13.4 years, 10.9 years, 18.1 years and 14.2 years, respectively, as of December 31, 2019. The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 14.0 years, 10.1 years, 17.7 years and 10.6 years, respectively, as of December 31, 2018. During the year ended December 31, 2019, the Company acquired in-place lease intangible assets of $100.3 million, above-market lease intangible assets of $33.3 million and below-market lease intangible liabilities of $20.9 million. During the year ended December 31, 2018, the Company acquired in-place lease intangible assets of $21.7 million, above-market lease intangible assets of $3.5 million and below-market lease intangible liabilities of $0.4 million.
Based on the balance of intangible assets and liabilities at December 31, 2019, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

2020	$32,916
2021	31,280
2022	28,999
2023	27,285
2024	25,244
Thereafter	112,020

Total future minimum amortization	$257,744

8
4

SPIRIT
REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
Direct Financing Leases
As of December 31, 2019 and 2018, the Company held two and four properties under direct financing leases, respectively, all of which were held in use. The components of real estate investments held under direct financing leases were as follows (in thousands):

	December 31, 2019	December 31, 2018
Minimum lease payments receivable	$4,169	$5,390
Estimated residual value of leased assets	14,256	20,097
Unearned income	(3,960)	(5,198)

Real estate assets under direct financing leases, net	$14,465	$20,289

Scheduled minimum future payments to be received under the remaining non-cancelable term of these direct financing leases at December 31, 2019 are as follows (in thousands):

2020	$578
2021	527
2022	541
2023	554
2024	554
Thereafter	1,415

Total future minimum rentals	$4,169

Loans Receivable
As of December 31, 2019 and 2018, the Company held a total of two and three, respectively, first-priority mortgage loans. The mortgage loans are secured by single-tenant commercial properties and generally have fixed interest rates over the term of the loans. There are two other notes receivable as of both December 31, 2019 and 2018. One with principal outstanding of $37 thousand and $0.1 million as of December 31, 2019 and 2018, respectively, is secured by tenant assets and stock. The other with a balance of $1.9 million and $2.0 million as of December 31, 2019 and 2018 is unsecured. During the years ended December 31, 2019 and 2018, the Company had the following loan activity:

	Mortgage Loans		Other Notes	Total
	Properties	Investment	Investment	Investment
Principal, December 31, 2017	88	$69,575	$5,644	$75,219
Acquisitions	2	2,888	35,000	37,888
Dispositions	(5)	—	—	—
Principal payments and payoffs	(31)	(26,978)	(3,562)	(30,540)
Allowance for loan losses	—	63	—	63
Spin-off to SMTA	(2)	(2,888)	(35,000)	(37,888)

Principal, December 31, 2018	52	42,660	2,082	44,742
Acquisitions	—	—	—	—
Dispositions	—	—	—	—
Principal payments and payoffs	(9)	(10,927)	(110)	(11,037)
Allowance for loan losses	—	—	—	—

Principal, December 31, 2019	43	$31,733	$1,972	$33,705

8
5

S
PIRIT
REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
The following table details loans receivable, net of premiums, discounts and allowance for loan losses (in thousands):

	December 31, 2019	December 31, 2018
Mortgage loans - principal	$31,733	$42,660
Mortgage loans - premium, net of amortization	921	2,527
Allowance for loan losses	—	—

Mortgage loans, net	32,654	45,187

Other note receivables - principal	1,972	2,082
Other note receivables - discount, net of amortization	(161)	(225)

Other note receivables, net	1,811	1,857

Total loans receivable, net	$34,465	$47,044

Impairments
The following table summarizes total impairments recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,

	2019	2018	2017
Real estate and intangible asset impairment	$24,091	$17,685	$101,941
Recovery of loans receivable, previously impaired	—	(17)	389

Total impairments	$24,091	$17,668	$102,330

NOTE 4. DEBT
The debt of the Company and the Operating Partnership are the same, except for the presentation of the Convertible Notes, which were issued by the Company. Subsequently, an intercompany note between the Company and the Operating Partnership was executed with terms identical to those of the Convertible Notes. Therefore, in the consolidated balance sheet of the Operating Partnership, the amounts related to the Convertible Notes are reflected as notes payable to Spirit Realty Capital, Inc., net. The Company’s debt is summarized below:

	2019 Weighted Average Effective Interest Rates (1)	2019 Weighted Average Stated Rates (2)	2019 Weighted Average Remaining Term (3)	December 31, 2019	December 31, 2018
				(In Thousands)
Revolving credit facilities	6.62%	2.69%	3.3	$116,500	$146,300
Term loans	3.72%	—	—	—	420,000
Master Trust Notes	5.16%	—	—	—	167,854
CMBS	5.65%	5.47%	3.8	218,338	274,758
Related party notes payable	0.95%	—	—	—	27,890
Convertible Notes	5.22%	3.75%	1.4	345,000	747,500
Senior Unsecured Notes	3.69%	3.73%	8.6	1,500,000	300,000

Total debt	4.53%	3.85%	6.7	2,179,838	2,084,302
Debt discount, net				(9,272)	(14,733)
Deferred financing costs, net (4)				(17,549)	(14,932)

Total debt, net				$2,153,017	$2,054,637

(1)
The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the year ended December 31, 2019 and based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of December 31, 2019.
(3)	Represents the weighted average maturity based on the outstanding principal balance as of December 31, 2019.
(4)	The Company records deferred financing costs for its revolving credit facilities in deferred costs and other assets, net on its consolidated balance sheets.
8
6

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
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
Borrowings may be repaid, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the 2019 Credit Agreement). The 2019 Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors.
As of December 31, 2019, the outstanding loans under the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum, in each case, based on the Operating Partnership’s credit rating, which was upgraded to BBB by S&P in May 2019. Prior to the upgrade, the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incurred a facility fee of 0.25% per annum.
In connection with entering into the 2019 Credit Facility, the Company incurred costs of $4.8 million. These deferred financing costs are being amortized to interest expense over the remaining initial term of the 2019 Credit Facility. The unamortized deferred financing costs relating to the 2019 Credit Facility were $
3.7

milli
o
n
as of December 31, 2019, compared to the $0.4 million relating to the 2015 Credit Facility as of December 31, 2018, and are recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.
As of December 31, 2019, $116.5 million
was outstanding and $683.5 million
of borrowing capacity was available under the 2019 Credit Facility.
No
outstanding letters of credit existed under the agreement as of December 31, 2019. The Operating Partnership’s ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of December 31, 2019, the Company and the Operating Partnership were in compliance with these financial covenants.
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
Subsequent to the credit rating upgrade in May 2019, the
A-1
Term Loans and
A-2
Term Loans bore interest at LIBOR plus an applicable margin of 1.00% per annum based on the Operating Partnership’s credit rating. Prior to the credit rating upgrade, they bore interest at LIBOR plus an applicable margin of 1.25%. In addition, a ticking fee accrued on the unused portion of the commitments for the A-2 Term Loans at a rate of 0.20% until the earlier of July 12, 2019 and the termination of the commitments.
8
7

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
On September 16, 2019, in connection with the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes described below, the Company repaid the
A-1
Term Loans and
A-2
Term Loans in full and recognized a loss on debt extinguishment of $5.3 million.
Master Trust Notes
Master Trust 2013
was
 an asset-backed securitization platform through which the Company raised capital through the issuance of non-recourse
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
CMBS
As of December 31, 2019, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under five fixed-rate non-recourse
loans, which have been securitized into CMBS and are secured by the borrowers’ respective leased properties and related assets. The stated interest rates as of December 31, 2019 for the loans ranged from 5.23% to 6.00%, with a weighted average stated rate of 5.47%. As of December 31, 2019, the non-defaulted
loans were secured by 88 properties. As of December 31, 2019 and December 31, 2018, the unamortized deferred financing costs associated with the CMBS loans were $2.6 million and $3.2 million, respectively. As of December 31, 2019 and December 31, 2018, the unamortized net premium was $0.3 million and $0.1 million, respectively. Both the deferred financing costs and offering premium were recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.
Related Party Notes Payable
Wholly-owned subsidiaries of the Company were the borrower on four mortgage loans payable to SMTA and secured by six single-tenant commercial properties. In total, these mortgage notes had outstanding principal of $27.9 million at December 31, 2018, which is included in mortgages and notes payable, net on the consolidated balance sheet. These mortgage notes had a weighted average stated interest rate of 1.00% and were eligible for early repayment without penalty. In conjunction with SMTA’s completed sale of Master Trust 2014 in September 2019
, the Company repaid the four mortgage loans in full, extinguishing the related party mortgage loans payable with no gain or loss on debt extinguishment. Additionally, the Company sold three of the underlying properties for gross proceeds of $55.0 million.
Convertible Notes
In May 2014, the Company issued $402.5 million aggregate principal amount of 2.875% convertible notes due in 2019 and $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. Proceeds from the issuance were contributed to the Operating Partnership and are recorded as a note payable to Spirit Realty Capital, Inc. on the consolidated balance sheets of the Operating Partnership. The 2019 Notes matured on May 15, 2019 and were settled in cash. The 2021 Notes will mature on May 15, 2021 and interest is payable semi-annually in arrears on May 15 and November 15 of each year.
The 2021 Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Company’s common stock, or a combination thereof. The initial conversion rate was 15.2727 shares of common stock per $1,000 principal note (equivalent to an initial conversion price of $65.48 per share of common stock, representing a 22.5% premium above the public offering price of the common stock offered concurrently at the time the 2021 Notes were issued). The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding a current threshold of $0.73026 per share. As of
December
 31, 2019, the conversion rate was

17.4458 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the
Spin-Off,
in addition to the other regular dividends declared during the life of the Convertible Notes. Earlier conversion may be triggered if shares of the Company’s common stock trade higher than the established thresholds, if the 2021 Notes trade below established thresholds, or certain corporate events occur.
In connection with the issuance of the Convertible Notes, the Company recorded a discount of $56.7 million, which represents the estimated value of the embedded conversion feature for each of the Convertible Notes. The discount is amortized to interest expense using the effective interest method over the term of each of the 2019 Notes and 2021 Notes, and, as such, the discount related to the 2019 Notes was fully amortized in May 2019. As of December 31, 2019 and 2018, the unamortized discount was $6.5 million and $13.3 million, respectively. The discount is shown net against the aggregate
8
8

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature as of both December 31, 2019 and 2018 is $55.1 million and is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.
In connection with the offering, the Company also incurred $19.6 million in deferred financing costs. This amount has been allocated on a pro-rata basis to each of the Convertible Notes and is amortized to interest expense over the term of each note and, as such, the deferred financing costs related to the 2019 Notes were fully amortized in May 2019. As of December 31, 2019 and 2018, the unamortized deferred financing costs relating to the Convertible
Notes was $
2.1

million and $4.3 million, respectively, and recorded net against the Convertible Notes principal balance on the accompanying consolidated balance sheets.
Senior Unsecured Notes
On August 18, 2016, the Operating Partnership issued $300.0 million aggregate principal amount of
2026 Senior Unsecured Notes
, which are guaranteed by the Company. The 2026 Senior Unsecured Notes were issued at 99.378% of their principal face amount, resulting in net proceeds of $296.2 million, after deducting transaction fees and expenses. The 2026 Senior Unsecured Notes accrue interest at a rate of 4.45% per annum, payable on March 15 and September 15 of each year, and mature on September 15, 2026.
On June 27, 2019, the Operating Partnership issued $400.0 million aggregate principal amount of
202
9 Senior Unsecured Notes
, which are guaranteed by the Company. The 2029 Senior Unsecured Notes were issued at 99.274% of their principal face amount, resulting in net proceeds of $395.9 million, after deducting the debt discount and transaction fees and expenses. The 2029 Senior Unsecured Notes accrue interest at a rate of 4.00% per annum, payable on January 15 and July 15 of each year, and mature on July 15, 2029.
On September 16, 2019, the Operating Partnership issued $800.0 million aggregate principal amount of senior notes, comprised of the 2027 Senior Unsecured notes and 2030 Unsecured Notes, which are guaranteed by the Company. The $300.0 million aggregate principal amount of 2027 Senior Unsecured Notes were issued at 99.281% of their principal face amount, resulting in net proceeds of $297.0 million, after deducting the debt discount and transaction fees and expenses. The 2027 Senior Unsecured Notes accrue interest at a rate of 3.20% per annum, payable on January 15 and July 15 of each year, and mature on January 15, 2027. The $500.0 million aggregate principal amount of 2030 Senior Unsecured Notes were issued at 99.120% of their principal face amount, resulting in net proceeds of $494.2 million, after deducting the debt discount and transaction fees and expenses. The 2030 Senior Unsecured Notes accrue interest at a rate of 3.40% per annum, payable on January 15 and July 15 of each year, and mature on January 15, 2030.
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
In connection with the 2016 offering, the Operating Partnership incurred $3.4 million in deferred financing costs and an offering discount of $1.9 million. In connection with the June 2019 offering, the Operating Partnership incurred $3.8 million in deferred financing costs and an offering discount of $0.3 million. In connection with the September 2019 offering, the Operating Partnership incurred $7.3 million in deferred financing costs and an offering discount of $1.5 million. These amounts are being amortized to interest expense over the lives of the respective Senior Unsecured Notes. As of December 31, 2019 and 2018, the unamortized deferred financing costs were $12.9 million and $2.7 million, respectively, and the unamortized discount was $3.0 million and $1.5 million, respectively. Both the deferred financing costs and offering discount are recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.
In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of December 31, 2019, the Company and the Operating Partnership were in compliance with these financial covenants.
8
9

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
Debt Extinguishment
During the year ended December 31, 2019, the Company extinguished a total of $2.0 billion aggregate principal amount of indebtedness and recognized a total net loss on debt extinguishment of $14.3 million, comprised of the following:

•	repayment and termination of $820.0 million of the A-1 Term Loans and A-2 Term Loans, resulting in a loss on debt extinguishment of $5.3 million,

•	termination of the 2015 Credit Agreement and 2015 Term Loan Agreement, with $606.7 million of principal balance, resulting in loss on debt extinguishment of $0.7 million,

•	extinguishment upon maturity of the 2019 Notes of the $402.5 million principal balance,

•	retirement of the $165.5 million principal balance of the Master Trust 2013 notes, resulting in a loss on debt extinguishment of $15.0 million,

•
extinguishment of $42.4 million principal amount of CMBS indebtedness on one loan, which was secured by twelve properties and had a stated interest rate of 4.67%, resulting in a loss on debt extinguishment of $2.8 million, and

•
extinguishment of $10.4 million principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property and had a default interest rate of 9.85%, resulting in a gain on debt extinguishment of $9.5 million.

During the year ended December 31, 2018, the Company extinguished a total of $202.1 million aggregate principal amount of mortgages and notes payable indebtedness with a weighted average contractual interest rate of 5.47%, and recognized a net gain on debt extinguishment during the year ended December 31, 2018 of approximately $26.7 million. The gain was primarily attributable to the extinguishment of $56.2 million of CMBS debt related to six defaulted loans on six underperforming properties, which was partially offset by a loss on the extinguishment of the Master Trust 2013 Series
2013-1
notes and make-whole penalties on early
pre-payments
of Master Trust 2013 Series
2013-2.
Debt Maturities
As of December 31, 2019, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2020	$4,100	$—	$4,100
2021	4,365	345,000	349,365
2022	4,617	—	4,617
2023	3,074	314,412	317,486
2024	590	—	590
Thereafter	3,610	1,500,070	1,503,680

Total	$20,356	$2,159,482	$2,179,838

Interest Expense
The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest expense – revolving credit facilities (1)	$5,201	$8,220	$7,957
Interest expense – term loans	15,448	6,594	9,793
Interest expense – mortgages and notes payable	18,733	68,530	111,049
Interest expense – Convertible Notes (2)	17,245	24,509	24,509
Interest expense – Senior Unsecured Notes	29,286	13,350	13,351
Interest expense – interest rate swaps/other	972	—	—
Non-cash interest expense:
Amortization of deferred financing costs	6,289	9,306	9,896
Amortization of net losses related to interest rate swaps	858	—	—
Amortization of debt discount, net	7,028	13,560	13,572

Total interest expense	$101,060	$144,069	$190,127

(1)	Includes facility fees of approximately $2.0 million, $2.1 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Included in interest expense on the Operating Partnership’s consolidated statements of operations are amounts paid to the Company by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.

9
0

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
NOTE 5. STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
Issuance of Preferred Stock
On October 3, 2017, the Company completed an underwritten public offering of 6.9 million shares of 6.00% Series A Cumulative Redeemable Preferred Stock, including 0.9 million shares sold pursuant to the underwriter’s option to purchase additional shares. Gross proceeds raised from the issuance were $172.5 million
and
net proceeds were approximately $166.2 million after deducting underwriter discounts and offering costs paid by the Company.
The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on their liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis). Dividends are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on December 31, 2017. The Series A Preferred Stock trades on the NYSE under the symbol
“SRC-A
.
”
The Company may not redeem the Series A Preferred Stock prior to October 3, 2022, except in limited circumstances to preserve the
Corporation’s
status as a real estate investment trust, and pursuant to the special optional redemption provision described below. On and after October 3, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends up to but excluding the redemption date. In addition, upon the occurrence of a change of control, the Company may, at its option, exercise the special optional redemption provision and redeem the Series A Preferred Stock, in whole or in part within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends up to, but not including, the date of redemption.
The preferred stock offering resulted in the Operating Partnership concurrently issuing 6.9 million Series A Preferred Units (“Limited Partner Series A Preferred Units”) that have substantially the same terms as the Series A Preferred Stock.
Issuance of Common Stock
During the year ended December 31, 2019, portions of awards of restricted common stock and market-based
 share awards granted to certain of the Company’s officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 58 thousand shares of common stock valued at $2.5 million, solely to pay the associated statutory tax withholdings during the year
 ended December 31, 2019. The surrendered shares are included in repurchase of shares of common stock on the consolidated statements of cash flows.
In May 2019, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 11.5 million shares of common stock at an initial gross offering price of $41.00 per share, before underwriting discounts and offering expenses. The forward purchasers borrowed and sold an aggregate of 11.5 million shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The forward sale price that the Company received upon physical settlement of the agreements was subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of December 31, 2019, all 11.5 million of these shares had been settled, generating gross proceeds of $471.5 million.
ATM Program
In November 2016, the Board of Directors approved a $500.0 million ATM Program and the Corporation terminated its prior program. The agreement provides for the offer and sale of shares of the Company’s common stock, $0.05 par value per share, having an aggregate gross sales price of up to $500.0 million through the agents, as its sales agents or, if applicable, as forward sellers for forward purchasers, or directly to the agents acting as principals. The Company may sell shares in amounts and at times to be determined by the Company, but has no obligation to sell any of the shares in the ATM Program. Since inception of this
ATM Program through December
31
,
2019
,
5.2
 million shares of the Company’s common stock have been sold, of which
5.1
million were sold during the year ended December
31
,
2019
at a weighted average price per share of $
45.69
, generating $
232.0
 million in gross proceeds.
3.4
 million of these sales were through forward sales agreements, all of
which were physically settled in shares
 during 2019
. Aggregate gross proceeds capacity of $
264.2
 million remained available under the program as of December
31
,
2019
.
9
1

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
Stock Repurchase Programs
On
May
1,
2018, the Company’s Board of Directors approved a stock repurchase program, which authorized
the Company to repurchase up to $250.0 million of
the Company’s
common stock. These purchases
could
be made in the open market or through

private transactions from time to time over the
18-month
time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements.
No
shares of the Company’s common stock
were
repurchased under the program, and the full $
250.0
 million in gross repurchase capacity
expired unused on November 1, 2019
.
In August 2017, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to $250.0 million of the Company’s common stock. From August 2017 through April 2018, 6.1 million shares of the Company’s common stock were repurchased in open market transactions under this stock repurchase program, at a weighted average price of $40.70 per share, leaving no available capacity.
All repurchases were completed prior to the Spin-Off in May 2018.
Fees of $0.7 million associated with these repurchases are included in retained earnings.
In February 2016, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to $200.0 million of the Company’s common stock over the 18-month time period following authorization. From February 2016 through June 2017, 5.3 million shares of the Company’s common stock were repurchased in open market transactions under this stock repurchase program, at a weighted average price of $37.97 per share, leaving no available capacity. Fees of $0.5 million associated with these repurchases are included in retained earnings.
Dividends Declared
In fiscal years 2019 and 2018, the Company’s Board of Directors declared the following preferred and common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in Thousands)
2019
Preferred Stock
February 28, 2019	$0.3750	March 15, 2019	$2,588	March 29, 2019
May 30, 2019	0.3750	June 14, 2019	2,588	June 28, 2019
August 13, 2019	0.3750	September 13, 2019	2,587	September 30, 2019
November 8 , 2019	0.3750	December 13, 2019	2,587	December 3 1 , 2019

Total Preferred Dividend	$1.5000		$10,350
Common Stock
February 28, 2019	0.6250	March 29, 2019	$54,254	April 15, 2019
May 30, 2019	0.6250	June 28, 2019	56,318	July 15, 2019
August 13, 2019	0.6250	September 30, 2019	62,322	October 15, 2019
Novem ber 8 , 2019	0.6250	December 31, 2019	64,049	January 15, 2020

Total Common Dividend	$2.5000		$236,943

2018
Preferred Stock
March 5, 2018	$0.3750	March 15, 2018	$2,588	March 30, 2018
May 29, 2018	0.3750	June 15, 2018	2,588	June 29, 2018
August 27, 2018	0.3750	September 14, 2018	2,588	September 28, 2018
December 5, 2018	0.3750	December 17, 2018	2,588	December 31, 2018

Total Preferred Dividend	$1.5000		$10,352
Common Stock
March 5, 2018	$0.9000	March 30, 2018	$78,581	April 13, 2018
May 29, 2018	0.9000	June 29, 2018	77,143	July 13, 2018
August 27, 2018	0.6250	September 28, 2018	53,560	October 15, 2018
December 5, 2018	0.6250	December 31, 2018	53,617	January 15, 2019

Total Common Dividend	$3.0500		$262,901

The dividends declared in December 2019 were paid in January 2020, and are included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

9
2

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

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
In 2015, Haggen Holdings, LLC and a number of its affiliates, including Haggen Operations Holdings, LLC (“Haggen”), filed petitions for bankruptcy. At the time of the filing, Haggen leased 20 properties from a subsidiary of the Company under a master lease. The Company and Haggen restructured the master lease in an initial settlement agreement with approved claims of $21.0 million. In 2016, the Company entered into an additional settlement agreement with Haggen and Albertsons, LLC for $3.4 million and $3.0 million, respectively. Prior to 2018, the Company collected $5.5 million of the total claims from both settlement agreements. In December 2018, the Company received final settlement proceeds of $19.7 million and no other claims related to the Haggen Settlement remain outstanding. $0.6 million of the proceeds relieved accruals related to Haggen, and the remaining $19.1 million of proceeds is reflected in other income on the accompanying consolidated statement of operations for the year ended December 31, 2018
.
As of December 31, 2019, there were
no
outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

As of December 31, 2019, the Company had commitments totaling $148.1 million, of which $118.8 million relates to future acquisitions, with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. $146.8 million of these commitments is expected to be funded during fiscal year 2020, with the remainder to be funded by 2021.
In addition, the Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of both December 31, 2019 and December 31, 2018.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of December 31, 2019, no
accruals have been made.
The Company leases its current corporate office space and certain office equipment, which are classified as operating leases. Total rental expense included in general and administrative expense amounted to $
1.6
 million, $0.9 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s lease of its corporate office space has an initial term that expires on January 31, 2027 and is renewable at the Company’s option for two
additional periods of
five years
each after the initial term. The corporate office lease contains a variable lease cost related to the lease of parking spaces and a non-lease
component related to the reimbursement of certain common area maintenance expenses, both of which are recognized as incurred.
The Company is also a lessee under four long-term,
non-cancelable
ground leases under which it is obligated to pay monthly rent as of December 31, 2019. Total rental expense included in property costs, including discontinued operations, amounted to $
0.3

million, $0.9 million and $1.5 million for each of the years ended December 31, 2019, 2018 and 2017, respectively. For all four
of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of
7.7
 years.
9
3

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
The Company’s minimum aggregate rental commitments under all non-cancelable
operating leases as of December 31, 2019 are as follows (in thousands):

	Ground Leases	Office Leases	Total
2020	$253	$1,009	$1,262
2021	250	1,024	1,274
2022	166	1,040	1,206
2023	142	1,055	1,197
2024	142	1,070	1,212
Thereafter	533	2,279	2,812

Total	1,486	7,477	8,963
Less: imputed interest	(276)	(1,312)	(1,588)

Total operating lease liabilities	$1,210	$6,165	$7,375

Imputed interest was calculated using a weighted-average discount rate of 4.26%. The discount rate is based on our estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including the Company’s credit rating and REIT industry performance. The evaluation of the Company’s right-of-use lease asset associated with the corporate office included the unamortized portion of a $1.7 million cash lease incentive paid at inception of the lease. As of December 31, 2019, the Company had a right-of-use lease asset balance of $5.4 million for these lessee contracts.
NOTE 7. DERIVATIVE AND HEDGING ACTIVITIES
The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Prior to the adoption of ASU 2017-12, assessments of hedge effectiveness were performed quarterly using regression analysis, and the measurement of hedge ineffectiveness was based on the hypothetical derivative method. The effective portion of changes in fair value were recorded in AOCL and subsequently reclassified to earnings when the hedged transactions affected earnings. The ineffective portion was recorded immediately in earnings in general and administrative expenses. Subsequent to the adoption of ASU 2017-12, assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in AOCL and the change is reflected as derivative changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Amounts will subsequently be reclassified to earnings when the hedged item affects earnings. The Company does not enter into derivative contracts for speculative or trading purposes. The Company does not have netting arrangements related to its derivatives.

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
In December 2018, the Company entered into interest rate swap agreements. The following table summarizes the notional amount and fair value of these instruments, which are recorded in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

					Fair Value of Liability
Derivatives Designated as Hedging Instruments	Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	December 31, 2019	December 31, 2018

Interest Rate Swap	$200,000	2.8140%	02/01/19	02/01/24	$—	$3,559
Interest Rate Swap	$100,000	2.8174%	02/01/19	02/01/24	$—	$1,801
Interest Rate Swap	$100,000	2.8180%	02/01/19	02/01/24	$—	$1,799

					$—	$7,159

In
September 2019, the Company terminated its interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to
t
ermination
of interest rate swaps on the accompanying
consolidated statement
of
operations
as a result of a portion of the hedged forecasted transactions becoming probable not to occur.
There were no events of default related to the interest rate swaps prior to their termination.
Given that a p
r
oportion of the hedged transactions remained probable to occur, $12.3 million of the
loss
was
deferred in other comprehensive loss
and
will be amortized over the remaining initial term of the interest rate swaps
, which ends
March 31, 2024.

As of December 31, 2019, the
unamortized
portion of loss in AOCL related to terminated interest rate swaps $11.5 million.

9
4

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
The following
table provides
information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the years ended December 31, 2019, 2018, and 2017, respectively (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gross amount of loss recognized in AOCL on derivatives	$(18,593)	$(7,159)	$—
Amount of loss reclassified from AOCL to termination of interest rate swaps	12,461	—	—
Amount of loss reclassified from AOCL to interest (1)	1,830	—	—

Total	$(4,302)	$(7,159)	$—

(1)	Interest expense was $101.1 million, $144.1 million and $190.1 million for the year ended 2019, 2018, and 2017, respectively.
During the next 12 months, we estimated that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt.
NOTE 8. FAIR VALUE MEASUREMENTS
Fair Value Measurements
The fair value measurement framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The fair value hierarchy is based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:
•	Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. These types of inputs include the Company’s own assumptions.
Recurring Fair Value Measurements
The Company’s liabilities that are required to be measured at fair value in the accompanying consolidated financial statements are summarized below. The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Derivatives: Interest rate swap liabilities	$—	$—	$—	$—
December 31, 2018
Derivatives: Interest rate swap liabilities	$7,159	$—	$7,159	$—

The interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy.
Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. Real estate assets and their related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant or non-operating, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements (“PSA”) or letters of intent (“LOI”); broker opinion of value (“BOV”); recently quoted bid or ask prices, or market prices for comparable properties; estimates of discounted cash flows, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, expenses based upon market conditions and capitalization rates; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value
9
5

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

hierarchy. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of their respective measurement dates (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at December 31, 2019
Impaired at June 30, 2019	$1,893	$—	$—	$1,893
Impaired at September 30, 2019	$1,093	$—	$—	$1,093
Impaired at December 31, 2019	$11,594	$—	$—	$11,594

Assets held at December 31, 2018
Impaired at March 31, 2018	$1,333	$—	$—	$1,333
Impaired at September 30, 2018	$19,878	$—	$—	$19,878
Impaired at December 31, 2018	$1,350	$—	$—	$1,350
As of December 31, 2019, the Company held 16 properties that were impaired during 2019. As of December 31, 2018, the Company held nine long-lived assets that were impaired during 2018. For one of the properties held at December 31, 2019, the Company estimated fair value using a capitalization rate of 9.62% based on comparative capitalization rates from market competitors. For three of the properties held at December 31, 2018, the buildings were fully impaired due to our non-payment on the related ground leases. For the remaining properties, the Company estimated property fair value using price per square foot of the inputs shown in the table below:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
December 31, 2019
Comparable Properties	Retail	4	$34.45 - $740.74	$104.84	35,885
PSA, LOI or BOV	Retail	10	$24.78 - $323.00	$50.71	165,773
PSA, LOI or BOV	Office	1	$99.37	$99.37	4,310

December 31, 2018
PSA, LOI or BOV	Retail	5	$126.73 - $638.72	$241.57	90,430
PSA, LOI or BOV	Office	1	$225.04	$225.04	5,999

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
In addition to the disclosures for assets and liabilities required to be measured at fair value at the balance sheet date, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2019 and 2018. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities.
9
6

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
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

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$34,465	$35,279	$47,044	$48,740
Investment in Master Trust 2014	—	—	33,535	33,811
Revolving credit facilities	116,500	119,802	146,300	146,731
Term loans, net (1)	—	—	419,560	424,670
Senior Unsecured Notes (2)	1,484,066	1,543,919	295,767	291,696
Convertible Notes, net (2)	336,402	356,602	729,814	740,330
Mortgages and notes payable, net (2)	216,049	235,253	463,196	487,548

(1)	The carrying value of the debt instrument as of December 31, 2018 is net of unamortized deferred financing costs.

(2)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN AND EMPLOYEE BENEFIT PLAN
Amended Incentive Award Plan
Under the Amended Incentive Award
P
lan,
t
he Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Amended Incentive Award Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, market-based awards,
Operating Partnership
units and other incentive awards. If an award under the Amended Incentive Award Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Amended Incentive Award Plan. As of December 31, 2019, 2.7 million shares remained available for award under the Amended Incentive Award Plan.
During the years ended December 31, 2019, 2018 and 2017, portions of awards of restricted common stock granted to certain of the Company’s officers and other employees vested. The vesting of these shares, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 58 thousand, 58 thousand and 88 thousand shares of common stock, respectively, valued at $2.5 million, $2.4 million and $3.5 million, respectively, solely to pay the associated statutory tax withholdings
, which d
o not exceed the maximum statu
tory rate,
during the years ended December 31, 2019, 2018 and 2017. Common shares repurchased are considered retired under Maryland law
,
and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets.
Restricted Shares of Common Stock
During the year ended December 31, 2019, the Company granted 0.2 million restricted shares under the Amended Incentive Award Plan to certain executive officers, employees and members of the Board of Directors. The fair value of the restricted stock grants was determined based on the Company’s closing stock price on the date of grant. The Company recorded $6.6 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period, generally which is three years for emplo
yees and one year for
members
of the B
oard of D
irectors
, with a remaining weighted average recognition period of 0.7 years for all grants under the Amended Incentive Award Plan. During the year ended December 31, 2019, 0.2 million restricted shares vested under the Amended Incentive Award Plan, with an aggregate fair value of $8.4 million based on the Company’s closing stock price on the date of vest.

9
7

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
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
The following table summarizes restricted share activity under the Amended Incentive Award Plan:

	2019		2018		2017
	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)
Outstanding non-vested shares, beginning of year	346,181	$45.48	286,917	$53.00	206,899	$62.73
Shares granted	172,818	38.41	207,253	39.43	220,712	46.13
Shares vested	(193,373)	47.33	(137,292)	52.11	(131,534)	56.49
Shares forfeited	(3,999)	38.40	(10,697)	45.02	(9,160)	58.30

Outstanding non-vested shares, end of year	321,627	$40.66	346,181	$45.48	286,917	$53.00

(1)	Based on grant date fair values.

The Company adopted ASU 2016-09,
Improvements to Employee Share-Based Payment Accounting
, effective January 1, 2017 and made an accounting policy election to recognize stock-based compensation forfeitures as they occur.
Market-Based Awards
Since August 2013, market-based awards have been granted to executive officers upon approval from the Board of Directors or committee thereof. These awards are granted at a target number of units and represent shares that are potentially issuable in the future. The market-based share awards vest based on the Company’s stock price and dividend performance, TSR, at the end of, generally, three -year periods relative to a group of industry peers. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 250%. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility, projected dividend yields and other variables over the time horizons matching the performance periods. Significant inputs for the calculation were expected volatility of the Company of 25.4% and expected volatility of the Company’s peers, ranging from 15.3% to 30.8%. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, gen
erally which is three years,
with a remaining weighted average recognition period of 1.5 years as of December 31, 2019.
In addition, final shares issued under each market-based share award entitle its holder to a cash payment equal to the aggregate declared dividends with record dates during the performance period, beginning on the grant date and ending the day before the awards are released. The projected shares to be awarded are not considered issued under the Amended Incentive Award Plan until the performance period has ended and the actual number of shares to be released is determined. The market-based shares and dividend rights are subject to forfeiture in the event of a non-qualifying
termination of a participant prior to the performance period end date. During the year ended December 31, 2019, 30.6 thousand shares vested related to market-based awards, with an aggregate fair value of $1.8 million based on the Company’s closing stock price on the date of vest.

9
8

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
The following table summarizes market-based award activity under the Amended Incentive Award Plan:

	2019		2018		2017
	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)
Outstanding non-vested awards, beginning of year	266,801	$51.19	168,694	$62.25	98,859	$77.79
Grants at target (1)	96,543	50.95	100,899	51.98	171,642	59.38
Earned above performance target	—	—	—	—	—	—
Vested (2)	(30,597)	69.54	(27,267)	70.24	(93,333)	72.38
Forfeited	(8,662)	72.24	(2,168)	80.32	(8,474)	73.90
Incremental Shares (3)	(4,354)	N/A	26,643	N/A	—	N/A
Outstanding non-vested awards, end of year	319,731	$49.49	266,801	$51.19	168,694	$62.25

(1)
The performance period for the 2019 market-based awards is January 1, 2019 through December 31, 2021. The performance period for the 2018 market-based awards is January 1, 2018 through December 31, 2020. The performance period for the 2017 market-based awards was January 1, 2017 through December 31, 2019.

(2)
The number of shares that vested in 2018 and 2017 includes 27,267, and 93,333 shares, respectively, released at target in connection with qualifying terminations. Dividend rights of $0.1 million and $0.5 million associated with these terminations were paid in cash during 2018 and 2017, respectively.

(3)
For the year ended December 31, 2018, in connection with the Spin-Off and in accordance with the rights granted per the Amended Incentive Award Plan, the Board of Directors made an equitable adjustment for all performance share awards outstanding, resulting in incremental shares. Because the fair value of the outstanding performance awards the day prior to and the day after the Spin-Off did not materially change, there was no change to unrecognized compensation expense and did not result in any incremental compensation expense. For the year ended December 31, 2019, 3.4 thousand of these incremental shares were earned and the remaining 1 thousand incremental shares were not earned.

Approximately $2.7 million and $1.7 million in dividend rights have been accrued as of December 31, 2019 and 2018, respectively. For outstanding non-vested
awards at December 31, 2019, 0.7 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.
Stock-based Compensation Expense
For the years ended December 31, 2019, 2018 and 2017, the Company recognized $14.3 million, $15.1 million and $16.6 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2019, the remaining unamortized stock-based compensation expense totaled $12.6 million, including $6.6 million related to restricted stock awards and $6.0 million related to market-based awards. Amortization is recognized on a straight-line basis over the service period of each applicable award
.
401(k) Plan
The Company has a 401(k) Plan, which is available to full-time employees on the first month following their date of hire with the Company. Currently, the Company provides a matching contribution equal to 100% of elective deferrals up to 4% of compensation, which vests immediately.
9
9

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

NOTE 10. INCOME PER SHARE AND PARTNERSHIP UNIT
Income per share and unit has been computed using the
two-class
method, which is computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In applying the two-class
method, undistributed earnings are allocated to both shares of common stock and participating securities based on the weighted average shares outstanding during the period. Classification of the Company’s unvested restricted stock, which contain rights to receive nonforfeitable dividends, are deemed participating securities under the two-class
method. Under the
two-class
method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders.
The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share and unit computed using the two-class
method (
dollars in thousands
):

	Years Ended December 31,
	2019	2018	2017
Basic and diluted income:
Income from continuing operations	$175,266	$148,491	$40,428
Less: dividends paid to preferred stockholders	(10,350)	(10,352)	(2,530)
Less: dividends and income attributable to unvested restricted stock	(915)	(1,149)	(940)

Income used in basic and diluted income per common share from continuing operations	164,001	136,990	36,958
(Loss) income used in basic and diluted income per share from discontinued operations	—	(16,439)	36,720

Net income attributable to common stockholders used in basic and diluted income per share	$164,001	$120,551	$73,678

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	91,005,932	86,682,015	93,842,510
Less: unvested weighted average shares of restricted stock	(384,124)	(360,747)	(255,519)

Weighted average number of common shares outstanding used in basic income per share	90,621,808	86,321,268	93,586,991

Net income per share attributable to common stockholders - basic
Continuing operations	$1.81	$1.59	$0.40
Discontinued operations	—	(0.19)	0.39

Net income per share attributable to common stockholders - basic	$1.81	$1.40	$0.79

Dilutive weighted average shares of common stock (1)
Unvested market-based awards	247,504	155,181	1,569

Weighted average shares of common stock used in diluted income per share	90,869,312	86,476,449	93,588,560

Net income per share attributable to common stockholders - diluted
Continuing operations	$1.81	$1.58	$0.40
Discontinued operations	—	(0.19)	0.39

Net income per share attributable to common stockholders - diluted	$1.81	$1.39	$0.79

Potentially dilutive shares of common stock
Unvested shares of restricted stock, less shares assumed repurchased at market	166,625	89,230	13,097

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

The Corporation intends to satisfy its exchange obligation for the principal amount of the 2021 Convertible Notes to the note holders entirely in cash; therefore, the “if-converted” method does not apply and the treasury stock method is being used. For the year ended December 31, 2019, the Corporation’s average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread of the 2021 Convertible Notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
NOTE 11. RELATED PARTY TRANSACTIONS
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
of the
Spin-Off.
The full $2.0 million was reimbursed to Spirit during the year ended December 31, 2018.
These agreements, except for the Tax Matters Agreement, were terminated in conjunction with the termination of the Asset Management Agreement. In conjunction with these arrangements, the Company did not have material accrued receivable and payable balances as of December 31, 2019. As of December 31, 2018, the Company had $0.1 million accrued receivable balances and accrued payable balances of $1.8 million in connection with these arrangements.
Asset Management Agreement and Interim Management Agreement
In conjunction with the
Spin-Off,
the Company entered into the Asset Management Agreement pursuant to which the Operating Partnership will provide various services subject to the supervision of the SMTA’s Board of Trustees, including, but not limited to: (i) performing all of SMTA’s day-to-day
functions, (ii) sourcing, analyzing and executing on investments and dispositions, (iii) determining investment criteria, (iv) performing investment and liability management duties, including financing and hedging, and (v) performing financial and accounting management.
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
by the Company, in each case without payment of a termination fee. Asset management fees of $14.7 million were earned during the year ended December 31, 2019, compared to $11.7 million during the year ended December 31, 2018, and are included in related party fee income in the consolidated statements of operations. Also, under the terms of the Asset Management Agreement, the Company recognized related party fee income of $0.9 million, which was fully offset by general and administrative expense, for other compensation awarded by SMTA to an employee of Spirit for the year ended December 31, 2019. As of December 31, 2019, the Company had accrued receivable balances of $0.1 million related to the Interim Management Agreement, compared to accrued receivable balances of $1.7 million as of December 31, 2018, related to the Asset Management Agreement.
Property Management and Servicing Agreement
Prior to September 20, 2019, the Operating Partnership provided property management services and special services for Master Trust 2014. The property management fees accrued daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrued daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement. Property management fees of $4.2 million and special servicing fees of $1.2 million were earned for
 the year ended December 31, 2019.
Proper
t
y
management
fees of $3.7 million and special services fees of $0.5 million were earned for the year ended December 31, 2018.
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
Related Party Loans Payable
Prior to September 20, 2019, wholly-owned subsidiaries of the Company were the borrower on four mortgage loans payable to SMTA and secured by six single-tenant commercial properties owned by the Company. These mortgage notes had an
10
1

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

outstanding principal balance of $27.9 million at December 31, 2018, which was included in mortgages and notes payable, net on the consolidated balance sheet. The notes incurred interest expense of $0.2 million for both the years ended December 31, 2019 and 2018, which is included in interest expense in the consolidated statements of operations. In conjunction with SMTA’s sale of Master Trust 2014
o
n September 20, 2019, the Company repaid the related party loans in full.
Related Party Notes Receivable
In conjunction with the Master Trust 2014 Series
2017-1
notes issuance completed in December 2017, the Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series
2017-1
notes as required by the risk retention rules issued under 17 CFR Part 246. The principal amount receivable under the notes was $33.5 million at December 31, 2018 and is reflected as investment in Master Trust 2014 on the consolidated balance sheet. The notes generated interest income of $1.1 million and $0.9 million
for the year
s
ended December 31, 2019
 and 2018, res
pec
tively,
 which is included in interest income on loans receivable in the consolidated statements of operations. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the Master Trust 2014 notes were redeemed, resulting in the Company receiving the full outstanding principal balance of $33.5 million, plus an early repayment premium of $0.9 million.
Investments in SMTA
In conjunction with the
Spin-Off,
SMTA issued to the Operating Partnership and one of its affiliates, both wholly-owned subsidiaries of Spirit, a total of 6.0 million shares of Series A preferred stock with an aggregate liquidation preference of $150.0 million (the “SMTA Preferred Stock”). The SMTA Preferred Stock pa
id
 cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share (equivalent to $0.625 per share on a quarterly basis and $2.50 per share on an annual basis). Spirit recognized $10.8 million and $8.8
million in dividends during the year
s
ended December 31, 2019
 and 2018, respectively
,
that are reflected as preferred dividend income from SMTA in the consolidated statements of operations. Preferred dividend income is recognized when dividends are declared. As of December 31, 2018, the Company had an accrued receivable balance of $3.8 million related to the preferred dividends and a carry value of $
150.0
 million, which is reflected in the consolidated balance sheet and accounted for at cost, less impairments, if any. On September 20, 2019, in conjunction with SMTA’s sale of Master Trust 2014, the SMTA Preferred Stock was repurchased by SMTA and all accrued but unpaid dividends were collected.
NOTE 12. DISCONTINUED OPERATIONS
Effective January 1, 2014, the Company adopted ASU No.
 2014-08,
Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

, under which only disposals representing a strategic shift in operations of the Company and that have (or will have) a major effect on the Company’s operations and financial results are to be presented as discontinued operations. Previously, only properties that were reported as held for sale as of December 31, 2013, were presented in discontinued operations and net gains or losses from the disposition of these properties were reclassified to discontinued operations.
On May 31, 2018, the Company completed the
Spin-Off
of SMTA by means of a pro rata share distribution. The Company determined that the
Spin-Off
represented a strategic shift that had a major effect on the Company’s results and, therefore, SMTA’s operations qualified as discontinued operations. Accordingly, for periods prior to the
Spin-Off,
the historical financial results of SMTA are reflected in our consolidated financial statements as discontinued operations for all periods presented. Accordingly, the operations of SMTA have been classified as (loss) income from discontinued operations on the consolidated statements of operations for the years ended December 31, 2018 and 2017. The consolidated statements of cash flows and all other notes herein include the results of both continuing operations and discontinued operations, as applicable.
Goodwill was allocated to SMTA based on the fair value of SMTA relative to the total fair value of the Company, resulting in a reduction in goodwill of the Company of $28.7 million as a result of the
Spin-Off.
This reduction in the Company’s goodwill is reflected in the SMTA dividend distribution in the accompanying consolidated statement of stockholders’ equity and consolidated statement of partners’ capital.
10
2

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

The table below provides information about income and expenses related to the Company’s discontinued operations reported in its consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2018	2017
Revenues:
Rental income	$100,672	$231,504
Interest income on loans receivable	1,495	445
Other income	776	5,748

Total revenues	102,943	237,697
Expenses:
General and administrative	264	820
Transaction costs	21,391	6,361
Property costs (including reimbursable)	3,711	14,376
Deal pursuit costs	339	(78)
Interest	46,521	76,733
Depreciation and amortization	35,461	82,333
Impairments	10,943	40,733

Total expenses	118,630	221,278

Other (loss) income:
Loss on debt extinguishment	(363)	(2,224)
(Loss) gain on disposition of assets	(274)	22,408

Total other (loss) income	(637)	20,184

(Loss) income from discontinued operations before income tax (expense) benefit	(16,324)	36,603
Income tax (expense) benefit	(115)	117

(Loss) income from discontinued operations	$(16,439)	$36,720

There were no discontinued operations included in the consolidated statement of operations for the year ended December 31, 2019 or for the balance sheets presented herein as of December 31, 2019 and 2018.
The table below provides information about operating and investing cash flows related to the Company’s discontinued operations reported in its consolidated statements of cash flows:

	Year Ended December 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$35,163	$143,939
Net cash (used in) provided by investing activities	(31,544)	135,880

Continuing Involvement
Subsequent to the
Spin-Off,
the Company has continuing involvement with SMTA through related party agreements. See Note 11 for further detail. Subsequent to the
Spin-Off,
the Company had cash inflows from SMTA of $24.1 million and cash outflows to SMTA of $49.8 million for the year ended December 31, 2018. The Company had cash inflows from SMTA of $273.0 million and cash outflows to SMTA of $49.9 million for the year ended December 31, 2019.
NOTE 13. INCOME TAXES
The Company’s total income tax expense was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
State income tax	$1,327	$785	$394
Federal income tax	10,174	122	—

Total income tax expense	$11,501	$907	$394

The Operating Partnership transferred its rights and obligations under the Asset Management Agreement to SRAM, a wholly-owned taxable REIT subsidiary of Spirit, on April 1, 2019. Upon the termination of the Asset Management Agreement, the Interim Management Agreement between SRAM and SMTA became effective. Accordingly, commencing
10
3

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

from April 1, 2019, all of the asset management fees, including the termination fee income, were subject to income tax. The
Operati
ng Partnership

allocates personnel and other general and administrative costs to SRAM for management services provided to SMTA, including services provided in connection with SMTA’s sale of Master Trust 2014 on September 20, 2019. The federal income tax related to SRAM for the twelve months ended December 31, 2019 is $10.2 million and the state income tax for the twelve months ended December 31, 2019 is $0.7 million. Total income tax expense for SRAM differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to income before income taxes. The difference between the statutory rate and reported amount for SRAM is caused by non-deductible executive compensation totaling $0.6 million (tax effected) and the impact of state income taxes, net of federal income tax benefit, totaling $0.6 million. SRAM has no material deferred income tax assets or liabilities as of December 31, 2019.
The Operating Partnership is a partnership for federal income tax purposes. Partnerships are pass-through entities and are not subject to U.S. federal income taxes, and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Although most states and cities where the Operating Partnership operates follow the U.S. federal income tax treatment, there are certain jurisdictions such as Texas, Tennessee and Ohio that impose income or franchise taxes on a partnership.
The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities, which are recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets, were immaterial at December 31, 2019, 2018 and 2017.
To the extent that the Company acquires property that has been owned by a C corporation in a transaction in which the tax basis of the property carries over, and the Company recognizes a gain on the disposition of such property during the subsequent recognition period, it will be required to pay tax at the regular corporate tax rate to the extent of such built-in
gain. No properties subject to state
built-in
gain tax were sold during 2019
 or 2018.
The Corporation has federal net operating loss carry-forwards for income tax purposes totaling $66.1 million for each of the years ended December 31, 2019, 2018 and 2017. These losses, which begin to expire in 2027 through 2034, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations. The Corporation intends to make annual distributions at least equal to its taxable income and thus does not expect to utilize its net operating loss carryforwards in the foreseeable future.
The Company files federal, state and local income tax returns. All federal tax returns for years prior to 2016 are no longer subject to examination. Additionally, state tax returns for years prior to 2015 are generally no longer subject to examination. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2019, 2018 and 2017. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.
For the years ended December 31, 2019, 2018 and 2017, common stock dividends paid were characterized for tax as follows (per share):

	Years Ended December 31,
	2019	2018 (1)	2017
Ordinary income	$1.94	$2.63	$2.45
Return of capital	0.05	0.22	0.80
Capital gain	0.51	5.16	0.35
Total	$2.50	$8.01	$3.60

(1)	Includes stock distribution related to the Spin-Off of SMTA of $4.68 per share.

1
0
4

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019
NOTE 14. CONSOLIDATED QUARTERLY FINANCIAL DATA
The following table sets forth certain unaudited consolidated financial information for each of the four quarters included in the years ended December 31, 2019 and 2018 (in thousands, except share and per share data):

2019	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$112,593	$115,745	$166,947	$121,142	$516,427
Depreciation and amortization	(41,349)	(41,342)	(43,907)	(48,867)	(175,465)
Interest	(26,611)	(25,176)	(24,675)	(24,598)	(101,060)
Other expenses	(22,318)	(22,340)	(47,047)	(28,253)	(119,958)
Gain (loss) on debt extinguishment	8,783	(14,676)	(5,580)	(2,857)	(14,330)
Gain (loss) on disposition of assets	8,730	29,776	32,254	(11,910)	58,850
Preferred dividend income from SMTA	3,750	3,750	3,302	—	10,802

Income from continuing operations	43,578	45,737	81,294	4,657	175,266

Dividends paid to preferred stockholders	(2,588)	(2,588)	(2,587)	(2,587)	(10,350)

Net income attributable to common stockholders and partners	$40,990	$43,149	$78,707	$2,070	$164,916

Net income per share attributable to common stockholders and partners - basic	$0.48	$0.49	$0.87	$0.02	$1.81

Net income per share attributable to common stockholders and partners - diluted	$0.48	$0.49	$0.87	$0.02	$1.81

Dividends declared per common share and partnership unit	$0.6250	$0.6250	$0.6250	$0.6250	$2.500

10
5

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2019

2018	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$103,539	$102,459	$109,644	$129,483	$445,125
Depreciation and amortization	(40,694)	(39,942)	(40,379)	(41,437)	(162,452)
Interest	(23,053)	(23,548)	(24,784)	(26,163)	(97,548)
Other expenses	(24,548)	(20,051)	(17,645)	(19,542)	(81,786)
Gain on debt extinguishment	21,583	5,509	—	—	27,092
Gain (loss) on disposition of assets	1,251	(860)	436	13,802	14,629
Preferred dividend income from SMTA	—	1,250	3,750	3,750	8,750
Other expense	—	—	—	(5,319)	(5,319)

Income from continuing operations	38,078	24,817	31,022	54,574	148,491

Loss from discontinued operations	(7,360)	(7,653)	(966)	(460)	(16,439)
Dividends paid to preferred stockholders	(2,588)	(2,588)	(2,588)	(2,588)	(10,352)

Net income attributable to common stockholders and partners	$28,130	$14,576	$27,468	$51,526	$121,700

Net income per share attributable to common stockholders and partners - basic:
Continuing operations	$0.39	$0.26	$0.33	$0.61	$1.59
Discontinued operations	(0.08)	(0.09)	(0.01)	(0.01)	(0.19)

Net income per share attributable to common stockholders and partners - basic	$0.31	$0.17	$0.32	$0.60	$1.40

Net income per share attributable to common stockholders and partners - diluted:
Continuing operations	$0.39	$0.26	$0.33	$0.61	$1.58
Discontinued operations	(0.08)	(0.09)	(0.01)	(0.01)	(0.19)

Net income per share attributable to common stockholders and partners - diluted	$0.31	$0.17	$0.32	$0.60	$1.39

Dividends declared per common share and partnership unit	$0.900	$0.900	$0.625	$0.625	$3.050

10
6

PART III
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
SPIRIT REALTY CAPITAL, INC.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2019 of the design and operation of Spirit Realty Capital, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2019, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty Capital, Inc. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty Capital, Inc.’s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, internal control over financial reporting was effective at the reasonable assurance level.
Ernst & Young LLP, Spirit Realty Capital, Inc.’s independent registered public accounting firm, audited Spirit Realty Capital, Inc.’s financial statements included in this Annual Report on Form 10-K and has issued an attestation report on Spirit Realty Capital, Inc.’s effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty Capital, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.’s internal control over financial reporting.
SPIRIT REALTY, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2019 of the design and operation of Spirit Realty, L.P.’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2019, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty, L.P. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty, L.P.’s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, internal control over financial reporting was effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty, L.P.’s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.’s internal control over financial reporting.
INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
On February 22, 2020, the Board of Directors (the “Board”) of Spirit Realty Capital, Inc. (the “Company”) approved entering into an amended and restated employment agreement with the Jackson Hsieh, the Company’s Chief Executive Officer and President (the “Agreement”). The Agreement amends and restates the employment agreement previously entered into between the Company and Mr. Hsieh.
The terms and conditions of the Agreement are the same as in the original employment agreement, except that:
•	The Agreement is effective as of February 22, 2020 and expires on the third anniversary of the effective date, unless earlier terminated, and, like the original employment agreement, is subject to automatic one-year renewal terms unless either party gives timely written notice of termination.

•	Under the Agreement, Mr. Hsieh’s annual base salary is $875,000 (decreased from $900,000), subject to increase at the discretion of the Board (or a committee thereof), his annual cash target bonus is 150% (decreased from 175%) of his annual base salary and his annual long-term incentive award target is 500% (decreased from 550%) of his annual base salary.

•	Long-term incentive awards granted to Mr. Hsieh are expected to be allocated 40% as time-vesting awards and 60% as performance-vesting awards (rather than 50/50).

•	Upon a termination of Mr. Hsieh’s employment without cause, for good reason or due to his death or disability, the equity and/or long-term incentive awards granted to Mr. Hsieh in 2020 or later will vest at the greater of “target” performance and actual performance of applicable performance goals through the termination date.

The foregoing description of the Agreement is not complete and is subject to and qualified in its entirety by the terms of the Agreement, a copy of which is filed as Exhibit 10.13.
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules
(a)(1) and (2)
Financial Statements and Schedules
. The following documents are filed as a part of this report (see Item 8):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2019 and 2018.
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.
Notes to Consolidated Financial Statements.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2019.
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019.
All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and the notes thereto.

(b)	Exhibits .

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and among Spirit Realty Capital, Inc., Spirit Realty, L.P., Cole Credit Property Trust II, Inc., and Cole Operating Partnership II, LP, dated January 22, 2013, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on January 24, 2013 and incorporated herein by reference.

2.2
First Amendment to Agreement and Plan of Merger by and among Spirit Realty Capital, Inc., Spirit Realty, L.P., Cole Credit Property Trust II, Inc., and Cole Operating Partnership II, LP, dated May 8, 2013, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 9, 2013 and incorporated herein by reference.

2.3
Articles of Merger by and between Spirit Realty Capital, Inc. and Spirit Realty Capital, Inc. and the Amended and Restated Charter of Spirit Realty Capital, Inc. attached thereto as Exhibit A filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

2.4
Separation and Distribution Agreement by and between Spirit Realty Capital, Inc. and Spirit MTA REIT, dated May 21, 2018, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 24, 2018 and incorporated herein by reference.

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Articles Supplementary of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

3.4	Fifth Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Form 8-K on August 15, 2017 and incorporated herein by reference.

3.5
Second Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. filed as Exhibit 3.1 to the Operating Partnership’s Form 8-K on October 3, 2017 and incorporated herein by reference.

3.6
Articles Supplementary designating Spirit Realty Capital, Inc.’s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.4 to the Company’s Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

3.7	Certificate of Limited Partnership of Spirit Realty, L.P. dated September 25, 2012, filed as Exhibit 4.5 to the Company’s Form S-4 on March 20, 2017 and incorporated herein by reference.

3.8	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Form 8-K on April 29, 2019 and incorporated herein by reference.

4.1	Form of Certificate for Common Stock of Spirit Realty Capital, Inc. filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A on March 29, 2013 and incorporated herein by reference.

4.2
Form of Certificate for Spirit Realty Capital, Inc.’s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.6 to the Company’s Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

4.3
Indenture between the Spirit Realty Capital, Inc. and Wilmington Trust, National Association, dated May 20, 2014, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2014 and incorporated herein by reference.

4.4
First Supplemental Indenture by and between Spirit Realty Capital, Inc. and Wilmington Trust, National Association (including the form of 2.875% Convertible Senior Note due 2019), dated May 20, 2014, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on May 20, 2014 and incorporated herein by reference.

4.5
Second Supplemental Indenture by and between Spirit Realty Capital, Inc. and Wilmington Trust, National Association (including the form of 3.75% Convertible Senior Note due 2021), dated May 20, 2014, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on May 20, 2014 and incorporated herein by reference.

4.6
Indenture among Spirit Realty, L.P. and U.S. Bank, National Association, dated as of August 18, 2016, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 19, 2016 and incorporated herein by reference.

4.7
First Supplemental Indenture among Spirit Realty, L.P., Spirit Realty Capital, Inc. and U.S. Bank, National Association, including the form of the Notes and the guarantee, dated as of August 18, 2016, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on August 19, 2016 and incorporated herein by reference.

4.8
Second Supplemental Indenture among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, including the form of the Notes and the guarantee, dated as of June 27, 2019, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on June 27, 2019 and incorporated herein by reference.

4.9
Third Supplemental Indenture among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, dated as of September 16, 2019, including the form of the Notes and the guarantee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 16, 2019 and incorporated herein by reference.

4.10
Fourth Supplemental Indenture among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, dated as of September 16, 2019, including the form of the Notes and the guarantee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on September 16, 2019 and incorporated herein by reference.

4.11*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1 #
Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan filed as Appendix A within the Company’s Definitive Proxy Statement on Schedule 14A on April 11, 2016 and incorporated herein by reference.

10.2 #
Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated March 2, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

10.3 # *	Second Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated March 2, 2017.

10.4 # *	Third Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated May 20, 2019.

10.5 #
Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.6 #	Form of Performance Share Award Agreement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on August 6, 2013 and incorporated herein by reference.

10.7 #	Form of Indemnification Agreement of Spirit Realty Capital, Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.8 #
Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr., dated March 25, 2015, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 27, 2015 and incorporated herein by reference.

10.9 #
Employment Letter Agreement between Spirit Realty Capital, Inc. and Philip D. Joseph, Jr., dated October 14, 2015, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.10 #
Amendment to Employment Agreement among Spirit Realty Capital, Inc. and Phillip D. Joseph, Jr,, dated as of February 23, 2016, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K on February 26, 2016 and incorporated herein by reference.

10.11 #
Employment Agreement among Spirit Realty Capital, Inc. and Boyd Messmann, dated June 3, 2016, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 6, 2016 and incorporated herein by reference.

10.12 #
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jackson Hsieh, dated July 25, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

10.13 # *	Second Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jackson Hsieh, dated February 22, 2020.

10.14 #
Restricted Stock Award Agreement between Spirit Realty Capital, Inc. and Jackson Hsieh filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

10.15 #
Performance Share Award Agreement between Spirit Realty Capital, Inc. and Jackson Hsieh filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

10.16 #
Employment Agreement among Spirit Realty Capital, Inc. and Michael Hughes, dated March 20, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 21, 2018 and incorporated herein by reference.

10.17 # *	Restricted Stock Award Agreement between Spirit Realty Capital, Inc. and Michael Hughes dated March 29, 2018.

10.18 # *	Performance Share Award Agreement between Spirit Realty Capital, Inc. and Michael Hughes dated March 29, 2018.

10.19 #
Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jay Young, dated April 3, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 6, 2018 and incorporated herein by reference.

10.20
Employment Agreement among Spirit Realty Capital, Inc. and Kenneth Heimlich dated April 3, 2018, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 6, 2018 and incorporated herein by reference.

10.21
Director Compensation Program of Spirit Realty Capital, Inc. dated August 16, 2018 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 22, 2018 and incorporated herein by reference.

10.22
Revolving Credit and Term Loan Agreement among Spirit Realty L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated January 14, 2019, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.23
Guaranty between Spirit Realty Capital, Inc. and JPMorgan Chase Bank, N.A., and acknowledged by Spirit Realty L.P., dated January 14, 2019, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.24
Term Loan Agreement among Spirit Realty L.P., Bank of America, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated January 14, 2019, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.25
Guaranty between Spirit Realty Capital, Inc. and Bank of America, N.A, and acknowledged by Spirit Realty L.P., dated January 14, 2019, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.26
Loan Agreement, between German American Capital Corporation and Spirit SPE Loan Portfolio 2013-2, LLC, dated July 17, 2013, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.27
Guaranty of Recourse Obligations of Borrower, by Spirit Realty, L.P. in favor of German American Capital Corporation, dated July 17, 2013, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.28
Loan Agreement, between Barclays Bank PLC and Spirit SPE Loan Portfolio 2013-3, LLC, dated July 17, 2013, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.29
Guaranty of Recourse Obligations of Borrower by Spirit Realty, L.P. in favor of Barclays Bank PLC, dated July 17, 2013, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.30
Tax Matters Agreement by and between Spirit Realty Capital, Inc. and Spirit MTA REIT, dated May 31, 2018, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 5, 2018 and incorporated herein by reference.

10.31
Interim Management Agreement between Spirit Realty AM Corporation and Spirit MTA REIT, dated June 2, 2019, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on November 5, 2019 and incorporated herein by reference.

14.1*	Code of Business Conduct and Ethics of Spirit Realty Capital, Inc.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc. as of December 31, 2019.

23.1*	Consent of Ernst & Young LLP, Spirit Realty Capital, Inc.’s Independent Registered Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Spirit Realty L.P.’s Independent Registered Accounting Firm.

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

101.1***
The following financial information from Spirit Realty Capital, Inc.’s Annual Report on Form
10-K
for the year ended December 31, 2019, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

**
Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

#	Management contract or compensatory plan or arrangement.

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
24 Hour Fitness	Aurora, CO	(b)	1,452	4,413	—	252	1,452	4,665	6,117	(1,069)	1995	7/17/2013	11 to 35 Years
24 Hour Fitness	Lancaster, CA	(b)	6,982	9,255	—	—	6,982	9,255	16,237	(1,956)	1987	5/7/2015	9 to 30 Years
Aaron's	Okeechobee, FL	(b)	409	1,298	—	—	409	1,298	1,707	(253)	2006	7/17/2013	10 to 47 Years
Aaron's	Navasota, TX	(b)	322	868	—	—	322	868	1,190	(213)	2007	7/17/2013	10 to 44 Years
Aaron's	Essex, MD	(b)	294	1,973	—	—	294	1,973	2,267	(322)	1998	7/17/2013	10 to 45 Years
Aaron's	Clanton, AL	(b)	350	816	—	—	350	816	1,166	(184)	2007	7/17/2013	10 to 46 Years
Aaron's	Griffin, GA	(b)	459	1,322	—	—	459	1,322	1,781	(265)	2007	7/17/2013	10 to 49 Years
Aaron's	Beeville, TX	(b)	101	1,814	—	—	101	1,814	1,915	(286)	2004	7/17/2013	10 to 45 Years
Aaron's	Mineral Wells, TX	(b)	448	878	—	—	448	878	1,326	(215)	2008	7/17/2013	10 to 42 Years
Aaron's	Largo, FL	(b)	758	1,025	—	—	758	1,025	1,783	(235)	1999	7/17/2013	9 to 36 Years
Aaron's	Mansfield, TX	(b)	859	599	—	—	859	599	1,458	(200)	2007	7/17/2013	10 to 34 Years
Aaron's	Charlotte, NC	(b)	371	598	—	—	371	598	969	(230)	1957	7/17/2013	8 to 25 Years
Aaron's	Alamogordo, NM	(b)	476	560	—	—	476	560	1,036	(208)	2006	7/17/2013	8 to 40 Years
Aaron's	Wichita, KS	(b)	236	741	—	—	236	741	977	(152)	1990	7/17/2013	10 to 42 Years
Aaron's	Grovetown, GA	(b)	425	933	—	—	425	933	1,358	(217)	2007	7/17/2013	10 to 45 Years
Aaron's	Calumet City, IL	(b)	393	949	—	—	393	949	1,342	(256)	1977	7/17/2013	9 to 32 Years
Aaron's	Harrisonville, MO	(b)	316	466	—	—	316	466	782	(189)	1996	7/17/2013	8 to 33 Years
Aaron's	Chiefland, FL	(b)	376	1,206	—	—	376	1,206	1,582	(265)	2007	7/17/2013	10 to 47 Years
Aaron's	Sandersville, GA	(b)	503	751	—	—	503	751	1,254	(199)	2006	7/17/2013	10 to 45 Years
Aaron's	Shreveport, LA	(b)	374	490	—	—	374	490	864	(233)	2001	7/17/2013	10 to 31 Years
Aaron's	Baton Rouge, LA	(b)	328	996	—	—	328	996	1,324	(238)	1999	7/17/2013	10 to 40 Years
Aaron's	Sweetwater, TX	(b)	415	1,097	—	—	415	1,097	1,512	(240)	2006	7/17/2013	10 to 47 Years
Aaron's	Anderson, SC	(b)	351	966	—	—	351	966	1,317	(203)	1992	7/17/2013	10 to 41 Years
Aaron's	Rome, NY	(b)	436	699	—	—	436	699	1,135	(238)	1996	7/17/2013	10 to 28 Years
Aaron's	Hartsville, SC	(b)	536	813	—	—	536	813	1,349	(301)	2007	7/17/2013	10 to 37 Years
Aaron's	Forrest City, AR	(b)	331	860	—	—	331	860	1,191	(178)	2002	7/17/2013	10 to 45 Years
Aaron's	Wilton, NY	(b)	1,348	2,165	—	—	1,348	2,165	3,513	(995)	2000	7/17/2013	8 to 27 Years
ABRA	Suwanee, GA	(b)	442	1,612	—	—	442	1,612	2,054	(18)	1986	11/25/2019	4 to 8 Years
Academy Sports + Outdoors	Lufkin, TX	(a)	1,922	2,735	—	—	1,922	2,735	4,657	(905)	2003	7/17/2013	9 to 30 Years
Academy Sports + Outdoors	North Richland Hills, TX	(b)	1,950	5,451	—	—	1,950	5,451	7,401	(651)	1996	7/17/2013	30 to 30 Years
Academy Sports + Outdoors	Macon, GA	(b)	1,921	4,890	—	—	1,921	4,890	6,811	(1,492)	2005	7/17/2013	10 to 30 Years
Accel International	Meridian, CT	(b)	1,766	7,848	—	—	1,766	7,848	9,614	(1,592)	1997	12/17/2014	15 to 30 Years
Accel International	Avila, IN	(b)	642	4,958	—	—	642	4,958	5,600	(950)	1990	12/17/2014	15 to 30 Years
Advance Auto Parts	Holland Charter Township, MI	(b)	493	1,212	—	—	493	1,212	1,705	(231)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Holland, MI	(b)	542	1,384	—	—	542	1,384	1,926	(277)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Zeeland, MI	(b)	490	1,136	—	—	490	1,136	1,626	(235)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Columbia Heights, MN	(b)	510	1,314	—	—	510	1,314	1,824	(270)	2006	7/17/2013	7 to 43 Years
Advance Auto Parts	Duluth, MN	(b)	207	1,462	—	—	207	1,462	1,669	(244)	2006	7/17/2013	7 to 48 Years
Advance Auto Parts	Rainsville, AL	(b)	251	1,073	—	—	251	1,073	1,324	(250)	2005	7/17/2013	7 to 42 Years
Advance Auto Parts	Grand Bay, AL	(b)	226	1,242	—	—	226	1,242	1,468	(235)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Hurley, MS	(b)	265	1,052	—	—	265	1,052	1,317	(235)	2006	7/17/2013	7 to 45 Years
Advance Auto Parts	Ashland, KY	(b)	613	1,284	—	—	613	1,284	1,897	(282)	2006	7/17/2013	8 to 48 Years
Advance Auto Parts	Jackson, OH	(b)	397	1,251	—	—	397	1,251	1,648	(261)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	New Boston, OH	(b)	345	1,538	—	—	345	1,538	1,883	(278)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Maryland Heights, MO	(b)	522	1,155	—	—	522	1,155	1,677	(248)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Scottsburg, IN	(b)	238	665	—	—	238	665	903	(156)	2006	7/17/2013	8 to 43 Years
Advance Auto Parts	Charlotte, NC	(b)	403	1,146	—	—	403	1,146	1,549	(283)	2008	7/17/2013	12 to 43 Years
Advance Auto Parts	Irvington, NJ	(b)	1,605	1,912	—	—	1,605	1,912	3,517	(403)	2006	7/17/2013	7 to 47 Years
Advance Auto Parts	Midwest City, OK	(b)	353	815	—	—	353	815	1,168	(202)	2007	7/17/2013	9 to 44 Years
Advance Auto Parts	Penns Grove, NJ	(b)	612	1,564	—	—	612	1,564	2,176	(312)	2006	7/17/2013	8 to 47 Years
Advance Auto Parts	St. Francis, WI	(b)	532	1,557	—	—	532	1,557	2,089	(342)	2006	7/17/2013	8 to 48 Years
Advance Auto Parts	Willingboro, NJ	(b)	784	1,369	—	—	784	1,369	2,153	(335)	2007	7/17/2013	9 to 47 Years

1
1
5

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Advance Auto Parts	Dunellen, NJ	(b)	1,177	1,973	—	—	1,177	1,973	3,150	(353)	2008	7/17/2013	10 to 48 Years
Advance Auto Parts	Natchez, MS	(b)	509	754	—	—	509	754	1,263	(95)	1998	7/22/2016	7 to 40 Years
Advance Auto Parts	Burlington, IA	(b)	467	737	—	—	467	737	1,204	(94)	1989	7/22/2016	7 to 40 Years
Advance Auto Parts	Denmark, SC	(b)	439	504	—	—	439	504	943	(97)	1996	7/22/2016	7 to 30 Years
Advance Auto Parts	Griffin, GA	(b)	441	1,142	—	—	441	1,142	1,583	(133)	1998	7/22/2016	7 to 50 Years
Advance Auto Parts	Waynesboro, GA	(b)	330	1,015	—	—	330	1,015	1,345	(115)	1995	7/22/2016	7 to 50 Years
Advance Auto Parts	Wiggins, MS	(b)	279	630	—	—	279	630	909	(99)	1965	7/22/2016	7 to 30 Years
Advance Auto Parts	Blakeley, GA	(b)	169	887	—	—	169	887	1,056	(94)	1995	7/22/2016	7 to 50 Years
Advance Auto Parts	Theodore, AL	(b)	549	755	—	—	549	755	1,304	(110)	1996	7/22/2016	7 to 40 Years
Advance Auto Parts	Margate, FL	(b)	480	507	—	—	480	507	987	(76)	1991	7/22/2016	7 to 40 Years
Advance Auto Parts	Atmore, AL	(b)	417	444	—	—	417	444	861	(93)	1995	7/22/2016	7 to 30 Years
Advance Auto Parts	Clinton, MS	(b)	569	693	—	—	569	693	1,262	(118)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Richmond Hill, GA	(b)	418	701	—	—	418	701	1,119	(116)	1995	7/22/2016	7 to 30 Years
Advance Auto Parts	Alton, IL	(b)	346	553	—	—	346	553	899	(102)	1997	7/22/2016	7 to 30 Years
Advance Auto Parts	Kingsland, GA	(b)	1,037	997	—	—	1,037	997	2,034	(128)	1998	7/22/2016	7 to 40 Years
Advance Auto Parts	Dayton, OH	(b)	317	572	—	—	317	572	889	(92)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Camilla, GA	(b)	419	412	—	—	419	412	831	(77)	1995	7/22/2016	7 to 30 Years
Advance Auto Parts	St. Louis, MO	(b)	607	505	—	—	607	505	1,112	(100)	1997	7/22/2016	7 to 30 Years
Advance Auto Parts	Covington, LA	(b)	507	426	—	—	507	426	933	(91)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Columbus, GA	(b)	628	769	—	—	628	769	1,397	(115)	1998	7/22/2016	7 to 40 Years
Advance Auto Parts	Newton, MS	(b)	336	443	—	—	336	443	779	(77)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Augusta, GA	(b)	482	750	—	—	482	750	1,232	(110)	1998	7/22/2016	7 to 40 Years
Advance Auto Parts	Tampa, FL	(b)	721	1,055	—	—	721	1,055	1,776	(136)	1997	7/22/2016	7 to 40 Years
Advance Auto Parts	New Smyrna Beach, FL	(b)	774	818	—	—	774	818	1,592	(110)	1999	7/22/2016	7 to 40 Years
Advance Auto Parts	Fort Lauderdale, FL	(b)	772	1,005	—	—	772	1,005	1,777	(144)	1996	7/22/2016	7 to 40 Years
Advance Auto Parts	Jackson, MS	(b)	396	423	—	—	396	423	819	(72)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Castle Shannon, PA	(b)	620	732	—	—	620	732	1,352	(129)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Savannah, GA	(b)	688	492	—	—	688	492	1,180	(94)	1995	7/22/2016	7 to 40 Years
Advance Auto Parts	College Park, GA	(b)	386	506	—	—	386	506	892	(100)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Hattiesburg, MS	(b)	452	821	—	—	452	821	1,273	(94)	1997	7/22/2016	7 to 40 Years
Advance Auto Parts	Gibsonton, FL	(b)	526	448	—	—	526	448	974	(109)	1999	7/22/2016	7 to 30 Years
Advance Auto Parts	Hialeah, FL	(b)	682	1,054	—	—	682	1,054	1,736	(139)	1998	7/22/2016	7 to 40 Years
Advance Auto Parts	Montgomery, AL	(b)	435	494	—	—	435	494	929	(123)	1999	7/22/2016	7 to 30 Years
Advance Auto Parts	Greenfield, IN	(b)	502	1,070	—	—	502	1,070	1,572	(4)	2003	11/25/2019	4 to 36 Years
Advance Auto Parts	Trenton, OH	(b)	345	702	—	—	345	702	1,047	(3)	2003	11/25/2019	4 to 35 Years
Alabama Clinics	Dothan, AL	(b)	695	1,707	—	20	695	1,727	2,422	(328)	2012	12/21/2016	1 to 40 Years
Alaska Club	Anchorage, AK	(b)	1,054	4,756	—	—	1,054	4,756	5,810	(242)	2006	8/15/2018	10 to 38 Years
Alaska Club	Anchorage, AK	(b)	2,864	8,258	—	—	2,864	8,258	11,122	(476)	1972	8/15/2018	11 to 43 Years
Alaska Club	Fairbanks, AK	(b)	2,012	9,941	—	—	2,012	9,941	11,953	(637)	1976	8/15/2018	10 to 39 Years
Alaska Club	Wasilla, AK	(b)	2,864	8,769	—	—	2,864	8,769	11,633	(542)	1984	8/15/2018	10 to 31 Years
Alaska Club	Anchorage, AK	(b)	5,366	15,115	—	—	5,366	15,115	20,481	(862)	1977	8/15/2018	11 to 32 Years
Albertsons	Tigard, OR	(b)	5,515	4,279	—	—	5,515	4,279	9,794	(832)	1998	4/1/2015	15 to 30 Years
Albertsons	Lake Oswego, OR	(b)	4,257	5,891	—	—	4,257	5,891	10,148	(812)	1965	3/18/2015	15 to 40 Years
Albertsons	Walla Walla, WA	(b)	1,964	8,420	—	—	1,964	8,420	10,384	(1,227)	1972	3/2/2015	15 to 40 Years
Albertsons	Boise, ID	(b)	1,470	2,280	—	—	1,470	2,280	3,750	(837)	1982	12/17/2013	4 to 20 Years
Albertsons	Las Cruces, NM	(b)	1,132	2,765	—	—	1,132	2,765	3,897	(738)	1983	12/17/2013	5 to 30 Years
Albertsons	Midland, TX	(b)	1,498	3,096	—	—	1,498	3,096	4,594	(1,130)	1983	12/17/2013	5 to 20 Years
Aldi	Tupelo, MS	(b)	1,131	1,176	(372)	(435)	759	741	1,500	(143)	1995	7/17/2013	4 to 22 Years
Allstate Insurance Company	Yuma, AZ	(a)	2,583	5,221	—	—	2,583	5,221	7,804	(1,366)	2007	7/17/2013	4 to 46 Years
AMC Theatres	Covina, CA	(b)	5,566	26,922	—	—	5,566	26,922	32,488	(8,917)	1997	6/23/2004	13 to 40 Years
AMC Theatres	Missoula, MT	(b)	2,333	3,406	—	—	2,333	3,406	5,739	(1,561)	1998	6/23/2004	15 to 40 Years
AMC Theatres	Johnston, IA	(a)	3,046	10,213	—	—	3,046	10,213	13,259	(4,988)	1998	6/23/2004	15 to 30 Years
AMC Theatres	Yukon, OK	(a)	1,082	3,538	—	1,600	1,082	5,138	6,220	(989)	2007	7/17/2013	8 to 33 Years
American Lubefast	Moultrie, GA	(b)	179	271	—	—	179	271	450	(222)	1983	9/7/2007	15 to 20 Years
American Lubefast	Spanish Fort, AL	(b)	563	607	—	—	563	607	1,170	(403)	1993	9/7/2007	15 to 30 Years

1
1
6

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
American Lubefast	Montgomery, AL	(b)	241	628	—	—	241	628	869	(314)	1997	9/7/2007	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	238	564	—	—	238	564	802	(285)	1994	9/7/2007	15 to 30 Years
American Lubefast	Montgomery, AL	(b)	303	636	—	—	303	636	939	(327)	1996	9/7/2007	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	148	459	—	—	148	459	607	(227)	1972	9/7/2007	15 to 30 Years
American Lubefast	Marianna, FL	(b)	283	452	—	—	283	452	735	(222)	1994	9/7/2007	15 to 40 Years
American Lubefast	Albany, GA	(b)	242	572	—	—	242	572	814	(225)	1982	9/7/2007	15 to 40 Years
American Lubefast	Pensacola, FL	(b)	104	333	—	—	104	333	437	(181)	1968	9/7/2007	15 to 30 Years
American Lubefast	Mobile, AL	(b)	89	501	—	—	89	501	590	(241)	1982	11/30/2007	15 to 30 Years
American Lubefast	Albany, GA	(b)	281	575	—	—	281	575	856	(325)	1997	9/7/2007	15 to 30 Years
American Lubefast	Gulf Breeze, FL	(b)	296	457	—	—	296	457	753	(230)	1993	9/7/2007	15 to 30 Years
American Lubefast	Valdosta, GA	(b)	376	576	—	—	376	576	952	(314)	1996	11/30/2007	15 to 30 Years
American Lubefast	Montgomery, AL	(b)	275	528	—	—	275	528	803	(293)	1988	9/7/2007	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	195	569	—	—	195	569	764	(294)	1983	9/7/2007	15 to 30 Years
American Lubefast	Opelika, AL	(b)	503	628	—	—	503	628	1,131	(362)	1995	9/7/2007	15 to 30 Years
American Lubefast	Auburn, AL	(b)	676	647	—	—	676	647	1,323	(387)	1995	9/7/2007	15 to 30 Years
American Lubefast	Ocean Springs, MS	(b)	145	186	—	—	145	186	331	(58)	1988	7/17/2013	15 to 30 Years
American Lubefast	Montgomery, AL	(b)	398	626	—	—	398	626	1,024	(342)	1997	9/7/2007	15 to 30 Years
American Lubefast	Niceville, FL	(b)	458	454	—	—	458	454	912	(199)	1996	9/7/2007	15 to 40 Years
American Lubefast	Montgomery, AL	(b)	422	857	—	—	422	857	1,279	(431)	1992	9/7/2007	15 to 30 Years
American Lubefast	Mobile, AL	(b)	157	508	—	—	157	508	665	(254)	1982	9/7/2007	15 to 30 Years
American Lubefast	Dothan, AL	(b)	162	659	—	—	162	659	821	(320)	1996	9/7/2007	15 to 30 Years
American Lubefast	Pensacola, FL	(b)	150	575	—	—	150	575	725	(293)	1986	9/7/2007	15 to 30 Years
American Lubefast	Crestview, FL	(b)	544	743	—	—	544	743	1,287	(368)	1975	9/7/2007	15 to 30 Years
American Lubefast	Panama City, FL	(b)	378	252	—	—	378	252	630	(100)	1997	7/17/2013	15 to 30 Years
American Lubefast	Milton, FL	(b)	137	577	—	—	137	577	714	(283)	1986	9/7/2007	15 to 30 Years
American Lubefast	Wetumpka, AL	(b)	224	437	—	—	224	437	661	(3)	1995	11/25/2019	6 to 17 Years
American Lubefast	Waycross, GA	(b)	207	499	—	—	207	499	706	(3)	1998	11/25/2019	10 to 20 Years
America’s Service Station	Dacula, GA	(b)	1,198	1,212	—	—	1,198	1,212	2,410	(4)	2000	11/25/2019	10 to 29 Years
America’s Service Station	Farragut, TN	(b)	959	1,613	—	—	959	1,613	2,572	(4)	2011	11/25/2019	13 to 42 Years
Andy’s Frozen Custard	Naperville, IL	(b)	976	—	27	983	1,003	983	1,986	(54)	2016	6/30/2016	39 to 40 Years
Andy’s Frozen Custard	Rogers, AR	(b)	334	884	—	—	334	884	1,218	(180)	2005	9/30/2014	15 to 30 Years
Andy’s Frozen Custard	Orland Park, IL	(b)	999	—	290	1,031	1,289	1,031	2,320	(21)	20 19	9/12/2016	13 to 35 Years
Andy’s Frozen Custard	Kansas City, MO	(b)	772	18	—	916	772	934	1,706	(93)	1995	9/19/2014	40 to 40 Years
Applebee’s	Augusta, GA	(b)	1,494	2,019	—	—	1,494	2,019	3,513	(438)	2005	7/17/2013	13 to 40 Years
Applebee’s	Aurora, CO	(b)	1,017	1,743	—	—	1,017	1,743	2,760	(399)	1998	7/17/2013	13 to 35 Years
Applebee’s	Colorado Springs, CO	(b)	937	1,120	—	—	937	1,120	2,057	(404)	1998	7/17/2013	8 to 25 Years
Applebee’s	Albany, OR	(b)	913	1,951	—	—	913	1,951	2,864	(465)	2005	7/17/2013	12 to 35 Years
Applebee’s	Macon, GA	(b)	838	1,723	—	—	838	1,723	2,561	(377)	1995	7/17/2013	13 to 40 Years
Applebee’s	Walla Walla, WA	(b)	665	2,072	—	—	665	2,072	2,737	(522)	2005	7/17/2013	11 to 35 Years
Applebee’s	Santa Fe, NM	(b)	2,120	2,033	—	—	2,120	2,033	4,153	(444)	1997	7/17/2013	13 to 40 Years
Applebee’s	Columbus, GA	(b)	1,199	1,911	—	—	1,199	1,911	3,110	(429)	2005	7/17/2013	13 to 40 Years
Applebee’s	Warner Robins, GA	(b)	1,228	1,714	—	—	1,228	1,714	2,942	(397)	1994	7/17/2013	11 to 40 Years
Applebee’s	Loveland, CO	(b)	602	1,913	—	—	602	1,913	2,515	(370)	1997	7/17/2013	12 to 40 Years
Applebee’s	Littleton, CO	(b)	696	1,943	—	—	696	1,943	2,639	(410)	1990	7/17/2013	11 to 40 Years
Applebee’s	Union Gap, WA	(b)	522	2,218	—	—	522	2,218	2,740	(412)	2004	7/17/2013	13 to 40 Years
Applebee’s	Gallup, NM	(b)	937	2,277	—	—	937	2,277	3,214	(504)	2004	7/17/2013	13 to 40 Years
Applebee’s	Savannah, GA	(b)	1,112	1,727	—	—	1,112	1,727	2,839	(388)	1993	7/17/2013	13 to 40 Years
Applebee’s	Columbus, GA	(b)	2,102	1,717	—	—	2,102	1,717	3,819	(352)	1993	7/17/2013	13 to 40 Years
Applebee’s	Macon, GA	(b)	874	1,712	—	—	874	1,712	2,586	(390)	1995	7/17/2013	11 to 40 Years
Applebee’s	Fountain, CO	(b)	861	2,226	—	—	861	2,226	3,087	(466)	2005	7/17/2013	12 to 38 Years
Applebee’s	Aurora, CO	(b)	1,521	1,498	—	—	1,521	1,498	3,019	(422)	1992	7/17/2013	9 to 32 Years
Applebee’s	Clovis, NM	(b)	861	2,172	—	—	861	2,172	3,033	(504)	2005	7/17/2013	13 to 40 Years
Applebee’s	Grand Junction, CO	(b)	1,363	1,990	—	—	1,363	1,990	3,353	(453)	1995	7/17/2013	10 to 40 Years
Applebee’s	Garden City, GA	(b)	1,184	1,465	—	—	1,184	1,465	2,649	(346)	1998	7/17/2013	9 to 40 Years
Applebee’s	Longview, WA	(b)	870	2,855	—	—	870	2,855	3,725	(573)	2004	7/17/2013	13 to 40 Years

1
17

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Applebee’s	Chicago, IL	(b)	1,452	1,960	—	—	1,452	1,960	3,412	(8)	1999	11/25/2019	9 to 23 Years
Arby’s	New Castle, PA	(b)	573	1,042	—	—	573	1,042	1,615	(416)	1999	7/17/2013	7 to 25 Years
Arby’s	Jacksonville, FL	(b)	368	739	—	—	368	739	1,107	(6)	1998	11/25/2019	3 to 13 Years
Arby’s	Indianapolis, IN	(b)	604	342	—	—	604	342	946	(3)	1998	11/25/2019	3 to 15 Years
Arby’s	North Canton, OH	(b)	327	706	—	—	327	706	1,033	(3)	1989	11/25/2019	4 to 26 Years
Arby’s	Moncks Corner, SC	(b)	569	826	—	—	569	826	1,395	(7)	1998	11/25/2019	7 to 13 Years
Arby’s	Martinsburg, WV	(b)	594	1,256	—	—	594	1,256	1,850	(8)	1999	11/25/2019	8 to 14 Years
Arby’s	Champlin, MN	(b)	710	408	—	—	710	408	1,118	(165)	2004	3/20/2015	8 to 20 Years
Arby’s	Sun City, AZ	(b)	594	926	—	—	594	926	1,520	(5)	1986	11/25/2019	8 to 21 Years
Arby’s	Tyler, TX	(b)	355	663	—	—	355	663	1,018	(114)	1980	12/29/2015	15 to 30 Years
Arby’s	Odessa, TX	(b)	499	941	—	—	499	941	1,440	(154)	1982	12/29/2015	15 to 30 Years
Arby’s	Midland, TX	(b)	768	893	—	—	768	893	1,661	(150)	1982	12/29/2015	15 to 30 Years
Arby’s	Amarillo, TX	(b)	304	943	—	—	304	943	1,247	(6)	1985	11/25/2019	4 to 16 Years
Ashley Furniture	Anderson, SC	(a)	870	1,909	—	—	870	1,909	2,779	(515)	2006	7/17/2013	8 to 40 Years
Ashley Furniture	Amarillo, TX	(b)	1,481	4,999	—	—	1,481	4,999	6,480	(1,376)	2001	7/17/2013	9 to 36 Years
Ashley Furniture	Mount Juliet, TN	(b)	2,049	4,604	—	232	2,049	4,836	6,885	(975)	2008	7/17/2013	10 to 45 Years
Ashley Furniture	El Paso, TX	(b)	2,602	5,092	—	—	2,602	5,092	7,694	(21)	1973	11/25/2019	9 to 30 Years
At Home	Mesa, AZ	(b)	4,067	4,321	—	13	4,067	4,334	8,401	(1,016)	2002	12/20/2016	10 to 20 Years
At Home	Louisville, KY	(b)	4,726	5,210	—	13	4,726	5,223	9,949	(1,078)	1984	12/20/2016	9 to 20 Years
At Home	Corpus Christi, TX	(b)	3,734	4,949	—	—	3,734	4,949	8,683	(1,356)	1986	8/1/2016	8 to 20 Years
At Home	Jenison, MI	(b)	2,303	5,743	—	88	2,303	5,831	8,134	(974)	1989	8/1/2016	8 to 30 Years
At Home	Buford, GA	(b)	1,940	4,704	—	—	1,940	4,704	6,644	(758)	1984	8/1/2016	8 to 30 Years
At Home	Broomfield, CO	(b)	4,538	4,675	—	—	4,538	4,675	9,213	(1,156)	1995	8/1/2016	9 to 20 Years
At Home	Lubbock, TX	(b)	2,129	7,926	—	—	2,129	7,926	10,055	(36)	1985	11/25/2019	7 to 29 Years
At Home	Whitehall, PA	(b)	3,354	7,088	—	—	3,354	7,088	10,442	(263)	2018	3/28/2019	10 to 30 Years
At Home	Plano, TX	(b)	4,481	11,495	—	—	4,481	11,495	15,976	(279)	2018	3/28/2019	16 to 40 Years
At Home	Frederick, MD	(b)	8,060	9,177	—	—	8,060	9,177	17,237	(360)	2018	3/28/2019	12 to 31 Years
At Home	Live Oak, TX	(b)	6,554	12,444	—	—	6,554	12,444	18,998	(317)	2014	3/28/2019	16 to 38 Years
At Home	Mansfield, TX	(b)	2,839	9,324	—	—	2,839	9,324	12,163	(268)	2018	3/28/2019	15 to 35 Years
AT&T	Santa Clara, CA	(b)	2,873	8,252	—	—	2,873	8,252	11,125	(1,553)	2002	7/17/2013	5 to 48 Years
ATC Fitness	Southaven, MS	(b)	1,187	1,817	—	—	1,187	1,817	3,004	(392)	2014	9/17/2014	15 to 40 Years
Avalon Flooring	Rio Grande, NJ	(b)	753	3,299	—	—	753	3,299	4,052	(530)	2006	3/31/2015	11 to 40 Years
AZ Sommers Cooling and Heating	Kingman, AZ	(b)	265	588	(152)	(321)	113	267	380	(9)	1977	3/31/2017	7 to 27 Years
Bagger Dave’s Burger Tavern	Berkley, MI	(b)	410	329	—	—	410	329	739	(2)	1927	11/25/2019	8 to 27 Years
Bagger Dave’s Burger Tavern	Grand Rapids, MI	(b)	659	100	—	—	659	100	759	(2)	1985	11/25/2019	6 to 27 Years
Bank of America	Delray Beach, FL	(a)	3,831	16,789	—	—	3,831	16,789	20,620	(2,681)	1975	7/17/2013	8 to 50 Years
Bank of America	Hunt Valley, MD	(b)	13,131	74,628	—	—	13,131	74,628	87,759	(606)	1974	9/26/2019	9 to 52 Years
BE Aerospace	Winston-Salem, NC	(a)	927	3,455	—	—	927	3,455	4,382	(1,077)	1987	7/17/2013	5 to 40 Years
Bellefonte Primary Care	Grayson, KY	(b)	658	3,171	—	—	658	3,171	3,829	(633)	2013	8/18/2014	9 to 40 Years
Best Buy	Wichita, KS	(b)	3,368	6,312	—	—	3,368	6,312	9,680	(1,964)	1984	7/17/2013	7 to 29 Years
Best Buy	Fayetteville, NC	(a)	1,560	6,893	—	—	1,560	6,893	8,453	(1,463)	1999	7/17/2013	6 to 41 Years
Best Buy	Evanston, IL	(b)	3,275	5,338	—	—	3,275	5,338	8,613	(489)	1993	7/17/2013	30 to 30 Years
Best Buy	Las Cruces, NM	(b)	1,328	2,616	—	—	1,328	2,616	3,944	(607)	2002	7/17/2013	8 to 41 Years
Big Lots ( f )	Whiteville, NC	(b)	1,119	1,676	—	—	1,119	1,676	2,795	(1,049)	1988	7/17/2013	7 to 30 Years
Big Sandy Furniture	South Point, OH	(b)	1,030	3,123	—	—	1,030	3,123	4,153	(20)	1990	11/25/2019	6 to 15 Years
Big Sandy Furniture	Parkersburg, WV	(b)	1,021	4,403	—	—	1,021	4,403	5,424	(42)	1976	11/25/2019	3 to 10 Years
Big Sandy Furniture	Portsmouth, OH	(b)	368	1,936	—	—	368	1,936	2,304	(8)	1988	11/25/2019	7 to 23 Years
Big Sandy Furniture	Ashland, KY	(b)	696	767	—	—	696	767	1,463	(7)	1993	11/25/2019	6 to 15 Years
Big Sandy Furniture	Chillicothe, OH	(b)	511	2,614	—	—	511	2,614	3,125	(11)	1995	11/25/2019	7 to 25 Years
Big Sandy Furniture	Ashland, KY	(b)	739	2,316	—	—	739	2,316	3,055	(13)	1990	11/25/2019	7 to 19 Years
Big Sandy Furniture	Hurricane, WV	(b)	962	3,093	—	—	962	3,093	4,055	(11)	1998	11/25/2019	7 to 34 Years
Bi-Lo	Hartsville, SC	(b)	696	5,402	—	—	696	5,402	6,098	(983)	1988	9/30/2014	10 to 40 Years
BJ’s Wholesale Club	Fort Lauderdale, FL	(b)	6,775	18,649	—	—	6,775	18,649	25,424	(4,172)	2007	7/17/2013	12 to 37 Years
BJ’s Wholesale Club	Woodstock, GA	(a)	4,383	16,588	—	—	4,383	16,588	20,971	(4,382)	2001	7/17/2013	8 to 33 Years
BJ’s Wholesale Club	Haverhill, MA	(b)	3,192	15,353	—	—	3,192	15,353	18,545	(3,966)	2007	7/17/2013	11 to 32 Years

11
8

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
BJ’s Wholesale Club	Tampa, FL	(b)	4,810	10,220	—	35	4,810	10,255	15,065	(1,428)	1993	1/10/2017	10 to 30 Years
BJ’s Wholesale Club	Taylor, MI	(b)	4,275	17,672	—	—	4,275	17,672	21,947	—	2019	12/12/2019	14 to 50 Years
Bojangles’	Hickory, NC	(b)	598	1,893	—	—	598	1,893	2,491	(18)	1995	11/25/2019	5 to 10 Years
Books-A-Million	Rapid City, SD	(b)	575	2,568	—	—	575	2,568	3,143	(606)	2001	7/17/2013	2 to 45 Years
Boscovs	Voorhees, NJ	(b)	1,803	4,314	—	—	1,803	4,314	6,117	(34)	1970	11/25/2019	3 to 25 Years
Brookshire Brothers	Cleveland, TX	(b)	465	2,867	—	—	465	2,867	3,332	(2,067)	1991	12/1/2005	15 to 20 Years
Brookshire Brothers	Corrigan, TX	(b)	395	630	—	—	395	630	1,025	(526)	1971	12/1/2005	15 to 20 Years
Brookshire Brothers	Diboll, TX	(b)	775	872	—	—	775	872	1,647	(746)	1974	12/1/2005	15 to 20 Years
Brookshire Brothers	Lufkin, TX	(b)	1,178	352	—	—	1,178	352	1,530	(395)	1977	12/1/2005	15 to 20 Years
Brookshire Brothers	Navasota, TX	(b)	781	1,499	—	—	781	1,499	2,280	(837)	1992	12/1/2005	15 to 30 Years
Brookshire Brothers	Timpson, TX	(b)	253	312	—	—	253	312	565	(286)	1978	12/1/2005	15 to 20 Years
Brookshire Brothers	Hallettsville, TX	(b)	550	1,545	—	—	550	1,545	2,095	(447)	2004	3/31/2014	10 to 30 Years
Buffalo Wild Wings	Gaylord, MI	(b)	1,023	1,125	—	—	1,023	1,125	2,148	(7)	2014	11/25/2019	9 to 33 Years
Buffalo Wild Wings	Wesley Chapel, FL	(b)	2,672	1,725	—	—	2,672	1,725	4,397	(306)	2015	8/18/2015	14 to 40 Years
Buffalo Wild Wings	Birch Run, MI	(b)	1,852	1,290	—	—	1,852	1,290	3,142	(496)	2014	12/24/2014	14 to 30 Years
Buffalo Wild Wings	Clinton Township, MI	(b)	1,377	911	—	—	1,377	911	2,288	(257)	2003	11/5/2014	14 to 30 Years
Buffalo Wild Wings	Brandon, FL	(b)	1,358	614	—	—	1,358	614	1,972	(282)	2004	11/5/2014	14 to 20 Years
Burger King	Saint Ann, MO	(b)	470	1,800	—	—	470	1,800	2,270	(6)	1985	11/25/2019	10 to 34 Years
Burger King	Garner, NC	(b)	600	765	—	—	600	765	1,365	(470)	1995	9/29/2006	15 to 30 Years
Burger King	Fayetteville, NC	(b)	607	1,020	—	—	607	1,020	1,627	(646)	1996	9/29/2006	15 to 30 Years
Burger King	Springfield, IL	(b)	693	472	—	—	693	472	1,165	(4)	1988	11/25/2019	8 to 20 Years
Burger King	Louisville, KY	(b)	829	684	—	—	829	684	1,513	(6)	1994	11/25/2019	4 to 18 Years
Burger King	Buffalo, NY	(b)	761	298	—	—	761	298	1,059	(5)	1993	11/25/2019	5 to 17 Years
Burger King	Buffalo, NY	(b)	83	806	—	—	83	806	889	(10)	1976	11/25/2019	5 to 12 Years
Burger King	Springville, NY	(b)	313	614	—	—	313	614	927	(7)	1988	11/25/2019	5 to 19 Years
Burger King	Cheektowaga, NY	(b)	484	310	—	—	484	310	794	(6)	1985	11/25/2019	5 to 18 Years
Burger King	Fayetteville, NC	(b)	612	739	—	—	612	739	1,351	(6)	1987	11/25/2019	7 to 14 Years
Burger King	Lillington, NC	(b)	367	771	—	—	367	771	1,138	(9)	1992	11/25/2019	3 to 8 Years
Burger King	Decatur, IL	(b)	474	468	—	—	474	468	942	(4)	1992	11/25/2019	10 to 18 Years
Burger King	Durham, NC	(b)	1,253	—	—	—	1,253	—	1,253	—	(e)	7/17/2013	(e)
Burger King	Mebane, NC	(b)	846	682	—	—	846	682	1,528	(382)	1993	9/29/2006	15 to 30 Years
Burger King	Apopka, FL	(b)	778	670	—	—	778	670	1,448	(5)	1977	11/25/2019	9 to 24 Years
Burger King	Orlando, FL	(b)	1,175	515	—	—	1,175	515	1,690	(4)	1985	11/25/2019	9 to 20 Years
Burger King	Gilman, IL	(b)	363	337	—	—	363	337	700	(6)	1998	11/25/2019	3 to 12 Years
Caliber Collision	Conroe, TX	(b)	2,056	2,306	—	32	2,056	2,338	4,394	(271)	2016	12/28/2016	14 to 50 Years
Caliber Collision	Houston, TX	(b)	2,089	2,332	—	33	2,089	2,365	4,454	(246)	2016	3/16/2017	14 to 50 Years
Camping World	Poteau, OK	(b)	2,210	3,839	—	17	2,210	3,856	6,066	(604)	2015	3/22/2017	15 to 30 Years
Camping World	Wentzville, MO	(b)	2,040	5,133	—	1,264	2,040	6,397	8,437	(641)	2015	3/27/2015	39 to 40 Years
Camping World	Tulsa, OK	(b)	4,569	88	—	6,944	4,569	7,032	11,601	(971)	2016	12/15/2016	11 to 40 Years
Camping World	Summerfield, FL	(b)	3,059	3,949	—	—	3,059	3,949	7,008	(949)	2004	8/29/2016	10 to 30 Years
Camping World	Monticello, MN	(b)	3,873	769	—	1,386	3,873	2,155	6,028	(707)	2016	12/29/2016	9 to 30 Years
Camping World	Biloxi, MS	(b)	3,274	627	—	6,334	3,274	6,961	10,235	(577)	2016	12/22/2016	15 to 40 Years
Camping World	Kenosha, WI	(b)	3,522	1,896	—	—	3,522	1,896	5,418	(15)	2004	11/25/2019	9 to 40 Years
Camping World	Saukville, WI	(b)	3,073	3,724	—	—	3,073	3,724	6,797	(16)	2014	11/25/2019	8 to 40 Years
CarMax	Ontario, CA	(b)	7,981	6,937	—	—	7,981	6,937	14,918	(2,213)	2005	6/30/2005	15 to 40 Years
CarMax	Pompano Beach, FL	(b)	6,153	5,010	—	—	6,153	5,010	11,163	(1,615)	2004	6/30/2005	15 to 40 Years
CarMax	Midlothian, VA	(b)	4,775	6,056	—	—	4,775	6,056	10,831	(1,946)	2004	6/30/2005	15 to 40 Years
CarMax	Pineville, NC	(a)	4,865	1,902	—	—	4,865	1,902	6,767	(873)	2002	7/17/2013	10 to 30 Years
CarMax	Greenville, SC	(b)	4,947	20,682	—	—	4,947	20,682	25,629	(67)	1999	11/25/2019	6 to 35 Years
CarMax	Kennesaw, GA	(b)	10,920	3,192	—	—	10,920	3,192	14,112	(24)	1995	11/25/2019	7 to 38 Years
CarMax	Raleigh, NC	(b)	5,603	5,063	—	—	5,603	5,063	10,666	(31)	1994	11/25/2019	8 to 30 Years
Carrington College	Mesquite, TX	(b)	2,534	1,780	—	656	2,534	2,436	4,970	(950)	1996	7/17/2013	8 to 23 Years
Chapala	Boise, ID	(b)	477	139	—	—	477	139	616	(1)	1998	11/25/2019	3 to 20 Years
Charleston’s Restaurant	Norman, OK	(b)	1,328	3,380	—	—	1,328	3,380	4,708	(21)	1992	11/25/2019	2 to 15 Years
Charleston’s Restaurant	Tulsa, OK	(b)	1,292	3,075	—	—	1,292	3,075	4,367	(15)	2002	11/25/2019	2 to 20 Years

1
1
9

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Chick-Fil-A	Carrollton, GA	(b)	985	725	—	—	985	725	1,710	(245)	1995	7/17/2013	11 to 33 Years
Childcare Network	East Point, GA	(b)	411	1,279	—	—	411	1,279	1,690	(141)	2016	12/13/2016	14 to 40 Years
Childcare Network	Elon, NC	(b)	486	846	—	—	486	846	1,332	(186)	1998	12/2/2016	4 to 30 Years
Childcare Network	Winston-Salem, NC	(b)	541	659	—	—	541	659	1,200	(116)	1993	12/2/2016	5 to 30 Years
Childcare Network	Greensboro, NC	(b)	360	540	—	—	360	540	900	(73)	1949	12/2/2016	9 to 30 Years
Childcare Network	Burlington, NC	(b)	306	533	—	—	306	533	839	(103)	1971	12/13/2016	7 to 20 Years
Childcare Network	Grand Prairie, TX	(b)	1,057	2,350	—	—	1,057	2,350	3,407	(510)	2007	7/17/2015	15 to 30 Years
Childcare Network	Denton, TX	(b)	626	1,909	—	—	626	1,909	2,535	(362)	2000	7/17/2015	15 to 30 Years
Childcare Network	Fort Worth, TX	(b)	392	871	—	—	392	871	1,263	(203)	2006	7/17/2015	15 to 30 Years
Childcare Network	Columbus, GA	(b)	342	1,096	—	30	342	1,126	1,468	(175)	2015	12/22/2015	15 to 40 Years
Childcare Network	High Point, NC	(b)	205	978	—	—	205	978	1,183	(157)	1981	12/22/2015	15 to 30 Years
Childcare Network	Hampton, GA	(b)	391	460	—	—	391	460	851	(113)	2005	12/22/2015	15 to 30 Years
Childcare Network	Warner Robins, GA	(b)	431	620	—	—	431	620	1,051	(182)	1995	2/27/2015	15 to 20 Years
Childcare Network	Fort Walton Beach, FL	(b)	200	491	—	—	200	491	691	(98)	1977	2/27/2015	15 to 30 Years
Childcare Network	Sanford, NC	(b)	200	611	—	—	200	611	811	(121)	2002	2/27/2015	15 to 30 Years
Childcare Network	Norcross, GA	(b)	831	624	—	—	831	624	1,455	(203)	1985	3/30/2015	15 to 20 Years
Childcare Network	Evans, GA	(b)	508	640	—	—	508	640	1,148	(152)	2003	11/14/2014	15 to 30 Years
Childcare Network	Stockbridge, GA	(b)	533	1,236	—	(16)	533	1,220	1,753	(288)	2000	10/31/2014	15 to 30 Years
Childcare Network	Marietta, GA	(b)	538	792	—	11	538	803	1,341	(133)	2009	9/28/2016	11 to 30 Years
Childcare Network	Chattanooga, TN	(b)	684	841	—	11	684	852	1,536	(130)	1999	9/28/2016	10 to 30 Years
Childcare Network	Pensacola, FL	(b)	390	1,360	—	—	390	1,360	1,750	(104)	2016	2/23/2017	15 to 50 Years
Childtime	Cuyahoga Falls, OH	(b)	279	727	—	—	279	727	1,006	(297)	1974	7/17/2013	8 to 25 Years
Childtime	Arlington, TX	(b)	365	532	—	—	365	532	897	(237)	2006	7/17/2013	10 to 33 Years
Childtime	Oklahoma City, OK	(b)	290	341	—	—	290	341	631	(168)	1985	7/17/2013	11 to 19 Years
Childtime	Rochester, NY	(b)	242	539	—	—	242	539	781	(189)	1981	7/17/2013	8 to 28 Years
Childtime	Modesto, CA	(b)	386	664	—	—	386	664	1,050	(267)	1986	7/17/2013	9 to 22 Years
Childtime	Morrisville, NC	(b)	544	1,378	—	—	544	1,378	1,922	(253)	2010	2/19/2015	15 to 40 Years
Chili’s	Paris, TX	(b)	552	1,821	—	—	552	1,821	2,373	(452)	1999	7/17/2013	11 to 35 Years
Chili’s	Tilton, NH	(b)	1,565	—	—	—	1,565	—	1,565	—	(e)	7/17/2013	(e)
Chuck-A-Rama and Grub Steak	Ogden, UT	(b)	610	1,648	—	—	610	1,648	2,258	(76)	1998	1/22/2019	10 to 28 Years
Chuck-A-Rama and Grub Steak	Orem, UT	(b)	803	1,141	—	—	803	1,141	1,944	(62)	1991	1/22/2019	7 to 22 Years
Chuck-A-Rama and Grub Steak	Lehi, UT	(b)	830	2,141	—	—	830	2,141	2,971	(82)	2011	1/22/2019	10 to 37 Years
Chuck-A-Rama and Grub Steak	Ammon, ID	(b)	503	2,315	—	—	503	2,315	2,818	(92)	2003	1/22/2019	10 to 32 Years
Chuck-A-Rama and Grub Steak	Park City, UT	(b)	205	2,501	—	—	205	2,501	2,706	(75)	1978	1/22/2019	11 to 34 Years
Chuck-A-Rama and Grub Steak	Bountiful, UT	(b)	871	1,406	—	—	871	1,406	2,277	(66)	1995	1/22/2019	10 to 25 Years
Chuck-A-Rama and Grub Steak	Boise, ID	(b)	673	2,071	—	—	673	2,071	2,744	(85)	1998	1/22/2019	11 to 28 Years
Chuck-A-Rama and Grub Steak	Provo, UT	(b)	723	1,549	—	—	723	1,549	2,272	(81)	1990	1/22/2019	10 to 22 Years
Chuck-A-Rama and Grub Steak	Draper, UT	(b)	943	1,876	—	—	943	1,876	2,819	(83)	2004	1/22/2019	11 to 32 Years
Chuck-A-Rama and Grub Steak	St. George, UT	(b)	708	2,036	—	—	708	2,036	2,744	(88)	1995	1/22/2019	10 to 26 Years
Chuck-A-Rama and Grub Steak	Murray, UT	(b)	512	1,328	—	—	512	1,328	1,840	(62)	1996	1/22/2019	10 to 26 Years
Chuck-A-Rama and Grub Steak	Salt Lake City, UT	(b)	1,552	1,747	—	—	1,552	1,747	3,299	(94)	1964	1/22/2019	9 to 22 Years
Chuck-A-Rama and Grub Steak	Logan, UT	(b)	276	2,696	—	—	276	2,696	2,972	(81)	2011	1/22/2019	13 to 37 Years
Church’s Chicken	Balch Springs, TX	(b)	329	576	—	—	329	576	905	(213)	1986	7/17/2013	11 to 31 Years
Church’s Chicken	Rio Grand City, TX	(b)	1,746	554	—	—	1,746	554	2,300	(148)	1984	7/17/2013	12 to 35 Years
Church’s Chicken	Fort Worth, TX	(b)	164	573	—	—	164	573	737	(178)	1965	7/17/2013	11 to 25 Years
Church’s Chicken	Midland, TX	(b)	195	432	—	—	195	432	627	(113)	1972	7/17/2013	9 to 35 Years
Church’s Chicken	Columbus, GA	(b)	640	403	—	—	640	403	1,043	(190)	1983	7/17/2013	11 to 23 Years
Church’s Chicken	Carrolton, TX	(b)	361	415	—	—	361	415	776	(186)	1997	7/17/2013	11 to 25 Years
Church’s Chicken	Phoenix, AZ	(b)	384	528	—	—	384	528	912	(170)	1974	7/17/2013	11 to 27 Years
Church’s Chicken	Tucson, AZ	(b)	191	552	—	—	191	552	743	(135)	1981	7/17/2013	11 to 35 Years
Church’s Chicken	Brownsville, TX	(b)	667	785	—	—	667	785	1,452	(187)	1985	7/17/2013	10 to 35 Years
Church’s Chicken	Abilene, TX	(b)	198	311	—	—	198	311	509	(113)	1975	7/17/2013	10 to 26 Years
Church’s Chicken	San Antonio, TX	(b)	685	257	—	—	685	257	942	(83)	1976	7/17/2013	9 to 35 Years
Church’s Chicken	San Antonio, TX	(b)	592	336	—	—	592	336	928	(105)	1968	7/17/2013	9 to 35 Years
Church’s Chicken	Montgomery, AL	(b)	247	376	—	—	247	376	623	(181)	1999	7/17/2013	10 to 24 Years

1
20

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Church’s Chicken	Kansas City, MO	(b)	462	673	—	—	462	673	1,135	(179)	1996	7/17/2013	10 to 35 Years
Church’s Chicken	Port Lavaca, TX	(b)	339	594	—	—	339	594	933	(183)	1985	7/17/2013	11 to 28 Years
Church’s Chicken	Dallas, TX	(b)	164	431	—	—	164	431	595	(185)	1968	7/17/2013	10 to 18 Years
Church’s Chicken	Oro Valley, AZ	(b)	262	193	—	—	262	193	455	(115)	1983	7/17/2013	11 to 23 Years
Church’s Chicken	McAllen, TX	(b)	601	539	—	—	601	539	1,140	(150)	1985	7/17/2013	11 to 35 Years
Church’s Chicken	Memphis, TN	(b)	156	351	—	—	156	351	507	(142)	1971	7/17/2013	7 to 25 Years
Church’s Chicken	Kansas City, MO	(b)	189	837	—	—	189	837	1,026	(271)	1996	7/17/2013	9 to 25 Years
Church’s Chicken	Edinburg, TX	(b)	624	888	—	—	624	888	1,512	(217)	1985	7/17/2013	11 to 35 Years
Church’s Chicken	North Little Rock, AR	(b)	128	351	—	—	128	351	479	(124)	1999	7/17/2013	10 to 28 Years
Church’s Chicken	Grand Prairie, TX	(b)	147	535	—	—	147	535	682	(161)	1985	7/17/2013	11 to 30 Years
Church’s Chicken	Phoenix, AZ	(b)	400	120	—	—	400	120	520	(94)	1977	7/17/2013	11 to 13 Years
Church’s Chicken	Pine Bluff, AR	(b)	854	431	—	—	854	431	1,285	(109)	1971	7/17/2013	7 to 35 Years
Church’s Chicken	Oklahoma City, OK	(b)	223	469	—	—	223	469	692	(207)	1998	7/17/2013	8 to 22 Years
Church’s Chicken	San Antonio, TX	(b)	375	282	—	—	375	282	657	(135)	1965	7/17/2013	9 to 21 Years
Church’s Chicken	Jackson, MS	(b)	195	582	—	—	195	582	777	(167)	2000	7/17/2013	11 to 30 Years
Church’s Chicken	Victoria, TX	(b)	129	490	—	—	129	490	619	(164)	1985	7/17/2013	11 to 28 Years
Church’s Chicken	Richland Hills, TX	(b)	229	199	—	—	229	199	428	(89)	1999	7/17/2013	10 to 25 Years
Church’s Chicken	Brownsville, TX	(b)	267	652	—	—	267	652	919	(153)	2000	7/17/2013	10 to 35 Years
Church’s Chicken	Tulsa, OK	(b)	767	466	—	—	767	466	1,233	(140)	1976	7/17/2013	8 to 35 Years
Church’s Chicken	Dallas, TX	(b)	249	431	—	—	249	431	680	(117)	1985	7/17/2013	9 to 33 Years
Church’s Chicken	Pleasanton, TX	(b)	230	1,052	—	—	230	1,052	1,282	(256)	1985	7/17/2013	11 to 35 Years
Church’s Chicken	Tyler, TX	(b)	227	527	—	—	227	527	754	(134)	1976	7/17/2013	11 to 35 Years
Church’s Chicken	Oklahoma City, OK	(b)	200	428	—	—	200	428	628	(159)	1971	7/17/2013	9 to 25 Years
Church’s Chicken	Laurel, MS	(b)	690	290	—	—	690	290	980	(139)	1971	7/17/2013	11 to 24 Years
Church’s Chicken	Atlanta, GA	(b)	336	346	—	—	336	346	682	(192)	1981	7/17/2013	11 to 22 Years
Church’s Chicken	Garland, TX	(b)	141	455	—	—	141	455	596	(155)	1986	7/17/2013	10 to 25 Years
Church’s Chicken	LaGrange, GA	(b)	555	44	—	—	555	44	599	(254)	1978	7/17/2013	7 to 30 Years
Church’s Chicken	McAllen, TX	(b)	747	408	—	—	747	408	1,155	(108)	1992	7/17/2013	10 to 35 Years
Church’s Chicken	Decatur, GA	(b)	566	49	—	—	566	49	615	(106)	1979	7/17/2013	3 to 11 Years
Church’s Chicken	East Point, GA	(b)	429	245	—	—	429	245	674	(182)	1977	7/17/2013	11 to 19 Years
Church’s Chicken	Brownsville, TX	(b)	571	930	—	—	571	930	1,501	(263)	2002	7/17/2013	11 to 35 Years
Church’s Chicken	Macon, GA	(b)	291	628	—	—	291	628	919	(160)	1983	7/17/2013	10 to 35 Years
Church’s Chicken	Kingsville, TX	(b)	263	461	—	—	263	461	724	(126)	1977	7/17/2013	9 to 35 Years
Church’s Chicken	Atlanta, GA	(b)	554	258	—	—	554	258	812	(158)	1980	7/17/2013	11 to 23 Years
Church’s Chicken	Victoria, TX	(b)	367	182	—	—	367	182	549	(90)	1984	7/17/2013	11 to 22 Years
Church’s Chicken	Norfolk, VA	(b)	373	517	—	—	373	517	890	(245)	1988	7/17/2013	7 to 20 Years
Church’s Chicken	Dallas, TX	(b)	315	209	—	—	315	209	524	(92)	1999	7/17/2013	10 to 25 Years
Church’s Chicken	Austin, TX	(b)	904	477	—	—	904	477	1,381	(128)	1976	7/17/2013	11 to 35 Years
Church’s Chicken	Atlanta, GA	(b)	394	268	—	—	394	268	662	(197)	1975	7/17/2013	11 to 16 Years
Church’s Chicken	Donna, TX	(b)	1,091	540	—	—	1,091	540	1,631	(150)	1984	7/17/2013	10 to 35 Years
Church’s Chicken	Montgomery, AL	(b)	313	601	—	—	313	601	914	(249)	1999	7/17/2013	10 to 27 Years
Church’s Chicken	Phoenix, AZ	(b)	599	412	—	—	599	412	1,011	(126)	1980	7/17/2013	10 to 35 Years
Church’s Chicken	Brownsville, TX	(b)	795	556	—	—	795	556	1,351	(135)	1977	7/17/2013	10 to 35 Years
Church’s Chicken	Phoenix, AZ	(b)	523	97	—	—	523	97	620	(87)	1976	7/17/2013	9 to 16 Years
Church’s Chicken	Elsa, TX	(b)	1,159	141	—	—	1,159	141	1,300	(78)	1984	7/17/2013	11 to 35 Years
Church’s Chicken	Birmingham, AL	(b)	107	508	—	—	107	508	615	(208)	1983	7/17/2013	7 to 19 Years
Church’s Chicken	Marietta, GA	(b)	350	173	—	—	350	173	523	(124)	1976	7/17/2013	11 to 20 Years
Church’s Chicken	Cordele, GA	(b)	459	181	—	—	459	181	640	(99)	1980	7/17/2013	11 to 35 Years
Church’s Chicken	Memphis, TN	(b)	264	592	—	—	264	592	856	(167)	1971	7/17/2013	11 to 35 Years
Church’s Chicken	Copperas Cove, TX	(b)	186	249	—	—	186	249	435	(102)	1973	7/17/2013	11 to 23 Years
Church’s Chicken	Irving, TX	(b)	463	338	—	—	463	338	801	(89)	1967	7/17/2013	10 to 35 Years
Church’s Chicken	New Braunfels, TX	(b)	302	526	—	—	302	526	828	(182)	1973	7/17/2013	10 to 27 Years
Church’s Chicken	Kirby, TX	(b)	224	262	—	—	224	262	486	(129)	1985	7/17/2013	9 to 18 Years
Church’s Chicken	Memphis, TN	(b)	163	295	—	—	163	295	458	(122)	1979	7/17/2013	10 to 25 Years
Church’s Chicken	Hobbs, NM	(b)	706	534	—	—	706	534	1,240	(171)	1974	7/17/2013	11 to 35 Years

1
2
1

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Church’s Chicken	San Antonio, TX	(b)	544	521	—	—	544	521	1,065	(145)	1967	7/17/2013	11 to 33 Years
Church’s Chicken	Little Rock, AR	(b)	332	432	—	—	332	432	764	(114)	1971	7/17/2013	9 to 35 Years
Church’s Chicken	Greenville, TX	(b)	325	441	—	—	325	441	766	(115)	1972	7/17/2013	10 to 35 Years
Church’s Chicken	Columbus, GA	(b)	342	49	—	—	342	49	391	(101)	1978	7/17/2013	9 to 23 Years
Church’s Chicken	Portsmouth, VA	(b)	574	419	—	—	574	419	993	(175)	1988	7/17/2013	10 to 25 Years
Church’s Chicken	Jackson, MS	(b)	996	610	—	—	996	610	1,606	(182)	1978	7/17/2013	11 to 35 Years
Church’s Chicken	Phoenix, AZ	(b)	368	267	—	—	368	267	635	(105)	1974	7/17/2013	11 to 23 Years
Church’s Chicken	Fort Worth, TX	(b)	356	572	—	—	356	572	928	(161)	1970	7/17/2013	11 to 35 Years
Church’s Chicken	Floresville, TX	(b)	109	555	—	—	109	555	664	(190)	1985	7/17/2013	9 to 25 Years
Church’s Chicken	Montgomery, AL	(b)	288	623	—	—	288	623	911	(157)	1998	7/17/2013	9 to 35 Years
Church’s Chicken	Alamo, TX	(b)	1,745	715	—	—	1,745	715	2,460	(164)	1984	7/17/2013	9 to 35 Years
Church’s Chicken	Mission, TX	(b)	577	598	—	—	577	598	1,175	(160)	1981	7/17/2013	9 to 35 Years
Church’s Chicken	Kansas City, MO	(b)	312	574	—	—	312	574	886	(171)	1996	7/17/2013	10 to 30 Years
Church’s Chicken	Cleburne, TX	(b)	129	482	—	—	129	482	611	(172)	1997	7/17/2013	9 to 25 Years
Church’s Chicken	Brownsville, TX	(b)	430	656	—	—	430	656	1,086	(249)	1985	7/17/2013	11 to 29 Years
Church’s Chicken	Decatur, GA	(b)	570	30	—	—	570	30	600	(88)	1981	7/17/2013	7 to 25 Years
Church’s Chicken	Odessa, TX	(b)	670	563	—	—	670	563	1,233	(157)	1972	7/17/2013	10 to 35 Years
Church’s Chicken	Memphis, TN	(b)	212	245	—	—	212	245	457	(140)	1971	7/17/2013	7 to 25 Years
Church’s Chicken	Kansas City, MO	(b)	135	616	—	—	135	616	751	(199)	1996	7/17/2013	10 to 25 Years
Church’s Chicken	Phoenix, AZ	(b)	415	403	—	—	415	403	818	(130)	1975	7/17/2013	8 to 27 Years
Church’s Chicken	Kansas City, MO	(b)	310	580	—	—	310	580	890	(172)	1996	7/17/2013	10 to 31 Years
Church’s Chicken	Eagle Pass, TX	(b)	597	385	—	—	597	385	982	(122)	1977	7/17/2013	9 to 35 Years
Church’s Chicken	Phenix City, AL	(b)	493	497	—	—	493	497	990	(117)	1978	7/17/2013	8 to 35 Years
Church’s Chicken	Mercedes, TX	(b)	535	575	—	—	535	575	1,110	(153)	1982	7/17/2013	11 to 35 Years
Church’s Chicken	Tucson, AZ	(b)	221	434	—	—	221	434	655	(136)	1980	7/17/2013	11 to 27 Years
Church’s Chicken	Dallas, TX	(b)	174	450	—	—	174	450	624	(156)	1969	7/17/2013	10 to 26 Years
Church’s Chicken	Raymondville, TX	(b)	660	455	—	—	660	455	1,115	(151)	1984	7/17/2013	9 to 35 Years
Church’s Chicken	Temple, TX	(b)	705	493	—	—	705	493	1,198	(125)	1983	7/17/2013	10 to 35 Years
Church’s Chicken	Pharr, TX	(b)	694	441	—	—	694	441	1,135	(170)	1997	7/17/2013	10 to 26 Years
Church’s Chicken	Midwest City, OK	(b)	318	623	—	—	318	623	941	(163)	1985	7/17/2013	9 to 35 Years
Church’s Chicken	San Antonio, TX	(b)	283	573	—	—	283	573	856	(201)	1971	7/17/2013	11 to 33 Years
Church’s Chicken	Vicksburg, MS	(b)	278	333	—	—	278	333	611	(144)	1972	7/17/2013	11 to 25 Years
Church’s Chicken	Lewisville, TX	(b)	913	470	—	—	913	470	1,383	(158)	1976	7/17/2013	8 to 35 Years
Church’s Chicken	Nogales, AZ	(b)	207	448	—	—	207	448	655	(161)	1976	7/17/2013	11 to 25 Years
Church’s Chicken	Roma, TX	(b)	478	855	—	—	478	855	1,333	(232)	1985	7/17/2013	11 to 35 Years
Church’s Chicken	Little Rock, AR	(b)	263	492	—	—	263	492	755	(134)	1975	7/17/2013	9 to 35 Years
Church’s Chicken	Jackson, MS	(b)	215	476	—	—	215	476	691	(166)	1977	7/17/2013	11 to 25 Years
Church’s Chicken	Montgomery, AL	(b)	455	579	—	—	455	579	1,034	(189)	1972	7/17/2013	11 to 33 Years
Church’s Chicken	Roswell, NM	(b)	343	321	—	—	343	321	664	(179)	1974	7/17/2013	11 to 23 Years
Church’s Chicken	Haltom City, TX	(b)	571	425	—	—	571	425	996	(124)	2007	7/17/2013	11 to 35 Years
Church’s Chicken	Tulsa, OK	(b)	315	717	—	—	315	717	1,032	(179)	1976	7/17/2013	10 to 35 Years
Church’s Chicken	San Benito, TX	(b)	1,641	688	—	—	1,641	688	2,329	(165)	1977	7/17/2013	9 to 35 Years
Church’s Chicken	Americus, GA	(b)	282	406	—	—	282	406	688	(185)	1978	7/17/2013	11 to 23 Years
Church’s Chicken	Altus, OK	(b)	70	413	—	—	70	413	483	(141)	1980	7/17/2013	7 to 25 Years
Church’s Chicken	Memphis, TN	(b)	288	278	—	—	288	278	566	(167)	1976	7/17/2013	6 to 20 Years
Church’s Chicken	Austin, TX	(b)	531	794	—	—	531	794	1,325	(200)	1967	7/17/2013	11 to 32 Years
Church’s Chicken	San Antonio, TX	(b)	397	700	—	—	397	700	1,097	(184)	1984	7/17/2013	11 to 35 Years
Church’s Chicken	Lubbock, TX	(b)	325	794	—	—	325	794	1,119	(214)	2004	7/17/2013	11 to 34 Years
Church’s Chicken	Harlingen, TX	(b)	226	519	—	—	226	519	745	(167)	1973	7/17/2013	11 to 30 Years
Church’s Chicken	Kansas City, MO	(b)	348	730	—	—	348	730	1,078	(190)	1996	7/17/2013	10 to 35 Years
Church’s Chicken	Fort Worth, TX	(b)	157	263	—	—	157	263	420	(134)	1965	7/17/2013	11 to 20 Years
Church’s Chicken	San Antonio, TX	(b)	205	1,042	—	—	205	1,042	1,247	(385)	1976	7/17/2013	10 to 20 Years
Church’s Chicken	Fort Worth, TX	(b)	200	643	—	—	200	643	843	(192)	1979	7/17/2013	11 to 30 Years
Church’s Chicken	Memphis, TN	(b)	180	316	—	—	180	316	496	(143)	1971	7/17/2013	7 to 20 Years
Church’s Chicken	Birmingham, AL	(b)	192	656	—	—	192	656	848	(283)	1981	7/17/2013	7 to 19 Years

12
2

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Church’s Chicken	Brownsville, TX	(b)	369	679	—	—	369	679	1,048	(182)	1972	7/17/2013	11 to 35 Years
Church’s Chicken	Macon, GA	(b)	185	553	—	—	185	553	738	(167)	1980	7/17/2013	11 to 30 Years
Church’s Chicken	Mesquite, TX	(b)	234	459	—	—	234	459	693	(167)	2001	7/17/2013	11 to 28 Years
Church’s Chicken	Tucson, AZ	(b)	349	479	—	—	349	479	828	(135)	1976	7/17/2013	11 to 35 Years
Church’s Chicken	Phoenix, AZ	(b)	321	276	—	—	321	276	597	(139)	1975	7/17/2013	10 to 20 Years
Church’s Chicken	Decatur, GA	(b)	459	133	—	—	459	133	592	(102)	1974	7/17/2013	11 to 20 Years
Church’s Chicken	Albuquerque, NM	(b)	466	591	—	—	466	591	1,057	(176)	1976	7/17/2013	11 to 35 Years
Church’s Chicken	Memphis, TN	(b)	128	232	—	—	128	232	360	(114)	1971	7/17/2013	8 to 20 Years
Church’s Chicken	Waco, TX	(b)	365	542	—	—	365	542	907	(126)	1969	7/17/2013	10 to 35 Years
Church’s Chicken	Bryan, TX	(b)	441	766	—	—	441	766	1,207	(168)	1972	7/17/2013	10 to 35 Years
Church’s Chicken	Austin, TX	(b)	689	634	—	—	689	634	1,323	(202)	2003	7/17/2013	11 to 35 Years
Church’s Chicken	Grand Prairie, TX	(b)	335	527	—	—	335	527	862	(146)	1980	7/17/2013	10 to 35 Years
Church’s Chicken	Talladega, AL	(b)	247	245	—	—	247	245	492	(170)	1998	7/17/2013	11 to 21 Years
Church’s Chicken	Laredo, TX	(b)	272	713	—	—	272	713	985	(160)	1966	7/17/2013	11 to 35 Years
Church’s Chicken	Birmingham, AL	(b)	131	526	—	—	131	526	657	(223)	1984	7/17/2013	7 to 19 Years
Church’s Chicken	Jackson, MS	(b)	447	555	—	—	447	555	1,002	(179)	1998	7/17/2013	11 to 35 Years
Church’s Chicken	La Feria, TX	(b)	369	941	—	—	369	941	1,310	(222)	2003	7/17/2013	11 to 35 Years
Church’s Chicken	Port Isabel, TX	(b)	348	672	—	—	348	672	1,020	(192)	2004	7/17/2013	11 to 31 Years
Church’s Chicken	Hidalgo, TX	(b)	352	1,043	—	—	352	1,043	1,395	(266)	2001	7/17/2013	10 to 31 Years
Church’s Chicken	Weslaco, TX	(b)	860	513	—	—	860	513	1,373	(136)	1990	7/17/2013	11 to 35 Years
Church’s Chicken	Universal City, TX	(b)	408	369	—	—	408	369	777	(157)	1989	7/17/2013	9 to 25 Years
Church’s Chicken	Montgomery, AL	(b)	177	516	—	—	177	516	693	(246)	1984	7/17/2013	9 to 19 Years
Church’s Chicken	Atlanta, GA	(b)	683	5	—	—	683	5	688	(92)	1975	7/17/2013	11 to 23 Years
Church’s Chicken	Albuquerque, NM	(b)	293	300	—	—	293	300	593	(166)	1976	7/17/2013	11 to 25 Years
Church’s Chicken	San Antonio, TX	(b)	79	347	—	—	79	347	426	(89)	1977	7/17/2013	9 to 33 Years
Church’s Chicken	Albuquerque, NM	(b)	267	439	—	—	267	439	706	(195)	1975	7/17/2013	11 to 25 Years
Church’s Chicken	Memphis, TN	(b)	206	471	—	—	206	471	677	(168)	1979	7/17/2013	10 to 25 Years
Church’s Chicken	Fort Valley, GA	(b)	353	379	(87)	—	266	379	645	(179)	1985	7/17/2013	11 to 23 Years
Church’s Chicken	Little Rock, AR	(b)	99	500	—	—	99	500	599	(145)	1970	7/17/2013	8 to 30 Years
Church’s Chicken	Austin, TX	(b)	418	872	—	—	418	872	1,290	(204)	1986	7/17/2013	11 to 35 Years
Church’s Chicken	Albuquerque, NM	(b)	265	575	—	—	265	575	840	(227)	1980	7/17/2013	11 to 26 Years
Church’s Chicken	Laredo, TX	(b)	727	698	—	—	727	698	1,425	(166)	1968	7/17/2013	11 to 35 Years
Church’s Chicken	Griffin, GA	(b)	215	492	—	—	215	492	707	(183)	1978	7/17/2013	11 to 25 Years
Church’s Chicken	San Antonio, TX	(b)	369	226	—	—	369	226	595	(89)	1986	7/17/2013	10 to 25 Years
Church’s Chicken	Odessa, TX	(b)	597	443	—	—	597	443	1,040	(134)	1979	7/17/2013	10 to 35 Years
Church’s Chicken	Memphis, TN	(b)	426	608	—	—	426	608	1,034	(188)	1971	7/17/2013	11 to 32 Years
Church’s Chicken	San Antonio, TX	(b)	395	414	—	—	395	414	809	(161)	1984	7/17/2013	11 to 25 Years
Church’s Chicken	Dallas, TX	(b)	88	215	—	—	88	215	303	(112)	1980	7/17/2013	9 to 19 Years
Church’s Chicken	Harlingen, TX	(b)	923	753	—	—	923	753	1,676	(175)	1985	7/17/2013	10 to 35 Years
Church’s Chicken	Weslaco, TX	(b)	291	786	—	—	291	786	1,077	(250)	1970	7/17/2013	11 to 25 Years
Church’s Chicken	Killeen, TX	(b)	289	513	—	—	289	513	802	(136)	1974	7/17/2013	9 to 35 Years
Church’s Chicken	The Village, OK	(b)	211	650	—	—	211	650	861	(156)	1978	7/17/2013	9 to 35 Years
Church’s Chicken	Gulfport, MS	(b)	540	429	—	—	540	429	969	(106)	1971	7/17/2013	11 to 35 Years
Church’s Chicken	Dallas, TX	(b)	392	501	—	—	392	501	893	(158)	1985	7/17/2013	11 to 30 Years
Church’s Chicken	Greensboro, AL	(b)	100	663	—	—	100	663	763	(176)	1986	7/17/2013	7 to 35 Years
Church’s Chicken	Beeville, TX	(b)	120	488	—	—	120	488	608	(179)	1972	7/17/2013	9 to 25 Years
Cinemark	Tucson, AZ	(b)	4,023	10,346	—	52	4,023	10,398	14,421	(940)	2016	2/21/2017	15 to 50 Years
Circle K	Akron, OH	(b)	424	1,139	—	—	424	1,139	1,563	(353)	1995	7/17/2013	13 to 30 Years
Circle K	Cuyahoga Falls, OH	(b)	657	1,018	—	—	657	1,018	1,675	(388)	1995	7/17/2013	13 to 30 Years
Circle K	Cleveland, OH	(b)	804	1,513	—	—	804	1,513	2,317	(444)	2002	7/17/2013	13 to 35 Years
Circle K	Akron, OH	(b)	587	1,073	—	—	587	1,073	1,660	(370)	1998	7/17/2013	13 to 32 Years
Circle K	Augusta, GA	(b)	400	1,540	—	—	400	1,540	1,940	(408)	1981	7/17/2013	13 to 30 Years
Circle K	Auburn, AL	(b)	757	1,199	—	—	757	1,199	1,956	(456)	1990	7/17/2013	10 to 25 Years
Circle K	El Paso, TX	(b)	1,143	1,029	—	—	1,143	1,029	2,172	(636)	2000	7/17/2013	4 to 27 Years
Circle K	Fort Mill, SC	(b)	1,589	1,356	—	—	1,589	1,356	2,945	(400)	1999	7/17/2013	10 to 33 Years

12
3

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Circle K	Mount Pleasant, SC	(b)	1,328	1,073	—	—	1,328	1,073	2,401	(319)	1978	7/17/2013	7 to 30 Years
Circle K	Goose Creek, SC	(b)	682	1,571	—	—	682	1,571	2,253	(617)	1983	7/17/2013	7 to 20 Years
Circle K	Akron, OH	(b)	500	2,058	—	—	500	2,058	2,558	(522)	1999	7/17/2013	15 to 33 Years
Circle K	Akron, OH	(b)	337	1,149	—	—	337	1,149	1,486	(301)	2001	7/17/2013	15 to 35 Years
Circle K	Parma, OH	(b)	437	1,166	—	—	437	1,166	1,603	(300)	2002	7/17/2013	15 to 35 Years
Circle K	Twinsburg, OH	(b)	556	1,317	—	—	556	1,317	1,873	(359)	2005	7/17/2013	15 to 37 Years
Circle K	Savannah, GA	(b)	1,001	847	—	—	1,001	847	1,848	(385)	1997	7/17/2013	8 to 37 Years
Circle K	Phenix City, AL	(b)	554	1,392	—	—	554	1,392	1,946	(429)	1999	7/17/2013	13 to 33 Years
Circle K	Macon, GA	(b)	470	1,226	—	—	470	1,226	1,696	(471)	1974	7/17/2013	7 to 35 Years
Circle K	Lanett, AL	(b)	299	844	—	—	299	844	1,143	(295)	1974	7/17/2013	10 to 25 Years
Circle K	Monroe, LA	(b)	517	1,455	—	—	517	1,455	1,972	(594)	1986	7/17/2013	6 to 28 Years
Circle K	Akron, OH	(b)	595	1,031	—	—	595	1,031	1,626	(353)	1995	7/17/2013	14 to 30 Years
Circle K	Akron, OH	(b)	554	824	—	—	554	824	1,378	(255)	1969	7/17/2013	14 to 38 Years
Circle K	Akron, OH	(b)	517	1,122	—	—	517	1,122	1,639	(374)	1994	7/17/2013	13 to 29 Years
Circle K	Barberton, OH	(b)	255	1,244	—	—	255	1,244	1,499	(385)	1991	7/17/2013	12 to 26 Years
Circle K	Charlotte, NC	(b)	1,442	789	—	—	1,442	789	2,231	(383)	1997	7/17/2013	8 to 35 Years
Circle K	Savannah, GA	(b)	831	869	—	—	831	869	1,700	(318)	1990	7/17/2013	14 to 30 Years
Circle K	Columbus, GA	(b)	711	943	—	—	711	943	1,654	(303)	1990	7/17/2013	13 to 32 Years
Circle K	Columbus, GA	(b)	574	1,039	—	—	574	1,039	1,613	(306)	1984	7/17/2013	13 to 32 Years
Circle K	Opelika, AL	(b)	960	1,716	—	—	960	1,716	2,676	(681)	1988	7/17/2013	10 to 25 Years
Circle K	Baton Rouge, LA	(b)	260	859	—	—	260	859	1,119	(299)	1976	7/17/2013	7 to 25 Years
Circle K	West Monroe, LA	(b)	686	981	—	—	686	981	1,667	(684)	1983	7/17/2013	5 to 25 Years
Circle K	Copley, OH	(b)	379	999	—	—	379	999	1,378	(343)	1993	7/17/2013	12 to 28 Years
Circle K	Akron, OH	(b)	283	1,160	—	—	283	1,160	1,443	(316)	1997	7/17/2013	14 to 32 Years
Circle K	Akron, OH	(b)	434	1,198	—	—	434	1,198	1,632	(386)	1994	7/17/2013	14 to 29 Years
Circle K	Huntersville, NC	(b)	1,539	924	—	—	1,539	924	2,463	(500)	1996	7/17/2013	8 to 35 Years
Circle K	Springdale, SC	(b)	794	767	—	—	794	767	1,561	(252)	1999	7/17/2013	13 to 33 Years
Circle K	Charleston, SC	(b)	1,547	1,242	—	—	1,547	1,242	2,789	(585)	1987	7/17/2013	7 to 20 Years
Circle K	Port Wentworth, GA	(b)	1,627	1,131	—	—	1,627	1,131	2,758	(758)	1991	7/17/2013	4 to 35 Years
Circle K	Columbus, GA	(b)	867	2,299	—	—	867	2,299	3,166	(642)	1978	7/17/2013	13 to 30 Years
Circle K	Baton Rouge, LA	(b)	330	997	—	—	330	997	1,327	(299)	1970	7/17/2013	8 to 30 Years
Circle K	Cuyahoga Falls, OH	(b)	342	806	—	—	342	806	1,148	(289)	1972	7/17/2013	12 to 26 Years
Circle K	Akron, OH	(b)	343	1,193	—	—	343	1,193	1,536	(343)	1991	7/17/2013	15 to 31 Years
Circle K	Akron, OH	(b)	513	1,251	—	—	513	1,251	1,764	(373)	1996	7/17/2013	15 to 31 Years
Circle K	Bedford, OH	(b)	750	680	—	—	750	680	1,430	(278)	2000	7/17/2013	15 to 33 Years
Circle K	El Paso, TX	(b)	987	558	—	—	987	558	1,545	(268)	1999	7/17/2013	3 to 26 Years
Circle K	Valley, AL	(b)	754	804	—	—	754	804	1,558	(311)	1974	7/17/2013	9 to 25 Years
Circle K	Midland, GA	(b)	637	2,136	—	—	637	2,136	2,773	(499)	1995	7/17/2013	9 to 35 Years
Circle K	Columbus, GA	(b)	1,465	2,088	—	—	1,465	2,088	3,553	(631)	1995	7/17/2013	11 to 34 Years
Circle K	Baton Rouge, LA	(b)	481	913	—	—	481	913	1,394	(323)	1977	7/17/2013	8 to 30 Years
Circle K	Akron, OH	(b)	321	1,179	—	—	321	1,179	1,500	(347)	1994	7/17/2013	13 to 29 Years
Circle K	Barberton, OH	(b)	884	1,885	—	—	884	1,885	2,769	(565)	1981	7/17/2013	13 to 34 Years
Circle K	Norton, OH	(b)	581	1,460	—	—	581	1,460	2,041	(413)	1984	7/17/2013	13 to 35 Years
Circle K	Willoughby, OH	(b)	477	1,167	—	—	477	1,167	1,644	(344)	1986	7/17/2013	13 to 32 Years
Circle K	Columbia, SC	(b)	1,261	985	—	—	1,261	985	2,246	(365)	1993	7/17/2013	10 to 28 Years
Circle K	El Paso, TX	(b)	1,090	1,203	—	—	1,090	1,203	2,293	(619)	1999	7/17/2013	6 to 35 Years
Circle K	Martinez, GA	(b)	626	996	—	—	626	996	1,622	(545)	1985	7/17/2013	3 to 35 Years
Circle K	Pine Mountain, GA	(b)	454	1,627	—	—	454	1,627	2,081	(448)	1999	7/17/2013	10 to 37 Years
Circle K	Beaufort, SC	(b)	850	1,337	—	—	850	1,337	2,187	(428)	1997	7/17/2013	12 to 34 Years
Circle K	West Monroe, LA	(b)	425	1,558	—	—	425	1,558	1,983	(573)	1999	7/17/2013	3 to 35 Years
Circle K	Akron, OH	(b)	402	1,263	—	—	402	1,263	1,665	(332)	2000	7/17/2013	13 to 34 Years
Circle K	Akron, OH	(b)	291	1,230	—	—	291	1,230	1,521	(404)	1950	7/17/2013	12 to 25 Years
Circle K	Canton, OH	(b)	362	1,159	—	—	362	1,159	1,521	(384)	1990	7/17/2013	12 to 26 Years
Circle K	Maple Heights, OH	(b)	747	917	—	—	747	917	1,664	(336)	1998	7/17/2013	13 to 32 Years
Circle K	Brookpark, OH	(b)	623	978	—	—	623	978	1,601	(323)	1998	7/17/2013	13 to 32 Years

12
4

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Circle K	Charlotte, NC	(b)	1,392	563	—	—	1,392	563	1,955	(460)	1991	7/17/2013	6 to 32 Years
Circle K	Mobile, AL	(b)	552	1,664	—	—	552	1,664	2,216	(592)	1987	7/17/2013	11 to 24 Years
Circle K	Bluffton, SC	(b)	1,531	645	—	—	1,531	645	2,176	(298)	1997	7/17/2013	10 to 32 Years
Circle K	Macon, GA	(b)	471	1,066	—	—	471	1,066	1,537	(465)	1993	7/17/2013	5 to 35 Years
Circle K	Mobile, AL	(b)	939	878	—	—	939	878	1,817	(407)	1988	7/17/2013	13 to 25 Years
Circle K	Shreveport, LA	(b)	369	1,183	—	—	369	1,183	1,552	(416)	1988	7/17/2013	4 to 25 Years
Circle K	Seville, OH	(b)	1,141	2,604	—	—	1,141	2,604	3,745	(730)	2003	7/17/2013	15 to 36 Years
Circle K	Barberton, OH	(b)	321	1,219	—	—	321	1,219	1,540	(338)	1983	7/17/2013	14 to 31 Years
Circle K	Fairlawn, OH	(b)	616	1,064	—	—	616	1,064	1,680	(381)	1993	7/17/2013	13 to 28 Years
Circle K	Northfield, OH	(b)	873	1,633	—	—	873	1,633	2,506	(514)	1983	7/17/2013	15 to 35 Years
Circle K	Columbus, GA	(b)	730	1,317	—	—	730	1,317	2,047	(428)	1978	7/17/2013	13 to 28 Years
Circle K	Albuquerque, NM	(b)	699	777	—	—	699	777	1,476	(452)	1994	7/17/2013	9 to 35 Years
Circle K	North Augusta, SC	(b)	1,065	894	—	—	1,065	894	1,959	(275)	1999	7/17/2013	12 to 33 Years
Circle K	Bossier City, LA	(b)	565	1,051	(21)	—	544	1,051	1,595	(361)	1987	7/17/2013	9 to 25 Years
CircusTrix	Little Rock, AR	(b)	1,489	3,888	—	11	1,489	3,899	5,388	(271)	2017	9/29/2017	15 to 40 Years
CircusTrix	Indianapolis, IN	(b)	861	4,222	—	—	861	4,222	5,083	(166)	2018	8/31/2018	16 to 40 Years
CircusTrix	Wilmington, NC	(b)	837	1,429	—	—	837	1,429	2,266	(429)	2006	9/30/2015	9 to 20 Years
CircusTrix	Baton Rouge, LA	(b)	1,076	2,289	—	—	1,076	2,289	3,365	(357)	2015	11/13/2015	10 to 40 Years
CircusTrix	Flowood, MS	(b)	900	1,137	—	—	900	1,137	2,037	(321)	1995	11/13/2015	9 to 20 Years
CircusTrix	Augusta, GA	(b)	1,081	1,488	—	—	1,081	1,488	2,569	(541)	1998	9/30/2015	10 to 20 Years
CircusTrix	Brentwood, TN	(b)	2,292	2,273	—	2	2,292	2,275	4,567	(638)	1970	9/30/2015	9 to 20 Years
CircusTrix	Clovis, CA	(b)	1,117	26	600	3,745	1,717	3,771	5,488	(116)	2017	12/6/2016	10 to 35 Years
CircusTrix	Rogers, AR	(b)	635	2,376	—	—	635	2,376	3,011	(393)	2014	9/30/2015	9 to 40 Years
Clean Freak	Phoenix, AZ	(b)	1,143	439	—	—	1,143	439	1,582	(106)	1970	9/29/2016	21 to 30 Years
Clean Freak	Phoenix, AZ	(b)	2,066	1,581	—	—	2,066	1,581	3,647	(287)	2009	9/29/2016	21 to 30 Years
Clean Freak	Glendale, AZ	(b)	1,524	854	—	—	1,524	854	2,378	(202)	1988	9/29/2016	21 to 30 Years
Clean Freak	Phoenix, AZ	(b)	1,835	2,332	—	54	1,835	2,386	4,221	(373)	1974	9/29/2016	21 to 30 Years
Clean Freak	Chandler, AZ	(b)	1,293	1,951	—	—	1,293	1,951	3,244	(301)	2006	9/29/2016	21 to 30 Years
Columbus Fish Market	Grandview, OH	(b)	2,164	1,165	—	—	2,164	1,165	3,329	(577)	1960	7/17/2013	9 to 23 Years
Convergys	Las Cruces, NM	(b)	808	6,045	—	—	808	6,045	6,853	(1,202)	2008	7/17/2013	4 to 52 Years
Cost-U-Less	St. Croix, VI	(b)	2,132	5,992	—	—	2,132	5,992	8,124	(1,456)	2005	7/17/2013	8 to 37 Years
CoxHealth	Springfield, MO	(b)	2,025	3,911	—	—	2,025	3,911	5,936	(1,064)	1990	9/23/2014	7 to 30 Years
Crème de la Crème	Duluth, GA	(b)	1,872	3,338	—	—	1,872	3,338	5,210	(10)	2007	11/25/2019	7 to 41 Years
Crème de la Crème	Romeoville, IL	(b)	2,239	3,748	—	—	2,239	3,748	5,987	(14)	2008	11/25/2019	7 to 36 Years
Crème de la Crème	Mount Laurel, NJ	(b)	2,378	4,433	—	—	2,378	4,433	6,811	(14)	2007	11/25/2019	7 to 39 Years
Crème de la Crème	Barrington, IL	(b)	1,729	2,474	—	—	1,729	2,474	4,203	(8)	2008	11/25/2019	14 to 38 Years
Crème de la Crème	Chicago, IL	(b)	2,320	4,962	—	—	2,320	4,962	7,282	(13)	2009	11/25/2019	12 to 38 Years
Crunch Fitness	Aurora, IL	(b)	668	2,615	—	23	668	2,638	3,306	(375)	2006	11/29/2016	9 to 30 Years
Crunch Fitness	Lawrenceville, GA	(b)	2,330	2,604	—	—	2,330	2,604	4,934	(10)	2017	11/25/2019	10 to 44 Years
Crunch Fitness	Boise, ID	(b)	823	3,178	—	545	823	3,723	4,546	(335)	2003	12/28/2016	10 to 40 Years
Crunch Fitness	Meridian, ID	(b)	840	2,950	—	1,028	840	3,978	4,818	(400)	1993	12/28/2016	8 to 30 Years
Crunch Fitness	Eagle, ID	(b)	1,428	5,591	—	866	1,428	6,457	7,885	(737)	1999	12/28/2016	10 to 30 Years
Crunch Fitness	Boise, ID	(b)	1,335	4,982	—	561	1,335	5,543	6,878	(655)	2001	12/28/2016	8 to 30 Years
C-Store	Charlotte, MI	(b)	224	157	—	—	224	157	381	(59)	1968	5/19/2016	17 to 30 Years
C-Store	Jackson, MI	(b)	908	1,132	—	—	908	1,132	2,040	(242)	1969	5/19/2016	21 to 30 Years
C-Store	Alma, MI	(b)	235	437	—	—	235	437	672	(85)	2006	5/19/2016	17 to 30 Years
C-Store	Scottville, MI	(b)	235	404	—	—	235	404	639	(93)	1959	5/19/2016	17 to 30 Years
C-Store	Allegan, MI	(b)	392	224	—	—	392	224	616	(88)	1965	5/19/2016	17 to 30 Years
C-Store	Edmore, MI	(b)	729	774	—	—	729	774	1,503	(199)	1999	5/19/2016	17 to 40 Years
C-Store	Wyoming, MI	(b)	314	448	—	—	314	448	762	(87)	1958	5/19/2016	17 to 30 Years
C-Store	Hastings, MI	(b)	392	437	—	190	392	627	1,019	(129)	1964	5/19/2016	17 to 30 Years
C-Store	Plainwell, MI	(b)	785	235	—	—	785	235	1,020	(127)	1998	5/19/2016	17 to 30 Years
C-Store	Ithaca, MI	(b)	538	381	—	—	538	381	919	(119)	1994	5/19/2016	17 to 30 Years
C-Store	Midland, MI	(b)	191	67	—	—	191	67	258	(36)	1962	5/19/2016	17 to 30 Years
C-Store	Indianapolis, IN	(b)	426	191	—	—	426	191	617	(70)	1973	5/19/2016	17 to 30 Years

12
5

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	Traverse City, MI	(b)	482	179	—	—	482	179	661	(55)	1971	5/19/2016	17 to 30 Years
C-Store	Burton, MI	(b)	336	1,323	—	—	336	1,323	1,659	(203)	1969	5/19/2016	17 to 30 Years
C-Store	Holland, MI	(b)	235	325	—	—	235	325	560	(70)	1957	5/19/2016	17 to 30 Years
C-Store	Norton Shores, MI	(b)	325	291	—	—	325	291	616	(89)	1962	5/19/2016	17 to 30 Years
C-Store	Rushville, IN	(b)	179	112	—	—	179	112	291	(39)	1978	5/19/2016	17 to 30 Years
C-Store	Coldwater, MI	(b)	258	135	—	—	258	135	393	(52)	1960	5/19/2016	17 to 30 Years
C-Store	Fremont, MI	(b)	269	269	—	—	269	269	538	(77)	1971	5/19/2016	17 to 30 Years
C-Store	Indianapolis, IN	(b)	247	146	—	—	247	146	393	(46)	1972	5/19/2016	17 to 30 Years
C-Store	Marquette, MI	(b)	404	146	—	—	404	146	550	(53)	1968	5/19/2016	17 to 30 Years
C-Store	St Johns, MI	(b)	460	706	—	—	460	706	1,166	(160)	2011	5/19/2016	17 to 30 Years
C-Store	Mason, MI	(b)	258	157	—	—	258	157	415	(61)	1971	5/19/2016	17 to 30 Years
C-Store	Freeland, MI	(b)	336	437	—	—	336	437	773	(99)	1962	5/19/2016	17 to 30 Years
C-Store	Menominee, MI	(b)	235	179	—	—	235	179	414	(57)	1966	5/19/2016	17 to 30 Years
C-Store	Merrillville, IN	(b)	303	247	—	—	303	247	550	(74)	1973	5/19/2016	17 to 30 Years
C-Store	Eaton Rapids, MI	(b)	291	448	—	—	291	448	739	(106)	1945	5/19/2016	17 to 30 Years
C-Store	Muncie, IN	(b)	448	135	—	—	448	135	583	(70)	1983	5/19/2016	17 to 30 Years
C-Store	Indianapolis, IN	(b)	325	157	—	—	325	157	482	(52)	1945	5/19/2016	17 to 30 Years
C-Store	Jackson, MI	(b)	684	1,188	—	—	684	1,188	1,872	(227)	1963	5/19/2016	17 to 30 Years
C-Store	Franklin, IN	(b)	303	213	—	—	303	213	516	(66)	1969	5/19/2016	17 to 30 Years
C-Store	Grayling, MI	(b)	2,052	549	—	—	2,052	549	2,601	(231)	1988	5/19/2016	17 to 30 Years
C-Store	Alpena, MI	(b)	471	561	—	—	471	561	1,032	(109)	1999	5/19/2016	17 to 40 Years
C-Store	Midland, MI	(b)	314	135	—	—	314	135	449	(59)	1960	5/19/2016	17 to 30 Years
C-Store	Stevensville, MI	(b)	482	191	—	—	482	191	673	(94)	1960	5/19/2016	17 to 30 Years
C-Store	Monticello, IN	(b)	235	202	—	—	235	202	437	(64)	1970	5/19/2016	17 to 30 Years
C-Store	Alpena, MI	(b)	392	336	—	—	392	336	728	(84)	1998	5/19/2016	17 to 40 Years
C-Store	Greenville, MI	(b)	437	628	—	194	437	822	1,259	(136)	1968	5/19/2016	17 to 30 Years
C-Store	Lansing, MI	(b)	269	179	—	—	269	179	448	(62)	1965	5/19/2016	17 to 30 Years
C-Store	Swartz Creek, MI	(b)	213	460	—	—	213	460	673	(88)	1952	5/19/2016	17 to 30 Years
C-Store	Spring Lake, MI	(b)	247	325	—	190	247	515	762	(97)	1964	5/19/2016	17 to 30 Years
C-Store	Sault Ste Marie, MI	(b)	1,760	561	—	—	1,760	561	2,321	(209)	1993	5/19/2016	17 to 30 Years
C-Store	Coopersville, MI	(b)	998	572	—	—	998	572	1,570	(160)	1968	5/19/2016	17 to 30 Years
C-Store	Cedar Springs, MI	(b)	191	348	—	—	191	348	539	(70)	1965	5/19/2016	17 to 30 Years
C-Store	Saginaw, MI	(b)	1,177	594	—	—	1,177	594	1,771	(184)	1989	5/19/2016	17 to 30 Years
C-Store	Saginaw, MI	(b)	359	191	—	—	359	191	550	(51)	1969	5/19/2016	17 to 30 Years
C-Store	Three Rivers, MI	(b)	1,256	1,401	—	—	1,256	1,401	2,657	(302)	1982	5/19/2016	20 to 30 Years
C-Store	Saginaw, MI	(b)	224	135	—	—	224	135	359	(49)	1960	5/19/2016	17 to 30 Years
C-Store	Grand Rapids, MI	(b)	224	123	—	—	224	123	347	(38)	1957	5/19/2016	17 to 30 Years
C-Store	Grand Haven, MI	(b)	661	628	—	—	661	628	1,289	(144)	1992	5/19/2016	17 to 30 Years
C-Store	Jackson, MI	(b)	247	179	—	—	247	179	426	(64)	1965	5/19/2016	17 to 30 Years
C-Store	Hillsdale, MI	(b)	325	157	—	—	325	157	482	(57)	1968	5/19/2016	17 to 30 Years
C-Store	Muskegon, MI	(b)	291	471	—	—	291	471	762	(108)	1964	5/19/2016	17 to 30 Years
C-Store	Zeeland, MI	(b)	213	426	—	—	213	426	639	(79)	1989	5/19/2016	17 to 30 Years
C-Store	Sparta, MI	(b)	291	650	—	—	291	650	941	(120)	1993	5/19/2016	17 to 30 Years
C-Store	Lansing, MI	(b)	336	168	—	—	336	168	504	(74)	1978	5/19/2016	17 to 30 Years
C-Store	Muskegon, MI	(b)	605	650	—	—	605	650	1,255	(149)	1959	5/19/2016	17 to 30 Years
C-Store	Cadillac, MI	(b)	370	404	—	—	370	404	774	(98)	1971	5/19/2016	17 to 30 Years
C-Store	Cynthiana, KY	(b)	119	596	—	—	119	596	715	(110)	1985	6/30/2015	15 to 30 Years
C-Store	Carlisle, KY	(b)	209	586	—	—	209	586	795	(121)	1989	6/30/2015	15 to 30 Years
C-Store	Georgetown, KY	(b)	815	934	—	—	815	934	1,749	(209)	1998	6/30/2015	15 to 30 Years
C-Store	Clay City, KY	(b)	397	884	—	—	397	884	1,281	(216)	2002	6/30/2015	15 to 30 Years
C-Store	Winchester, KY	(b)	755	775	—	—	755	775	1,530	(188)	1981	6/30/2015	15 to 30 Years
C-Store	Paris, KY	(b)	209	576	—	—	209	576	785	(119)	1992	6/30/2015	15 to 30 Years
C-Store	Georgetown, KY	(b)	725	805	—	—	725	805	1,530	(186)	1989	6/30/2015	15 to 30 Years
C-Store	Mount Sterling, KY	(b)	1,103	1,103	—	—	1,103	1,103	2,206	(270)	2000	6/30/2015	15 to 30 Years
C-Store	Irvine, KY	(b)	219	666	—	—	219	666	885	(145)	1987	6/30/2015	15 to 30 Years

12
6

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	McKee, KY	(b)	119	973	—	—	119	973	1,092	(164)	1983	6/30/2015	15 to 30 Years
C-Store	Hazard, KY	(b)	288	805	—	—	288	805	1,093	(156)	1991	6/30/2015	15 to 30 Years
C-Store	Campton, KY	(b)	189	735	—	—	189	735	924	(140)	1996	6/30/2015	15 to 30 Years
C-Store	Flemingsburg, KY	(b)	1,073	1,212	—	—	1,073	1,212	2,285	(289)	1997	6/30/2015	15 to 30 Years
C-Store	Jackson, KY	(b)	417	765	—	—	417	765	1,182	(159)	1982	6/30/2015	15 to 30 Years
C-Store	Paris, KY	(b)	129	636	—	—	129	636	765	(116)	1988	6/30/2015	15 to 30 Years
C-Store	Carlisle, KY	(b)	298	874	—	—	298	874	1,172	(182)	2005	6/30/2015	15 to 30 Years
C-Store	Beattyville, KY	(b)	278	795	—	—	278	795	1,073	(152)	1981	6/30/2015	15 to 30 Years
C-Store	Harrodsburg, KY	(b)	228	824	—	—	228	824	1,052	(159)	1973	6/30/2015	15 to 30 Years
C-Store	Moneta, VA	(b)	437	934	—	—	437	934	1,371	(212)	1999	6/30/2015	15 to 30 Years
C-Store	South Boston, VA	(b)	407	834	—	—	407	834	1,241	(161)	1983	6/30/2015	15 to 30 Years
C-Store	Rustburg, VA	(b)	526	775	—	—	526	775	1,301	(191)	1990	6/30/2015	15 to 30 Years
C-Store	Roanoke, VA	(b)	616	534	—	—	616	534	1,150	(137)	1988	6/30/2015	15 to 30 Years
C-Store	South Boston, VA	(b)	894	1,232	—	—	894	1,232	2,126	(265)	1997	6/30/2015	15 to 30 Years
C-Store	Lynchburg, VA	(b)	467	1,391	—	—	467	1,391	1,858	(256)	2006	6/30/2015	15 to 30 Years
C-Store	Gretna, VA	(b)	268	798	—	—	268	798	1,066	(167)	1978	6/30/2015	15 to 30 Years
C-Store	Gretna, VA	(b)	159	1,083	—	—	159	1,083	1,242	(195)	1996	6/30/2015	15 to 30 Years
C-Store	South Boston, VA	(b)	368	517	—	—	368	517	885	(128)	1997	6/30/2015	15 to 30 Years
C-Store	Roanoke, VA	(b)	238	497	—	—	238	497	735	(95)	1988	6/30/2015	15 to 30 Years
C-Store	Madison Heights, VA	(b)	268	417	—	—	268	417	685	(92)	1983	6/30/2015	15 to 30 Years
C-Store	Lynchburg, VA	(b)	517	1,142	—	—	517	1,142	1,659	(231)	2000	6/30/2015	15 to 30 Years
C-Store	South Boston, VA	(b)	377	705	—	—	377	705	1,082	(136)	1988	6/30/2015	15 to 30 Years
C-Store	Blairs, VA	(b)	318	636	—	—	318	636	954	(125)	1987	6/30/2015	15 to 30 Years
C-Store	Daleville, VA	(b)	467	616	—	—	467	616	1,083	(143)	1989	6/30/2015	15 to 30 Years
C-Store	Hurt, VA	(b)	685	1,023	—	—	685	1,023	1,708	(240)	1973	6/30/2015	15 to 30 Years
C-Store	Bedford, VA	(b)	258	818	—	—	258	818	1,076	(159)	1997	6/30/2015	15 to 30 Years
C-Store	Salem, VA	(b)	209	576	—	—	209	576	785	(119)	1970	6/30/2015	15 to 30 Years
C-Store	Roanoke, VA	(b)	397	685	—	—	397	685	1,082	(148)	1997	6/30/2015	15 to 30 Years
C-Store	Forest, VA	(b)	248	834	—	—	248	834	1,082	(161)	1995	6/30/2015	15 to 30 Years
C-Store	Danville, VA	(b)	348	477	—	—	348	477	825	(110)	1989	6/30/2015	15 to 30 Years
C-Store	Altavista, VA	(b)	358	1,401	—	—	358	1,401	1,759	(252)	1981	6/30/2015	15 to 30 Years
C-Store	Roanoke, VA	(b)	397	785	—	—	397	785	1,182	(162)	1986	6/30/2015	15 to 30 Years
C-Store	Salem, VA	(b)	387	1,172	—	—	387	1,172	1,559	(223)	1973	6/30/2015	15 to 30 Years
C-Store	Salem, VA	(b)	646	517	—	—	646	517	1,163	(131)	1987	6/30/2015	15 to 30 Years
C-Store	Altavista, VA	(b)	467	745	—	—	467	745	1,212	(162)	1984	6/30/2015	15 to 30 Years
C-Store	Kissimmee, FL	(b)	2,115	1,602	(1,980)	(1,499)	135	103	238	—	2006	10/27/2015	10 to 40 Years
C-Store	Jacksonville, FL	(b)	2,285	1,537	—	—	2,285	1,537	3,822	(567)	2010	10/28/2015	15 to 40 Years
C-Store	Apopka, FL	(b)	1,357	748	—	—	1,357	748	2,105	(353)	1997	10/28/2015	15 to 30 Years
C-Store	Belle Isle, FL	(b)	908	738	—	—	908	738	1,646	(238)	1996	10/27/2015	15 to 30 Years
C-Store	Orlando, FL	(b)	1,397	1,028	—	—	1,397	1,028	2,425	(392)	1990	10/29/2015	15 to 30 Years
C-Store	Okeechobee, FL	(b)	468	936	—	—	468	936	1,404	(209)	1976	10/30/2014	15 to 40 Years
C-Store	Fort Pierce, FL	(b)	681	1,404	—	—	681	1,404	2,085	(299)	1989	10/30/2014	15 to 40 Years
C-Store	Okeechobee, FL	(b)	808	1,191	—	—	808	1,191	1,999	(308)	1984	10/30/2014	15 to 40 Years
C-Store	Fort Pierce, FL	(b)	1,064	1,659	—	—	1,064	1,659	2,723	(390)	1977	10/30/2014	15 to 40 Years
C-Store	Okeechobee, FL	(b)	386	1,764	—	—	386	1,764	2,150	(306)	1975	10 / 30 /20 14	15 to 40 Years
C-Store	Okeechobee, FL	(b)	558	1,024	—	—	558	1,024	1,582	(222)	1986	10 / 30 /20 14	15 to 40 Years
C-Store	Belle Glade, FL	(b)	978	1,184	—	—	978	1,184	2,162	(242)	1960	10 / 30 /20 14	15 to 40 Years
C-Store	Yarmouth, ME	(b)	950	278	—	—	950	278	1,228	(159)	1990	1/24/2014	14 to 40 Years
C-Store	Waldoboro, ME	(b)	1,450	834	—	—	1,450	834	2,284	(318)	1996	1/24/2014	14 to 40 Years
C-Store	Wiscasset, ME	(b)	1,305	538	—	—	1,305	538	1,843	(325)	1992	1/24/2014	14 to 30 Years
C-Store	South Portland, ME	(b)	448	593	—	—	448	593	1,041	(165)	1970	1/24/2014	14 to 40 Years
C-Store	Hampden, ME	(b)	987	424	—	—	987	424	1,411	(281)	1997	1/24/2014	14 to 30 Years
C-Store	Presque Isle, ME	(b)	708	390	—	—	708	390	1,098	(218)	1995	1/24/2014	14 to 30 Years
C-Store	Bucksport, ME	(b)	1,203	587	—	—	1,203	587	1,790	(212)	1995	1/24/2014	14 to 40 Years
C-Store	Belmont, NH	(b)	315	218	—	—	315	218	533	(91)	1969	1/24/2014	14 to 30 Years

12
7

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	Laconia, NH	(b)	411	770	—	—	411	770	1,181	(238)	1998	1/24/2014	14 to 30 Years
C-Store	Raymond, NH	(b)	1,722	430	—	—	1,722	430	2,152	(324)	1986	1/24/2014	14 to 20 Years
C-Store	Grandtham, NH	(b)	576	394	—	—	576	394	970	(163)	1989	1/24/2014	14 to 30 Years
C-Store	Belmont, NH	(b)	524	879	—	—	524	879	1,403	(291)	2002	1/24/2014	14 to 30 Years
C-Store	Keene, NH	(b)	553	289	—	—	553	289	842	(121)	1960	1/24/2014	14 to 30 Years
C-Store	Barton, VT	(b)	307	609	—	—	307	609	916	(140)	1975	1/24/2014	14 to 40 Years
C-Store	Sherman Mills, ME	(b)	259	163	—	—	259	163	422	(106)	1974	6/28/2012	15 to 20 Years
C-Store	Bangor, ME	(b)	327	141	—	—	327	141	468	(124)	1973	6/28/2012	15 to 15 Years
C-Store	Calais, ME	(b)	187	213	—	—	187	213	400	(113)	1968	6/28/2012	15 to 20 Years
C-Store	Brewer, ME	(b)	238	260	—	—	238	260	498	(122)	1967	6/28/2012	15 to 25 Years
C-Store	Harrington, ME	(b)	331	459	—	—	331	459	790	(188)	1992	6/28/2012	15 to 32 Years
C-Store	Lewiston, ME	(b)	460	341	—	—	460	341	801	(161)	1994	6/28/2012	15 to 28 Years
C-Store	Rockland, ME	(b)	211	303	—	—	211	303	514	(112)	1984	6/28/2012	15 to 28 Years
C-Store	Oakfield, ME	(b)	273	229	—	—	273	229	502	(130)	1993	6/28/2012	15 to 25 Years
C-Store	Ashland, NH	(b)	398	157	—	—	398	157	555	(88)	1970	6/28/2012	15 to 20 Years
C-Store	Berlin, NH	(b)	387	317	—	—	387	317	704	(161)	1991	6/28/2012	15 to 22 Years
C-Store	Paris, ME	(b)	139	153	—	—	139	153	292	(92)	1954	6/28/2012	15 to 17 Years
C-Store	Madison, ME	(b)	130	410	—	—	130	410	540	(148)	1988	6/28/2012	15 to 25 Years
C-Store	Bartlett, NH	(b)	325	399	—	—	325	399	724	(141)	1998	6/28/2012	15 to 32 Years
C-Store	Auburn, ME	(b)	371	444	—	—	371	444	815	(156)	1996	6/28/2012	15 to 30 Years
C-Store	Auburn, ME	(b)	287	222	—	—	287	222	509	(112)	1968	6/28/2012	15 to 20 Years
C-Store	South Portland, ME	(b)	661	194	—	—	661	194	855	(152)	1970	6/28/2012	15 to 15 Years
C-Store	Freeport, ME	(b)	503	343	—	—	503	343	846	(140)	1991	6/28/2012	15 to 26 Years
C-Store	Sanford, ME	(b)	807	579	—	—	807	579	1,386	(203)	1997	6/28/2012	15 to 28 Years
C-Store	Gorham, NH	(b)	723	358	—	—	723	358	1,081	(211)	1975	6/28/2012	15 to 18 Years
C-Store	Manchester, ME	(b)	279	285	—	—	279	285	564	(146)	1990	6/28/2012	15 to 20 Years
C-Store	Augusta, ME	(b)	318	322	—	—	318	322	640	(115)	1997	6/28/2012	15 to 28 Years
C-Store	Concord, NH	(b)	260	330	—	—	260	330	590	(129)	1988	6/28/2012	15 to 25 Years
C-Store	Newport, NH	(b)	519	581	—	—	519	581	1,100	(220)	1998	6/28/2012	15 to 30 Years
C-Store	Youngstown, FL	(b)	1,449	1,763	—	33	1,449	1,796	3,245	(380)	1999	4/26/2017	15 to 30 Years
C-Store	Roebuck, SC	(b)	708	818	—	150	708	968	1,676	(436)	1992	1/1/2014	8 to 29 Years
C-Store	Honea Path, SC	(b)	1,269	1,134	(1)	174	1,268	1,308	2,576	(665)	1996	1/1/2014	8 to 29 Years
C-Store	Laurens, SC	(b)	504	622	1	116	505	738	1,243	(323)	1992	1/1/2014	8 to 29 Years
C-Store	Asheville, NC	(b)	278	776	—	167	278	943	1,221	(326)	2000	1/1/2014	8 to 29 Years
C-Store	Inman, SC	(b)	2,183	897	—	163	2,183	1,060	3,243	(956)	1994	5/8/2013	8 to 29 Years
C-Store	Summerville, SC	(b)	1,317	1,459	(151)	206	1,166	1,665	2,831	(559)	2001	5/8/2013	8 to 29 Years
C-Store	Murphy, NC	(b)	489	297	—	50	489	347	836	(170)	1965	5/8/2013	8 to 19 Years
C-Store	Asheville, NC	(b)	247	497	—	86	247	583	830	(220)	1986	1/1/2014	8 to 29 Years
C-Store	Harriman, TN	(b)	400	—	—	—	400	—	400	—	(e)	6/28/2019	(e)
C-Store	Maynardville, TN	(b)	830	—	—	—	830	—	830	—	(e)	6/28/2019	(e)
C-Store	Athens, TN	(b)	1,140	—	—	—	1,140	—	1,140	—	(e)	6/28/2019	(e)
C-Store	Vonore, TN	(b)	930	—	—	—	930	—	930	—	(e)	6/28/2019	(e)
C-Store	Loudon, TN	(b)	1,283	—	—	—	1,283	—	1,283	—	(e)	6/28/2019	(e)
C-Store	Wartburg, TN	(b)	520	—	—	—	520	—	520	—	(e)	6/28/2019	(e)
C-Store	Kingston, TN	(b)	483	—	—	—	483	—	483	—	(e)	6/28/2019	(e)
C-Store	Harriman, TN	(b)	709	—	—	—	709	—	709	—	(e)	6/28/2019	(e)
C-Store	Dandridge, TN	(b)	959	—	—	—	959	—	959	—	(e)	6/28/2019	(e)
C-Store	Rockwood, TN	(b)	358	—	—	—	358	—	358	—	(e)	6/28/2019	(e)
C-Store	Jellico, TN	(b)	1,874	—	—	—	1,874	—	1,874	—	(e)	6/28/2019	(e)
C-Store	Cleveland, TN	(b)	359	—	—	—	359	—	359	—	(e)	6/28/2019	(e)
C-Store	Spring City, TN	(b)	1,634	—	—	—	1,634	—	1,634	—	(e)	6/28/2019	(e)
C-Store	Cleveland, TN	(b)	1,228	—	—	—	1,228	—	1,228	—	(e)	6/28/2019	(e)
C-Store	Powell, TN	(b)	868	—	—	—	868	—	868	—	(e)	6/28/2019	(e)
C-Store	Oak Ridge, TN	(b)	1,807	—	—	—	1,807	—	1,807	—	(e)	6/28/2019	(e)
C-Store	Jellico, TN	(b)	1,148	—	—	—	1,148	—	1,148	—	(e)	6/28/2019	(e)

12
8

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	Clinton, TN	(b)	868	—	—	—	868	—	868	—	(e)	6/28/2019	(e)
C-Store	Clinton, TN	(b)	939	—	—	—	939	—	939	—	(e)	6/28/2019	(e)
C-Store	Harriman, TN	(b)	1,048	—	—	—	1,048	—	1,048	—	(e)	6/28/2019	(e)
C-Store	Athens, TN	(b)	620	—	—	—	620	—	620	—	(e)	6/28/2019	(e)
C-Store	Harriman, TN	(b)	780	—	—	—	780	—	780	—	(e)	6/28/2019	(e)
C-Store	Knoxville, TN	(b)	650	—	—	—	650	—	650	—	(e)	6/28/2019	(e)
C-Store	Lenoir City, TN	(b)	830	—	—	—	830	—	830	—	(e)	6/28/2019	(e)
C-Store	Oak Ridge, TN	(b)	880	—	—	—	880	—	880	—	(e)	6/28/2019	(e)
C-Store	Kingston, TN	(b)	1,299	—	—	—	1,299	—	1,299	—	(e)	6/28/2019	(e)
C-Store	Rockwood, TN	(b)	910	—	—	—	910	—	910	—	(e)	6/28/2019	(e)
C-Store	Knoxville, TN	(b)	1,441	—	—	—	1,441	—	1,441	—	(e)	6/28/2019	(e)
C-Store	Cleveland, TN	(b)	771	—	—	—	771	—	771	—	(e)	6/28/2019	(e)
C-Store	Kingston, TN	(b)	499	—	—	—	499	—	499	—	(e)	6/28/2019	(e)
C-Store	Sumiton, AL	(b)	1,138	420	—	—	1,138	420	1,558	(252)	1970	7/11/2016	11 to 20 Years
C-Store	Sylacauga, AL	(b)	560	438	—	—	560	438	998	(142)	1948	7/11/2016	15 to 20 Years
C-Store	Anniston, AL	(b)	490	210	—	—	490	210	700	(102)	1960	7/11/2016	15 to 20 Years
C-Store	Ragland, AL	(b)	385	595	—	—	385	595	980	(110)	1986	7/11/2016	15 to 30 Years
C-Store	Lagrange, GA	(b)	1,033	368	—	—	1,033	368	1,401	(158)	1972	7/11/2016	15 to 20 Years
C-Store	Auburn, AL	(b)	2,188	945	—	85	2,188	1,030	3,218	(260)	2001	7/11/2016	22 to 40 Years
C-Store	Greenville, AL	(b)	1,278	490	—	—	1,278	490	1,768	(209)	1991	7/11/2016	19 to 30 Years
C-Store	Lanett, AL	(b)	788	350	—	—	788	350	1,138	(159)	1975	7/11/2016	15 to 20 Years
C-Store	Lincoln, AL	(b)	1,785	1,312	—	2	1,785	1,314	3,099	(288)	2001	7/11/2016	22 to 40 Years
C-Store	Montgomery, AL	(b)	648	228	—	—	648	228	876	(113)	1965	7/11/2016	15 to 20 Years
C-Store	Prattville, AL	(b)	1,978	735	—	—	1,978	735	2,713	(221)	1995	7/11/2016	19 to 30 Years
C-Store	Panama City, FL	(b)	630	298	—	—	630	298	928	(122)	1951	7/11/2016	15 to 20 Years
C-Store	Valley, AL	(b)	280	368	—	—	280	368	648	(97)	1955	7/11/2016	15 to 20 Years
C-Store	Lebo, KS	(b)	1,951	762	—	—	1,951	762	2,713	(352)	1976	11/18/2014	15 to 20 Years
C-Store	Kearney, MO	(b)	529	925	—	—	529	925	1,454	(222)	2001	11/18/2014	15 to 30 Years
C-Store	Cleveland, MO	(b)	701	894	—	—	701	894	1,595	(324)	1994	11/18/2014	15 to 20 Years
C-Store	Kansas City, MO	(b)	925	1,027	—	—	925	1,027	1,952	(264)	1996	11/18/2014	15 to 30 Years
C-Store	Scottsdale, AZ	(b)	4,416	2,384	—	—	4,416	2,384	6,800	(1,445)	2000	7/2/2007	15 to 40 Years
C-Store	Scottsdale, AZ	(b)	5,123	2,683	—	—	5,123	2,683	7,806	(2,061)	1991	7/2/2007	15 to 40 Years
C-Store	Cave Creek, AZ	(b)	2,711	2,201	—	—	2,711	2,201	4,912	(1,222)	1998	7/2/2007	15 to 40 Years
C-Store	Scottsdale, AZ	(b)	3,437	2,373	—	—	3,437	2,373	5,810	(1,824)	1996	7/2/2007	15 to 40 Years
C-Store	Phoenix, AZ	(b)	2,243	4,243	—	—	2,243	4,243	6,486	(2,138)	2001	7/2/2007	15 to 40 Years
C-Store	Scottsdale, AZ	(b)	2,765	2,196	—	—	2,765	2,196	4,961	(1,327)	1995	7/2/2007	15 to 40 Years
C-Store	Narberth, PA	(b)	1,812	3,163	—	—	1,812	3,163	4,975	(586)	2006	7/17/2013	8 to 46 Years
C-Store	Manahawkin, NJ	(b)	3,258	1,954	—	—	3,258	1,954	5,212	(1,101)	2001	7/17/2013	8 to 46 Years
C-Store	Hockessin, DE	(b)	1,921	2,477	—	—	1,921	2,477	4,398	(651)	2001	7/17/2013	8 to 46 Years
C-Store	Oakland, FL	(b)	1,303	1,109	—	—	1,303	1,109	2,412	(529)	2002	12/19/2013	15 to 30 Years
C-Store	Huntsville, AR	(b)	359	504	—	65	359	569	928	(107)	2003	9/30/2016	15 to 40 Years
C-Store	Butler, MO	(b)	919	1,076	—	113	919	1,189	2,108	(263)	1996	9/30/2016	15 to 30 Years
C-Store	Orlando, FL	(b)	1,644	1,829	—	—	1,644	1,829	3,473	(527)	2000	12/19/2013	15 to 40 Years
C-Store	Joplin, MO	(b)	352	434	—	28	352	462	814	(62)	2008	5/5/2017	15 to 40 Years
C-Store	Clinton, MO	(b)	291	404	—	—	291	404	695	(85)	1960	9/30/2016	15 to 30 Years
C-Store	Kimberling City, MO	(b)	173	474	—	98	173	572	745	(61)	1950	3/23/2017	15 to 30 Years
C-Store	Orlando, FL	(b)	973	350	—	—	973	350	1,323	(237)	1991	12/19/2013	15 to 30 Years
C-Store	Bergman, AR	(b)	404	549	—	—	404	549	953	(117)	1996	9/30/2016	14 to 40 Years
C-Store	Fayetteville, AR	(b)	1,760	953	—	80	1,760	1,033	2,793	(191)	1996	9/30/2016	16 to 40 Years
C-Store	Richland, MO	(b)	2,657	1,181	—	—	2,657	1,181	3,838	(578)	1984	5/5/2017	10 to 20 Years
C-Store	Orlando, FL	(b)	1,128	496	—	—	1,128	496	1,624	(278)	1995	12/19/2013	15 to 30 Years
C-Store	Berryville, AR	(b)	314	381	—	—	314	381	695	(80)	1996	9/30/2016	14 to 40 Years
C-Store	Holiday Island, AR	(b)	222	357	—	—	222	357	579	(67)	2000	5/5/2017	10 to 30 Years
C-Store	Apopka, FL	(b)	477	389	—	—	477	389	866	(152)	1989	12/19/2013	15 to 30 Years
C-Store	Branson, MO	(b)	1,781	2,864	—	80	1,781	2,944	4,725	(466)	1992	3/23/2017	15 to 30 Years

12
9

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	Harrison, AR	(b)	594	482	—	66	594	548	1,142	(103)	1981	9/30/2016	16 to 40 Years
C-Store	Orlando, FL	(b)	1,303	496	—	—	1,303	496	1,799	(267)	1994	12/19/2013	15 to 30 Years
C-Store	Branson, MO	(b)	1,177	1,199	—	53	1,177	1,252	2,429	(263)	1999	9/30/2016	12 to 40 Years
C-Store	Springfield, MO	(b)	431	732	—	141	431	873	1,304	(160)	1988	3/31/2016	18 to 30 Years
C-Store	Springdale, AR	(b)	2,119	1,401	—	157	2,119	1,558	3,677	(322)	2010	9/30/2016	17 to 40 Years
C-Store	Harrison, AR	(b)	2,309	2,040	—	—	2,309	2,040	4,349	(708)	1996	9/30/2016	11 to 30 Years
C-Store	Orlando, FL	(b)	1,167	982	—	—	1,167	982	2,149	(422)	2001	12/19/2013	15 to 30 Years
C-Store	Springfield, MO	(b)	327	732	—	41	327	773	1,100	(140)	1987	3/31/2016	18 to 30 Years
C-Store	Springfield, MO	(b)	562	1,007	—	47	562	1,054	1,616	(202)	1989	3/31/2016	18 to 30 Years
C-Store	Neosho, MO	(b)	504	628	—	43	504	671	1,175	(128)	2002	9/30/2016	14 to 40 Years
C-Store	Harrison, AR	(b)	235	202	—	123	235	325	560	(62)	1971	9/30/2016	17 to 30 Years
C-Store	Kissimmee, FL	(b)	759	1,061	—	13	759	1,074	1,833	(420)	2005	12/19/2013	15 to 30 Years
C-Store	Ridgedale, MO	(b)	1,199	1,177	—	58	1,199	1,235	2,434	(268)	1995	9/30/2016	13 to 30 Years
C-Store	Harrison, AR	(b)	224	717	—	60	224	777	1,001	(121)	1980	9/30/2016	12 to 30 Years
C-Store	Orlando, FL	(b)	1,080	798	—	—	1,080	798	1,878	(315)	2001	12/19/2013	15 to 30 Years
C-Store	Forsyth, MO	(b)	370	572	—	—	370	572	942	(119)	1950	9/30/2016	14 to 30 Years
C-Store	Harrison, AR	(b)	392	336	—	161	392	497	889	(113)	1982	9/30/2016	12 to 30 Years
C-Store	Fayetteville, AR	(b)	986	897	—	128	986	1,025	2,011	(206)	1996	9/30/2016	15 to 30 Years
C-Store	Yellville, AR	(b)	269	740	—	87	269	827	1,096	(139)	1984	9/30/2016	13 to 30 Years
C-Store	Harrison, AR	(b)	673	471	—	73	673	544	1,217	(105)	1985	9/30/2016	14 to 30 Years
C-Store	Lead Hill, AR	(b)	258	1,054	—	78	258	1,132	1,390	(158)	1974	9/30/2016	15 to 30 Years
C-Store	Oviedo, FL	(b)	973	798	—	—	973	798	1,771	(350)	1995	12/19/2013	15 to 30 Years
C-Store	Branson, MO	(b)	605	818	—	7	605	825	1,430	(171)	1993	9/30/2016	15 to 30 Years
C-Store	Mountain Home, AR	(b)	224	493	—	90	224	583	807	(86)	1991	9/30/2016	12 to 40 Years
C-Store	Marshfield, MO	(b)	615	811	—	32	615	843	1,458	(171)	1987	3/31/2016	18 to 30 Years
Curacao (f)	Fountain Valley, CA	(b)	9,470	13,326	—	—	9,470	13,326	22,796	(2,899)	1968	12/30/2014	11 to 30 Years
CVS	St. John, MO	(b)	1,733	3,095	91	365	1,824	3,460	5,284	(1,262)	1996	7/17/2013	1 to 43 Years
CVS	Glenville Scotia, NY	(b)	1,314	3,964	—	—	1,314	3,964	5,278	(810)	2006	7/17/2013	12 to 43 Years
CVS	Clinton, NY	(b)	1,050	2,090	—	—	1,050	2,090	3,140	(505)	2005	7/17/2013	11 to 42 Years
CVS	Mechanicville, NY	(b)	654	3,120	—	—	654	3,120	3,774	(636)	1997	7/17/2013	4 to 38 Years
CVS	Carrolton, TX	(b)	945	1,967	—	—	945	1,967	2,912	(409)	1995	7/17/2013	1 to 39 Years
CVS	Maynard, MA	(b)	1,683	3,984	—	—	1,683	3,984	5,667	(719)	2004	7/17/2013	14 to 42 Years
CVS	Lake Worth, TX	(b)	1,044	1,817	—	—	1,044	1,817	2,861	(528)	1996	7/17/2013	2 to 30 Years
CVS	Richardson, TX	(a)	803	2,575	—	—	803	2,575	3,378	(506)	1996	7/17/2013	3 to 40 Years
CVS	River Oaks, TX	(a)	829	2,871	—	—	829	2,871	3,700	(616)	1996	7/17/2013	3 to 40 Years
CVS	The Colony, TX	(b)	1,028	1,769	—	—	1,028	1,769	2,797	(378)	1996	7/17/2013	1 to 40 Years
CVS	Wichita Falls, TX	(b)	503	2,530	—	—	503	2,530	3,033	(530)	1995	7/17/2013	2 to 40 Years
CVS	Wichita Falls, TX	(b)	528	2,022	—	—	528	2,022	2,550	(409)	1995	7/17/2013	1 to 40 Years
CVS	Azle, TX	(b)	1,213	3,504	—	—	1,213	3,504	4,717	(638)	2008	7/17/2013	15 to 43 Years
CVS	Amarillo, TX	(b)	916	2,747	—	—	916	2,747	3,663	(687)	1994	7/17/2013	20 to 20 Years
CVS	Richland Hills, TX	(a)	997	2,951	—	—	997	2,951	3,948	(591)	1997	7/17/2013	4 to 40 Years
CVS	Alpharetta, GA	(a)	968	2,614	—	—	968	2,614	3,582	(562)	1998	7/17/2013	5 to 40 Years
CVS	Atlanta, GA	(a)	1,316	2,266	—	—	1,316	2,266	3,582	(519)	2006	7/17/2013	14 to 42 Years
CVS	Lincoln, IL	(a)	444	3,043	—	—	444	3,043	3,487	(627)	2007	7/17/2013	11 to 43 Years
CVS	Okeechobee, FL	(b)	674	5,088	—	—	674	5,088	5,762	(1,242)	2001	7/17/2013	9 to 30 Years
CVS	Orlando, FL	(b)	781	3,799	—	—	781	3,799	4,580	(939)	2005	7/17/2013	10 to 30 Years
CVS	Kissimmee, FL	(b)	1,508	2,153	—	—	1,508	2,153	3,661	(492)	1995	7/17/2013	2 to 40 Years
CVS	Indianapolis, IN	(a)	733	2,882	—	—	733	2,882	3,615	(625)	1997	7/17/2013	10 to 38 Years
CVS	Indianapolis, IN	(a)	860	2,754	—	—	860	2,754	3,614	(616)	1998	7/17/2013	10 to 40 Years
CVS	Gulfport, MS	(b)	441	4,208	—	—	441	4,208	4,649	(783)	2000	7/17/2013	12 to 40 Years
CVS	Madison, MS	(b)	745	3,323	—	—	745	3,323	4,068	(672)	2004	7/17/2013	11 to 40 Years
CVS	Waynesville, NC	(b)	1,495	2,365	—	—	1,495	2,365	3,860	(504)	2005	7/17/2013	12 to 42 Years
CVS	Hamilton, OH	(b)	738	2,429	—	—	738	2,429	3,167	(540)	1998	7/17/2013	5 to 39 Years
CVS	Portsmouth, OH	(b)	354	1,953	(276)	(1,514)	78	439	517	(36)	1997	7/17/2013	7 to 33 Years
CVS	Del City, OK	(b)	1,027	3,428	—	—	1,027	3,428	4,455	(104)	1998	7/17/2013	33 to 33 Years
1
30

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
CVS	New Cumberland, PA	(b)	794	2,663	—	—	794	2,663	3,457	(547)	2007	7/17/2013	12 to 43 Years
CVS	Myrtle Beach, SC	(b)	828	4,024	—	—	828	4,024	4,852	(778)	2004	7/17/2013	12 to 42 Years
CVS	Florence, SC	(b)	744	2,070	—	—	744	2,070	2,814	(443)	1998	7/17/2013	5 to 39 Years
CVS	Columbia, TN	(b)	842	1,864	—	—	842	1,864	2,706	(440)	1997	7/17/2013	4 to 37 Years
CVS	Onley, VA	(b)	2,530	2,296	—	—	2,530	2,296	4,826	(581)	2007	7/17/2013	12 to 43 Years
Dairy Queen	Anchorage, AK	(b)	1,150	1,262	—	—	1,150	1,262	2,412	(126)	2007	2/16/2017	15 to 40 Years
Dairy Queen	Anchorage, AK	(b)	333	461	—	—	333	461	794	(48)	2010	2/16/2017	10 to 40 Years
Dairy Queen	Wasilla, AK	(b)	577	1,260	—	—	577	1,260	1,837	(263)	1984	2/16/2017	5 to 20 Years
Dairy Queen	Palmer, AK	(b)	510	1,350	—	90	510	1,440	1,950	(184)	2000	2/16/2017	10 to 30 Years
Dave & Buster’s	Westlake, OH	(b)	2,856	1	—	44	2,856	45	2,901	(12)	2016	5/18/2017	10 to 10 Years
Dave & Buster’s	Addison, IL	(b)	4,690	6,692	—	—	4,690	6,692	11,382	(3,039)	1995	7/17/2013	7 to 24 Years
Dave & Buster’s (f)	Tucson, AZ	(b)	2,874	5,655	—	43	2,874	5,698	8,572	(535)	2017	3/31/2017	15 to 50 Years
David’s Bridal	Lenexa, KS	(b)	919	2,476	—	—	919	2,476	3,395	(502)	2005	7/17/2013	2 to 47 Years
David’s Bridal	Topeka, KS	(b)	542	2,251	—	(15)	542	2,236	2,778	(379)	2006	7/17/2013	12 to 48 Years
Davis-Standard	Pawcatuck, CT	(b)	2,736	9,218	—	36	2,736	9,254	11,990	(1,214)	1969	10/27/2016	7 to 40 Years
Davis-Standard	Fulton, NY	(b)	445	6,113	—	35	445	6,148	6,593	(645)	1983	10/27/2016	5 to 40 Years
Defined Fitness	Farmington, NM	(b)	2,242	6,696	—	—	2,242	6,696	8,938	(954)	1999	4/23/2015	15 to 40 Years
Defined Fitness	Albuquerque, NM	(b)	2,391	4,008	—	—	2,391	4,008	6,399	(756)	2001	4/23/2015	15 to 30 Years
Defined Fitness	Albuquerque, NM	(b)	4,732	6,845	—	—	4,732	6,845	11,577	(1,104)	1972	4/23/2015	15 to 40 Years
Defined Fitness	Albuquerque, NM	(b)	1,914	3,724	—	—	1,914	3,724	5,638	(681)	1995	4/23/2015	15 to 30 Years
Defined Fitness	Rio Rancho, NM	(b)	1,448	2,172	—	—	1,448	2,172	3,620	(424)	1997	4/23/2015	15 to 30 Years
Defined Fitness	Albuquerque, NM	(b)	1,891	6,042	—	—	1,891	6,042	7,933	—	2020	12/27/2019	14 to 45 Years
Denny’s	Benson, AZ	(b)	313	336	—	—	313	336	649	(118)	1996	3/20/2015	15 to 20 Years
Denny’s	Fountain Hills, AZ	(b)	684	1,073	—	—	684	1,073	1,757	(6)	1995	11/25/2019	8 to 20 Years
Dillon Tire	Lincoln, NE	(b)	1,144	2,935	—	—	1,144	2,935	4,079	(33)	1972	11/25/2019	2 to 10 Years
Dollar General	Creal Springs, IL	(b)	261	653	—	—	261	653	914	(142)	2014	4/27/2015	14 to 40 Years
Dollar General	Fruita, CO	(a)	255	1,025	—	—	255	1,025	1,280	(206)	2012	10/29/2013	13 to 40 Years
Dollar General	De Soto, KS	(a)	301	1,049	—	—	301	1,049	1,350	(238)	2012	10/29/2013	13 to 40 Years
Dollar General	La Cygne, KS	(a)	120	833	—	—	120	833	953	(167)	2012	10/29/2013	13 to 40 Years
Dollar General	Topeka, KS	(a)	313	882	—	—	313	882	1,195	(192)	2012	10/29/2013	13 to 40 Years
Dollar General	Emporia, KS	(a)	292	1,176	—	—	292	1,176	1,468	(241)	2012	10/29/2013	13 to 40 Years
Dollar General	Hill City, KS	(a)	243	815	—	—	243	815	1,058	(190)	2012	10/29/2013	13 to 40 Years
Dollar General	Pagosa Springs, CO	(a)	253	1,031	—	—	253	1,031	1,284	(198)	2012	10/29/2013	13 to 40 Years
Dollar General	Silt, CO	(a)	334	894	—	—	334	894	1,228	(173)	2012	10/29/2013	13 to 40 Years
Dollar General	Tornillo, TX	(a)	255	818	—	—	255	818	1,073	(187)	2012	10/29/2013	13 to 40 Years
Dollar General	Crystal City, TX	(a)	295	939	—	—	295	939	1,234	(180)	2012	10/29/2013	13 to 40 Years
Dollar General	Temple, TX	(a)	414	897	—	—	414	897	1,311	(190)	2012	10/29/2013	13 to 40 Years
Dollar General	Gore, OK	(a)	182	924	—	—	182	924	1,106	(190)	2012	10/29/2013	13 to 40 Years
Dollar General	Stigler, OK	(a)	610	809	—	—	610	809	1,419	(194)	2012	10/29/2013	13 to 40 Years
Dollar General	Okay, OK	(a)	200	901	—	—	200	901	1,101	(182)	2012	10/29/2013	13 to 40 Years
Dollar General	Hobart, OK	(a)	230	910	—	—	230	910	1,140	(192)	2012	10/29/2013	13 to 40 Years
Dollar General	Atoka, OK	(a)	466	1,304	—	—	466	1,304	1,770	(254)	2012	10/29/2013	13 to 40 Years
Dollar General	Claremore, OK	(a)	243	928	—	—	243	928	1,171	(178)	2012	10/29/2013	13 to 40 Years
Dollar General	Adair, OK	(a)	264	855	—	—	264	855	1,119	(171)	2012	10/29/2013	13 to 40 Years
Dollar General	Altus, OK	(a)	315	918	—	—	315	918	1,233	(177)	2012	10/29/2013	13 to 40 Years
Dollar General	Ketchum, OK	(a)	297	760	—	—	297	760	1,057	(186)	2012	10/29/2013	13 to 40 Years
Dollar General	Spiro, OK	(a)	263	1,099	—	—	263	1,099	1,362	(243)	2012	10/29/2013	13 to 40 Years
Dollar General	Walters, OK	(a)	173	1,042	—	—	173	1,042	1,215	(205)	2012	10/29/2013	13 to 40 Years
Dollar General	Sand Springs, OK	(a)	396	1,039	—	—	396	1,039	1,435	(213)	2012	10/29/2013	13 to 40 Years
Dollar General	Ord, NE	(a)	222	1,010	—	—	222	1,010	1,232	(208)	2012	10/29/2013	13 to 40 Years
Dollar General	Las Cruces, NM	(a)	452	900	—	—	452	900	1,352	(203)	2012	10/29/2013	13 to 40 Years
Dollar General	Hobbs, NM	(a)	405	949	—	—	405	949	1,354	(219)	2012	10/29/2013	13 to 40 Years
Dollar General	Wetumpka, AL	(a)	303	784	—	—	303	784	1,087	(167)	2011	9/17/2013	12 to 40 Years
Dollar General	Orrville, AL	(a)	192	826	—	—	192	826	1,018	(182)	2011	9/17/2013	12 to 40 Years
Dollar General	Rehobeth, AL	(a)	259	774	—	—	259	774	1,033	(157)	2011	9/17/2013	12 to 40 Years
1
31

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Dollar General	Tallassee, AL	(a)	141	895	—	—	141	895	1,036	(168)	2011	9/17/2013	12 to 40 Years
Dollar General	Jasper, AL	(a)	365	1,052	—	—	365	1,052	1,417	(211)	2011	9/17/2013	12 to 40 Years
Dollar General	Cowarts, AL	(a)	396	836	—	—	396	836	1,232	(171)	2011	9/17/2013	12 to 40 Years
Dollar General	Centre, AL	(a)	233	767	—	—	233	767	1,000	(160)	2011	9/17/2013	12 to 40 Years
Dollar General	Crossville, TN	(a)	264	849	—	—	264	849	1,113	(173)	2011	9/17/2013	12 to 40 Years
Dollar General	Eastaboga, AL	(a)	223	937	—	—	223	937	1,160	(187)	2011	9/17/2013	12 to 40 Years
Dollar General	Enterprise, AL	(a)	255	803	—	—	255	803	1,058	(162)	2011	9/17/2013	12 to 40 Years
Dollar General	Western Grove, AR	(b)	391	595	—	—	391	595	986	(152)	2014	12/15/2014	14 to 40 Years
Dollar General	Quinton, OK	(b)	245	683	—	—	245	683	928	(127)	2014	12/15/2014	14 to 40 Years
Dollar General	Alpena, AR	(b)	359	600	—	—	359	600	959	(149)	2014	12/15/2014	14 to 40 Years
Dollar General	Keota, OK	(b)	215	687	—	—	215	687	902	(134)	2014	12/15/2014	14 to 40 Years
Dollar General	Cameron, OK	(b)	312	710	—	—	312	710	1,022	(127)	2014	12/15/2014	14 to 40 Years
Dollar General	Center Ridge, AR	(b)	313	595	—	—	313	595	908	(149)	2014	12/15/2014	14 to 40 Years
Dollar General	Lakeview, IA	(b)	251	568	—	—	251	568	819	(117)	2015	4/27/2015	14 to 40 Years
Dollar General	Pleasant Hope, MO	(b)	263	650	—	—	263	650	913	(136)	2014	5/14/2015	14 to 40 Years
Dollar General	Los Lunas, NM	(b)	281	740	—	—	281	740	1,021	(161)	2015	5/14/2015	14 to 40 Years
Dollar General	Bloomfield, NM	(b)	409	663	—	—	409	663	1,072	(130)	2015	5/14/2015	14 to 40 Years
Dollar General	Drexel, MO	(b)	184	727	—	—	184	727	911	(136)	2015	5/14/2015	14 to 40 Years
Dollar General	La Plata, MO	(b)	283	653	—	—	283	653	936	(143)	2014	4/27/2015	14 to 40 Years
Dollar General	Pineville, MO	(b)	253	699	—	—	253	699	952	(157)	2014	3/31/2015	14 to 40 Years
Dollar General	Aztec, NM	(b)	548	623	—	—	548	623	1,171	(145)	2014	3/31/2015	14 to 40 Years
Dollar General	Bentonia, MS	(b)	227	745	—	—	227	745	972	(128)	2014	6/22/2015	13 to 40 Years
Dollar General	Ardmore, TN	(b)	950	1,847	—	—	950	1,847	2,797	(570)	2005	7/17/2013	8 to 40 Years
Dollar General	Byng, OK	(b)	205	646	—	—	205	646	851	(111)	2015	7/14/2015	14 to 40 Years
Dollar General	Maben, MS	(b)	263	734	—	—	263	734	997	(139)	2014	9/24/2015	13 to 40 Years
Dollar General	Laurel, MS	(b)	683	421	—	—	683	421	1,104	(3)	2012	11/25/2019	7 to 31 Years
Dollar Tree / Family Dollar	Portsmouth, OH	(a)	219	2,049	(165)	(1,330)	54	719	773	(50)	1997	7/17/2013	7 to 34 Years
Dollar Tree / Family Dollar	Alliance, OH	(b)	556	1,317	(423)	(810)	133	507	640	(111)	1996	7/17/2013	5 to 27 Years
Dollar Tree / Family Dollar	Mesa, AZ	(b)	734	2	102	630	836	632	1,468	(108)	1955	11/13/2014	10 to 50 Years
Dollar Tree / Family Dollar	Kincheloe, MI	(b)	317	626	—	—	317	626	943	(146)	2014	3/20/2015	14 to 40 Years
Dollar Tree / Family Dollar	Mansfield, OH	(b)	288	825	—	—	288	825	1,113	(144)	2014	4/28/2015	9 to 40 Years
Dollar Tree / Family Dollar	Des Moines, IA	(b)	354	807	—	—	354	807	1,161	(164)	2014	3/20/2015	8 to 40 Years
Dollar Tree / Family Dollar	Otter Tail, MN	(b)	338	791	—	—	338	791	1,129	(142)	2014	3/20/2015	14 to 40 Years
Dollar Tree / Family Dollar	Evart, MI	(b)	306	703	—	—	306	703	1,009	(139)	2014	3/20/2015	14 to 40 Years
Dollar Tree / Family Dollar	Anderson, IN	(b)	359	781	—	—	359	781	1,140	(149)	2015	3/20/2015	14 to 40 Years
Dollar Tree / Family Dollar	Bulls Gap, TN	(b)	466	762	—	—	466	762	1,228	(148)	2014	3/20/2015	14 to 40 Years
Dollar Tree / Family Dollar	Duluth, MN	(b)	422	869	—	—	422	869	1,291	(165)	2015	5/12/2015	9 to 40 Years
Dollar Tree / Family Dollar (f)	Lakewood, OH	(b)	522	2,053	—	—	522	2,053	2,575	(455)	1996	7/17/2013	3 to 35 Years
Dollar Tree / Family Dollar	Buena Vista, GA	(b)	431	769	—	—	431	769	1,200	(12)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Montgomery, AL	(b)	426	657	—	—	426	657	1,083	(10)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Clarksville, TN	(b)	460	965	—	—	460	965	1,425	(11)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Standish, ME	(b)	265	978	—	—	265	978	1,243	(13)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Prattville, AL	(b)	815	476	—	—	815	476	1,291	(11)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Southaven, MS	(b)	443	1,209	—	—	443	1,209	1,652	(13)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Prichard, AL	(b)	735	436	—	—	735	436	1,171	(8)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Marion, MS	(b)	431	600	—	—	431	600	1,031	(9)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Ridgeland, MS	(b)	671	734	—	—	671	734	1,405	(10)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Brownsville, TN	(b)	251	774	—	—	251	774	1,025	(10)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Big Sandy, TN	(b)	270	585	—	—	270	585	855	(8)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Brundidge, AL	(b)	341	601	—	—	341	601	942	(10)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Oakdale, LA	(b)	236	884	—	—	236	884	1,120	(11)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	North Little Rock, AR	(b)	295	811	—	—	295	811	1,106	(11)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Quinlan, TX	(b)	205	729	—	—	205	729	934	(10)	2014	9/19/2019	10 to 25 Years
Dollar Tree / Family Dollar	Boling-Iago, TX	(b)	256	687	—	—	256	687	943	(10)	2013	9/19/2019	10 to 26 Years
Dollar Tree / Family Dollar	Rising Star, TX	(b)	155	736	—	—	155	736	891	(10)	2014	9/19/2019	10 to 25 Years

13
2

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Dollar Tree / Family Dollar	Lake Charles, LA	(b)	358	825	—	—	358	825	1,183	(11)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Marsing, ID	(b)	340	811	—	—	340	811	1,151	(11)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Calvert, TX	(b)	178	891	—	—	178	891	1,069	(11)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Hillsboro, TX	(b)	214	758	—	—	214	758	972	(9)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Monticello, UT	(b)	289	865	—	—	289	865	1,154	(12)	2013	9/19/2019	10 to 26 Years
Dollar Tree / Family Dollar	Bonifay, FL	(b)	509	493	—	—	509	493	1,002	(15)	2014	6/28/2019	12 to 26 Years
Dollar Tree / Family Dollar	Monticello, FL	(b)	413	762	—	—	413	762	1,175	(18)	2014	6/28/2019	13 to 33 Years
Dollar Tree / Family Dollar	Lakeland, FL	(b)	634	687	—	—	634	687	1,321	(21)	2014	6/28/2019	12 to 27 Years
Dollar Tree / Family Dollar	Sanford, NC	(b)	634	656	—	—	634	656	1,290	(21)	2014	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	Lansing, MI	(b)	702	584	—	—	702	584	1,286	(23)	2013	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Laurens, SC	(b)	543	586	—	—	543	586	1,129	(18)	2014	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	Chocowinity, NC	(b)	487	526	—	—	487	526	1,013	(17)	2014	6/28/2019	11 to 26 Years
Dollar Tree / Family Dollar	Hubert, NC	(b)	665	761	—	—	665	761	1,426	(19)	2014	6/28/2019	13 to 33 Years
Dollar Tree / Family Dollar	St. Petersburg, FL	(b)	961	545	—	—	961	545	1,506	(18)	2014	6/28/2019	10 to 31 Years
Dollar Tree / Family Dollar	Fort Mill, SC	(b)	553	847	—	—	553	847	1,400	(18)	2014	6/28/2019	10 to 36 Years
Dollar Tree / Family Dollar	Port St. Lucie, FL	(b)	796	745	—	—	796	745	1,541	(19)	2014	6/28/2019	13 to 31 Years
Dollar Tree / Family Dollar	Orlando, FL	(b)	916	542	—	—	916	542	1,458	(16)	2014	6/28/2019	10 to 31 Years
Dollar Tree / Family Dollar	Mobile, AL	(b)	375	848	—	—	375	848	1,223	(16)	2013	6/28/2019	12 to 35 Years
Dollar Tree / Family Dollar	Bossier City, LA	(b)	543	536	—	—	543	536	1,079	(17)	2013	6/28/2019	11 to 26 Years
Dollar Tree / Family Dollar	Lillian, AL	(b)	362	687	—	—	362	687	1,049	(20)	2013	6/28/2019	10 to 31 Years
Dollar Tree / Family Dollar	Alapaha, GA	(b)	301	513	—	—	301	513	814	(17)	2013	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Church Point, LA	(b)	434	687	—	—	434	687	1,121	(17)	2013	6/28/2019	13 to 30 Years
Dollar Tree / Family Dollar	Griffin, GA	(b)	487	809	—	—	487	809	1,296	(20)	1976	6/28/2019	8 to 29 Years
Dollar Tree / Family Dollar	Atlanta, GA	(b)	929	630	—	—	929	630	1,559	(19)	1968	6/28/2019	9 to 23 Years
Dollar Tree / Family Dollar	Abbeville, AL	(b)	245	670	—	—	245	670	915	(19)	2013	6/28/2019	10 to 27 Years
Dollar Tree / Family Dollar	Anniston, AL	(b)	492	510	—	—	492	510	1,002	(21)	2013	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Doerun, GA	(b)	210	586	—	—	210	586	796	(18)	2014	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	Danville, VA	(b)	346	570	—	—	346	570	916	(19)	2013	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Nampa, ID	(b)	418	940	—	—	418	940	1,358	(22)	2002	6/28/2019	10 to 32 Years
Dollar Tree / Family Dollar	Hastings, NE	(b)	293	623	—	—	293	623	916	(18)	2002	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Detroit, MI	(b)	269	897	—	—	269	897	1,166	(20)	1932	6/28/2019	11 to 28 Years
Dollar Tree / Family Dollar	Rockford, IL	(b)	436	1,031	—	—	436	1,031	1,467	(23)	1988	6/28/2019	10 to 32 Years
Dollar Tree / Family Dollar	Newberry, MI	(b)	711	1,081	—	—	711	1,081	1,792	(25)	2010	6/28/2019	10 to 32 Years
Dollar Tree / Family Dollar	Mohave Valley, AZ	(b)	327	666	—	—	327	666	993	(23)	1974	6/28/2019	10 to 22 Years
Dollar Tree / Family Dollar	Fort Madison, IA	(b)	179	274	—	—	179	274	453	(14)	2003	6/28/2019	7 to 18 Years
Dollar Tree / Family Dollar	Paulden, AZ	(b)	343	821	—	—	343	821	1,164	(22)	2013	6/28/2019	12 to 30 Years
Dollar Tree / Family Dollar	N. Platte, NE	(b)	208	285	—	—	208	285	493	(16)	2002	6/28/2019	6 to 14 Years
Dollar Tree / Family Dollar	St. Louis, MO	(b)	171	1,509	—	—	171	1,509	1,680	(21)	2004	9/19/2019	7 to 20 Years
Dollar Tree / Family Dollar	Grenada, MS	(b)	198	678	—	—	198	678	876	(9)	2013	9/19/2019	10 to 26 Years
Dollar Tree / Family Dollar	Union, MS	(b)	196	629	—	—	196	629	825	(10)	2013	9/19/2019	10 to 24 Years
Dollar Tree / Family Dollar	Mendenhall, MS	(b)	239	686	—	—	239	686	925	(11)	2014	9/19/2019	10 to 25 Years
Dollar Tree / Family Dollar	Oklahoma City, OK	(b)	221	1,332	—	—	221	1,332	1,553	(16)	1991	9/19/2019	10 to 25 Years
Dollar Tree / Family Dollar	Kansas City, MO	(b)	148	1,007	—	—	148	1,007	1,155	(21)	2003	9/19/2019	7 to 14 Years
Dollar Tree / Family Dollar	Diamond Head, MS	(b)	200	905	—	—	200	905	1,105	(11)	2013	9/19/2019	10 to 29 Years
Dollar Tree / Family Dollar	Columbus, MS	(b)	139	410	—	—	139	410	549	(10)	1986	9/19/2019	6 to 15 Years
Dollar Tree / Family Dollar	Caledonia, MS	(b)	252	463	—	—	252	463	715	(9)	2013	9/19/2019	10 to 24 Years
Dollar Tree / Family Dollar	Louisville, MS	(b)	142	673	—	—	142	673	815	(9)	2014	9/19/2019	10 to 25 Years
Dollar Tree / Family Dollar	Madisonville, KY	(b)	538	700	—	—	538	700	1,238	(17)	2013	6/28/2019	9 to 30 Years
Dollar Tree / Family Dollar	Fayetteville, NC	(b)	245	471	—	—	245	471	716	(13)	1973	6/28/2019	10 to 28 Years
Dollar Tree / Family Dollar	Old Hickory, TN	(b)	749	846	—	—	749	846	1,595	(18)	2013	6/28/2019	11 to 36 Years
Dollar Tree / Family Dollar	Haw River, NC	(b)	431	569	—	—	431	569	1,000	(18)	2013	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	Louisville, KY	(b)	746	569	—	—	746	569	1,315	(18)	2013	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	Memphis, TN	(b)	197	368	—	—	197	368	565	(18)	2005	6/28/2019	10 to 17 Years
Dollar Tree / Family Dollar	Brandenburg, KY	(b)	527	594	—	—	527	594	1,121	(17)	2013	6/28/2019	10 to 30 Years
Dollar Tree / Family Dollar	Knoxville, TN	(b)	276	652	—	—	276	652	928	(15)	1986	6/28/2019	8 to 30 Years

13
3

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Dollar Tree / Family Dollar	Memphis, TN	(b)	551	624	—	—	551	624	1,175	(15)	2013	6/28/2019	12 to 31 Years
Dollar Tree / Family Dollar	Memphis, TN	(b)	315	336	—	—	315	336	651	(15)	2003	6/28/2019	8 to 25 Years
Dollar Tree / Family Dollar	Aiken, SC	(b)	335	808	—	—	335	808	1,143	(18)	2013	6/28/2019	11 to 36 Years
Dollar Tree / Family Dollar	Lancaster, SC	(b)	620	571	—	—	620	571	1,191	(18)	2013	6/28/2019	11 to 26 Years
Dollar Tree / Family Dollar	Hardeeville, SC	(b)	236	652	—	—	236	652	888	(14)	2013	6/28/2019	11 to 32 Years
Dollar Tree / Family Dollar	Williamston, SC	(b)	373	581	—	—	373	581	954	(17)	2013	6/28/2019	10 to 27 Years
Dollar Tree / Family Dollar	N. Charleston, SC	(b)	682	573	—	—	682	573	1,255	(20)	2013	6/28/2019	8 to 30 Years
Dollar Tree / Family Dollar	Greenwood, SC	(b)	569	742	—	—	569	742	1,311	(24)	1975	6/28/2019	7 to 23 Years
Dollar Tree / Family Dollar	Columbia, SC	(b)	551	534	—	—	551	534	1,085	(17)	2013	6/28/2019	11 to 25 Years
Dollar Tree / Family Dollar	Roebuck, SC	(b)	494	418	—	—	494	418	912	(17)	2013	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Camden, SC	(b)	222	745	—	—	222	745	967	(16)	2013	6/28/2019	11 to 36 Years
Dollar Tree / Family Dollar	N. Charleston, SC	(b)	552	600	—	—	552	600	1,152	(16)	2013	6/28/2019	10 to 30 Years
Dollar Tree / Family Dollar	Tyler, TX	(b)	416	609	—	—	416	609	1,025	(18)	2003	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	La Feria, TX	(b)	601	647	—	—	601	647	1,248	(17)	2001	6/28/2019	10 to 29 Years
Dollar Tree / Family Dollar	Falfurrias, TX	(b)	117	916	—	—	117	916	1,033	(28)	1995	6/28/2019	7 to 22 Years
Dollar Tree / Family Dollar	Olmito, TX	(b)	271	841	—	—	271	841	1,112	(18)	2013	6/28/2019	14 to 32 Years
Dollar Tree / Family Dollar	Fort Davis, TX	(b)	202	785	—	—	202	785	987	(18)	2014	6/28/2019	12 to 33 Years
Dollar Tree / Family Dollar	Poteet, TX	(b)	253	376	—	—	253	376	629	(23)	1995	6/28/2019	3 to 25 Years
Dollar Tree / Family Dollar	Camp Wood, TX	(b)	207	781	—	—	207	781	988	(17)	2014	6/28/2019	15 to 33 Years
Dollar Tree / Family Dollar	Hallsville, TX	(b)	154	334	—	—	154	334	488	(14)	2000	6/28/2019	7 to 25 Years
Dollar Tree / Family Dollar	San Angelo, TX	(b)	116	621	—	—	116	621	737	(18)	2000	6/28/2019	8 to 25 Years
Dollar Tree / Family Dollar	Brownfield, TX	(b)	205	613	—	—	205	613	818	(17)	2001	6/28/2019	10 to 26 Years
DOW Emergency	Livingston, TX	(b)	1,505	7,616	—	1,032	1,505	8,648	10,153	(827)	2014	3/30/2016	16 to 40 Years
DOW Emergency	Garland, TX	(b)	1,256	4,516	—	—	1,256	4,516	5,772	(435)	2016	3/30/2016	17 to 50 Years
DOW Emergency	Harlingen, TX	(b)	1,734	520	—	5,616	1,734	6,136	7,870	(369)	2016	12/1/2016	49 to 50 Years
Drive Time	Independence, MO	(b)	1,058	1,297	—	—	1,058	1,297	2,355	(780)	1968	11/25/2014	4 to 15 Years
Drive Time	Gladstone, MO	(b)	1,100	774	—	—	1,100	774	1,874	(240)	2005	3/11/2015	4 to 40 Years
Duluth Trading Co.	Greensboro, NC	(a)	2,776	3,990	—	367	2,776	4,357	7,133	(836)	2007	7/17/2013	10 to 47 Years
Eddie Merlot’s	Burr Ridge, IL	(b)	1,184	2,776	—	—	1,184	2,776	3,960	(13)	1997	11/25/2019	6 to 23 Years
El Chico	Tulsa, OK	(b)	1,337	61	—	—	1,337	61	1,398	(2)	1976	11/25/2019	7 to 15 Years
Emagine Theaters	Lakeville, MN	(b)	2,843	2,843	(419)	3,070	2,424	5,913	8,337	(871)	1998	7/29/2016	7 to 30 Years
Emagine Theaters	Rogers, MN	(b)	2,337	2,384	—	1,983	2,337	4,367	6,704	(767)	2006	7/29/2016	5 to 30 Years
Emagine Theaters	White Bear Township, MN	(b)	2,773	5,476	—	4,164	2,773	9,640	12,413	(1,506)	1995	7/29/2016	5 to 20 Years
Emagine Theaters	Monticello, MN	(b)	1,161	3,155	—	3,368	1,161	6,523	7,684	(773)	2004	7/29/2016	7 to 30 Years
Emagine Theaters	Plymouth, MN	(b)	2,516	4,089	—	2,450	2,516	6,539	9,055	(836)	1988	7/29/2016	4 to 30 Years
Emagine Theaters	Waconia, MN	(b)	249	1,464	—	1,731	249	3,195	3,444	(329)	1989	7/29/2016	6 to 20 Years
Emagine Theaters	East Bethel, MN	(b)	545	1,768	—	2,445	545	4,213	4,758	(568)	1990	7/29/2016	5 to 20 Years
Emagine Theaters	Delano, MN	(b)	397	1,052	—	—	397	1,052	1,449	(281)	1984	7/29/2016	3 to 20 Years
Emagine Theaters	Eagan, MN	(b)	3,106	4,963	—	4,000	3,106	8,963	12,069	(222)	1998	5/1/2019	10 to 36 Years
Express Car Washes	Van Buren, AR	(b)	370	1,537	—	—	370	1,537	1,907	(13)	2018	9/27/2019	14 to 38 Years
Express Car Washes	Oneonta, AL	(b)	500	1,368	—	—	500	1,368	1,868	(13)	2013	9/27/2019	12 to 35 Years
Express Car Washes	Chillicothe, OH	(b)	644	3,918	—	—	644	3,918	4,562	(29)	2017	9/27/2019	14 to 39 Years
Express Car Washes	Memphis, TN	(b)	103	466	—	—	103	466	569	(5)	2014	9/27/2019	9 to 35 Years
Express Car Washes	Birmingham, AL	(b)	776	3,031	—	—	776	3,031	3,807	(28)	2004	9/27/2019	11 to 32 Years
Express Car Washes	Hernando, MS	(b)	892	3,073	—	—	892	3,073	3,965	(25)	2015	9/27/2019	14 to 38 Years
Express Car Washes	Fort Smith, AR	(b)	431	2,014	—	—	431	2,014	2,445	(18)	2017	9/27/2019	11 to 34 Years
Express Car Washes	Boaz, AL	(b)	155	781	—	—	155	781	936	(8)	2011	9/27/2019	10 to 32 Years
Express Car Washes	Corinth, MS	(b)	402	4,509	—	—	402	4,509	4,911	(35)	2011	9/27/2019	14 to 35 Years
Express Car Washes	Madisonville, KY	(b)	421	1,565	—	—	421	1,565	1,986	(13)	2018	9/27/2019	13 to 39 Years
Express Car Washes	Sylacauga, AL	(b)	360	2,227	—	—	360	2,227	2,587	(18)	2017	9/27/2019	13 to 39 Years
Express Car Washes	Springfield, OH	(b)	673	3,330	—	—	673	3,330	4,003	(28)	2014	9/27/2019	13 to 36 Years
Express Car Washes	Dothan, AL	(b)	816	3,586	—	—	816	3,586	4,402	(30)	2008	9/27/2019	11 to 35 Years
Express Car Washes	Oakland, TN	(b)	503	2,671	—	—	503	2,671	3,174	(20)	2017	9/27/2019	15 to 38 Years
Express Car Washes	Rainbow City, AL	(b)	301	1,875	—	—	301	1,875	2,176	(17)	1998	9/27/2019	12 to 34 Years
Express Car Washes	Birmingham, AL	(b)	458	2,319	—	—	458	2,319	2,777	(22)	2006	9/27/2019	12 to 33 Years

13
4

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Express Car Washes	Rome, GA	(b)	290	1,398	—	—	290	1,398	1,688	(13)	2007	9/27/2019	12 to 33 Years
Express Car Washes	Conway, AR	(b)	306	762	—	—	306	762	1,068	(7)	2018	9/27/2019	14 to 38 Years
Express Car Washes	Warner Robins, GA	(b)	568	2,558	—	—	568	2,558	3,126	(23)	2013	9/27/2019	14 to 36 Years
Express Car Washes	Douglas, GA	(b)	582	2,987	—	—	582	2,987	3,569	(22)	2011	9/27/2019	14 to 39 Years
Express Car Washes	Olive Branch, MS	(b)	1,071	3,515	—	—	1,071	3,515	4,586	(33)	2006	9/27/2019	13 to 33 Years
Express Car Washes	Orem, UT	(b)	2,703	15,522	—	—	2,703	15,522	18,225	(122)	2005	9/27/2019	13 to 36 Years
Express Car Washes	Memphis, TN	(b)	380	640	—	—	380	640	1,020	(11)	2008	9/27/2019	9 to 29 Years
Express Car Washes	Centre, AL	(b)	156	771	—	—	156	771	927	(8)	2012	9/27/2019	11 to 33 Years
Family Fare Supermarket	Omaha, NE	(b)	2,198	3,328	—	—	2,198	3,328	5,526	(1,329)	1982	12/17/2013	4 to 20 Years
Family Medical Center	Jacksonville, FL	(b)	815	1,606	—	—	815	1,606	2,421	(385)	1977	8/18/2014	6 to 30 Years
Family Medical Center	Middleburg, FL	(b)	521	2,589	—	65	521	2,654	3,175	(634)	1988	8/18/2014	7 to 30 Years
Fazoli’s	Blue Springs, MO	(b)	688	119	101	(119)	789	—	789	—	(e)	8/27/2009	(e)
Fazoli’s	Lees Summit, MO	(b)	628	—	—	—	628	—	628	—	(e)	11/25/2019	(e)
Fazoli’s	Fort Wayne, IN	(b)	769	136	—	—	769	136	905	(2)	1982	11/25/2019	7 to 18 Years
FedEx	Peoria, IL	(b)	953	1,917	596	182	1,549	2,099	3,648	(757)	1996	7/17/2013	3 to 30 Years
FedEx	Madison, AL	(a)	5,115	6,701	—	—	5,115	6,701	11,816	(2,981)	2008	7/17/2013	10 to 38 Years
FedEx	Baton Rouge, LA	(b)	2,898	8,024	—	—	2,898	8,024	10,922	(1,988)	2008	7/17/2013	9 to 43 Years
FedEx	Oak Park, MI	(b)	16,713	19,718	—	38	16,713	19,756	36,469	(2,539)	2016	6/26/2017	14 to 40 Years
Ferguson Enterprises	Shallotte, NC	(a)	705	1,794	—	—	705	1,794	2,499	(620)	2006	7/17/2013	10 to 30 Years
Ferguson Enterprises	Salisbury, MD	(b)	4,210	6,613	—	—	4,210	6,613	10,823	(3,134)	2007	7/17/2013	10 to 27 Years
Ferguson Enterprises	Powhatan, VA	(b)	4,342	2,963	—	—	4,342	2,963	7,305	(2,367)	2007	7/17/2013	10 to 31 Years
Ferguson Enterprises	Ocala, FL	(b)	2,260	4,709	—	—	2,260	4,709	6,969	(1,567)	2006	7/17/2013	8 to 46 Years
Ferguson Enterprises	Front Royal, VA	(a)	7,257	35,711	—	—	7,257	35,711	42,968	(11,153)	2007	7/17/2013	9 to 34 Years
Ferguson Enterprises	Cohasset, MN	(a)	334	1,134	—	—	334	1,134	1,468	(443)	2007	7/17/2013	10 to 26 Years
Ferguson Enterprises	Auburn, AL	(a)	884	1,530	—	—	884	1,530	2,414	(516)	2007	7/17/2013	10 to 32 Years
FHE	Fruita, CO	(b)	1,596	9,361	—	—	1,596	9,361	10,957	(137)	2019	6/28/2019	12 to 45 Years
FHE	Fruita, CO	(b)	1,640	4,920	—	—	1,640	4,920	6,560	(97)	2007	6/28/2019	10 to 36 Years
Fiesta Mart (f)	Dallas, TX	(b)	3,975	—	—	—	3,975	—	3,975	—	(e)	7/17/2013	(e)
Fire King	New Albany, IN	(b)	941	5,078	—	—	941	5,078	6,019	—	1977	12/20/2019	9 to 30 Years
Food City	Blairsville, GA	(b)	1,652	3,102	—	—	1,652	3,102	4,754	(834)	2001	9/30/2014	10 to 30 Years
Food City	Chattanooga, TN	(b)	1,817	5,281	—	—	1,817	5,281	7,098	(1,225)	1969	9/30/2014	10 to 30 Years
Food City	Dayton, TN	(b)	1,122	6,767	—	—	1,122	6,767	7,889	(1,193)	1999	9/30/2014	10 to 40 Years
Fox Rehabilitation Services	Cherry Hill, NJ	(b)	4,078	6,076	—	—	4,078	6,076	10,154	(1,025)	1998	11/23/2016	9 to 30 Years
Freddy’s Frozen Custard	Sedalia, MO	(b)	594	1,196	—	—	594	1,196	1,790	(28)	2016	6/28/2019	8 to 34 Years
Fresenius Medical Care	Elizabethton, TN	(b)	482	1,139	—	—	482	1,139	1,621	(313)	2008	8/18/2014	6 to 30 Years
Fresenius Medical Care	Fairlea, WV	(b)	298	1,280	—	—	298	1,280	1,578	(314)	2009	8/18/2014	10 to 40 Years
Gardner School	Nashville, TN	(b)	2,461	1,427	—	—	2,461	1,427	3,888	(241)	1976	3/27/2015	15 to 40 Years
Georgia Theatre	Danville, VA	(b)	1,349	6,406	—	—	1,349	6,406	7,755	(1,024)	2002	12/30/2014	15 to 40 Years
Georgia Theatre	Hinesville, GA	(b)	2,049	5,216	—	—	2,049	5,216	7,265	(855)	2001	12/30/2014	15 to 40 Years
Georgia Theatre	Valdosta, GA	(b)	3,038	13,801	—	—	3,038	13,801	16,839	(2,042)	2001	12/30/2014	15 to 40 Years
Georgia Theatre	Warner Robins, GA	(b)	2,598	8,324	—	—	2,598	8,324	10,922	(1,327)	2010	12/30/2014	15 to 40 Years
Golden Chick	Weatherford, TX	(b)	260	886	—	21	260	907	1,167	(134)	2015	7/28/2016	18 to 30 Years
Golden Corral	Albuquerque, NM	(b)	1,473	2,947	—	—	1,473	2,947	4,420	(1,070)	2011	7/17/2013	10 to 33 Years
Golden Corral	Decatur, AL	(b)	1,157	1,725	—	—	1,157	1,725	2,882	(567)	2004	7/17/2013	10 to 30 Years
Golden Corral	Florence, AL	(b)	794	1,742	—	—	794	1,742	2,536	(548)	1995	7/17/2013	8 to 27 Years
Golden Corral	Fort Smith, AR	(b)	667	2,862	—	—	667	2,862	3,529	(16)	1993	11/25/2019	5 to 20 Years
Golden Corral	Branson, MO	(b)	1,182	2,668	—	—	1,182	2,668	3,850	(13)	1994	11/25/2019	5 to 25 Years
Golden Corral	Springfield, MO	(b)	2,499	1,239	—	—	2,499	1,239	3,738	(8)	1993	11/25/2019	5 to 25 Years
Golden Corral	North Little Rock, AR	(b)	1,166	2,138	—	—	1,166	2,138	3,304	(11)	1993	11/25/2019	5 to 25 Years
Gold’s Gym	O’ Fallon, MO	(b)	1,669	6,054	—	—	1,669	6,054	7,723	(1,445)	2007	7/17/2013	9 to 34 Years
Gold’s Gym	St. Peters, MO	(b)	1,814	5,810	—	—	1,814	5,810	7,624	(1,555)	2007	7/17/2013	9 to 34 Years
Gordmans	Peoria, IL	(b)	2,407	5,452	(1,490)	(3,404)	917	2,048	2,965	(215)	2006	7/17/2013	2 to 36 Years
Gourmet Foods	Los Angeles, CA	(b)	4,099	5,354	—	—	4,099	5,354	9,453	(112)	1958	10/11/2019	7 to 26 Years
Gourmet Foods	Hayward, CA	(b)	2,125	3,015	—	—	2,125	3,015	5,140	(32)	1986	10/11/2019	11 to 35 Years
H&E Equipment Services	Corpus Christi, TX	(b)	1,790	1,267	—	—	1,790	1,267	3,057	(607)	2014	9/30/2014	11 to 30 Years
1
3
5

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Hardee’s	Paxton, IL	(b)	319	529	—	—	319	529	848	(5)	1986	11/25/2019	8 to 15 Years
Hardee’s	Mayfield, KY	(b)	266	918	—	—	266	918	1,184	(6)	1986	11/25/2019	7 to 15 Years
Hardee’s	Kansas City, MO	(b)	482	640	—	—	482	640	1,122	(5)	1979	11/25/2019	5 to 15 Years
Hardee’s	Kansas City, KS	(b)	208	803	—	—	208	803	1,011	(6)	1980	11/25/2019	7 to 15 Years
Hardee’s	Columbia, MO	(b)	714	345	—	—	714	345	1,059	(3)	1985	11/25/2019	10 to 15 Years
Hardee’s	Trenton, MO	(b)	229	931	—	—	229	931	1,160	(6)	1976	11/25/2019	10 to 15 Years
Hardee’s	Independence, MO	(b)	321	607	—	—	321	607	928	(4)	1979	11/25/2019	7 to 15 Years
Hardee’s	Emporia, KS	(b)	296	1,015	—	—	296	1,015	1,311	(7)	1969	11/25/2019	7 to 15 Years
Hardee’s	Lees Summit, MO	(b)	459	705	—	—	459	705	1,164	(5)	1985	11/25/2019	11 to 15 Years
Hardee’s	Harrisonville, MO	(b)	268	769	—	—	268	769	1,037	(5)	1981	11/25/2019	8 to 15 Years
Hardee’s	Rolla, MO	(b)	336	654	—	—	336	654	990	(5)	1978	11/25/2019	7 to 15 Years
Hardee’s	Johnson City, TN	(b)	718	450	—	—	718	450	1,168	(288)	1983	12/21/2012	15 to 20 Years
Hardee’s	Buckhannon, WV	(b)	438	529	—	—	438	529	967	(248)	1978	12/21/2012	15 to 20 Years
Hardee’s	Bristol, VA	(b)	369	564	—	—	369	564	933	(266)	1991	12/21/2012	15 to 20 Years
Hardee’s	Mount Carmel, TN	(b)	499	536	—	—	499	536	1,035	(227)	1988	12/21/2012	15 to 30 Years
Hardee’s	Waynesburg, PA	(b)	323	918	—	—	323	918	1,241	(309)	1982	12/21/2012	15 to 30 Years
Hardee’s	Bristol, VA	(b)	492	366	—	—	492	366	858	(237)	1982	12/21/2012	15 to 20 Years
Hardee’s	Rogersville, TN	(b)	384	964	—	—	384	964	1,348	(320)	1986	12/21/2012	15 to 30 Years
Hardee’s	South Charleston, WV	(b)	524	541	—	—	524	541	1,065	(235)	1993	12/21/2012	15 to 20 Years
Hardee’s	So. Parkersburg, WV	(b)	383	404	—	—	383	404	787	(193)	1986	12/21/2012	15 to 20 Years
Hardee’s	Weston, WV	(b)	158	695	—	—	158	695	853	(208)	1981	12/21/2012	15 to 30 Years
Hardee’s	Kingwood, WV	(b)	618	677		—	618	677	1,295	(320)	1979	12/21/2012	15 to 20 Years
Hardee’s	Kingsport, TN	(b)	384	877	—	—	384	877	1,261	(294)	1992	12/21/2012	15 to 30 Years
Hardee’s	Bristol, TN	(b)	474	282	—	—	474	282	756	(250)	1985	12/21/2012	10 to 15 Years
Hardee’s	Elizabethton, TN	(b)	735	278	—	—	735	278	1,013	(177)	1971	12/21/2012	15 to 20 Years
Hardee’s	Jonesborough, TN	(b)	576	329	—	—	576	329	905	(190)	1987	12/21/2012	15 to 20 Years
Hardee’s	Parkersburg, WV	(b)	457	309	—	—	457	309	766	(286)	1999	12/21/2012	10 to 15 Years
Hardee’s	Philippi, WV	(b)	405	232	—	—	405	232	637	(233)	1986	12/21/2012	10 to 15 Years
Hardee’s	Normal, IL	(b)	394	240	—	—	394	240	634	(214)	1980	12/21/2012	10 to 15 Years
Hardee’s	Peoria, IL	(b)	383	270	—	—	383	270	653	(247)	1980	12/21/2012	10 to 15 Years
Hardee’s	Peoria, IL	(b)	282	435	—	—	282	435	717	(215)	1980	12/21/2012	15 to 20 Years
Hardee’s	Havana, IL	(b)	439	297	—	—	439	297	736	(322)	1980	12/21/2012	10 to 15 Years
Hardee’s	Eureka, IL	(b)	307	338	—	—	307	338	645	(334)	1980	12/21/2012	10 to 15 Years
Hardee’s	Fort Madison, IA	(b)	191	620	—	—	191	620	811	(200)	1980	12/21/2012	15 to 30 Years
Hardee’s	Washington, IL	(b)	264	460	—	—	264	460	724	(223)	1980	12/21/2012	15 to 20 Years
Hardee’s	Bartonville, IL	(b)	410	856	—	—	410	856	1,266	(312)	1980	12/21/2012	15 to 30 Years
Hartford Provision Company	South Windsor, CT	(b)	1,590	6,774	—	540	1,590	7,314	8,904	(1,821)	1982	5/5/2015	7 to 20 Years
Hatch Stamping	Chelsea, MI	(b)	858	1,999	—	—	858	1,999	2,857	(71)	1975	6/17/2019	6 to 21 Years
Hatch Stamping	Spring Arbor, MI	(b)	338	1,385	—	—	338	1,385	1,723	(38)	2001	6/17/2019	6 to 25 Years
Hatch Stamping	Chelsea, MI	(b)	1,215	6,321	—	—	1,215	6,321	7,536	(177)	1990	6/17/2019	8 to 22 Years
Havana Farm and Home Supply	Havana, IL	(b)	526	813	—	14	526	827	1,353	(532)	2000	5/31/2006	15 to 30 Years
Health Point Family Medicine	Franklin, TX	(b)	159	1,124	—	29	159	1,153	1,312	(238)	2012	8/18/2014	4 to 40 Years
Hobby Lobby (f)	Douglasville, GA	(b)	2,612	4,840	—	87	2,612	4,927	7,539	(1,944)	2006	7/17/2013	4 to 39 Years
HOM Furniture	Fargo, ND	(b)	2,095	8,525	—	—	2,095	8,525	10,620	(2,000)	2005	7/17/2013	8 to 32 Years
Home Depot	Lakewood, CO	(a)	3,822	—	—	—	3,822	—	3,822	—	(e)	7/17/2013	(e)
Home Depot	Colma, CA	(b)	21,065	13,597	—	481	21,065	14,078	35,143	(3,472)	1995	7/17/2013	2 to 33 Years
Home Depot	Memphis, TN	(b)	3,777	10,303	—	43	3,777	10,346	14,123	(1,318)	1996	2/28/2017	9 to 30 Years
Home Depot	Highland Heights, OH	(b)	4,897	11,272	—	43	4,897	11,315	16,212	(1,442)	1995	2/21/2017	3 to 30 Years
Home Depot	Tempe, AZ	(b)	7,417	9,795	—	173	7,417	9,968	17,385	(1,570)	1978	5/12/2017	10 to 30 Years
Home Depot (f)	Bedford Park, IL	(a)	10,242	11,839	—	—	10,242	11,839	22,081	(5,172)	1993	7/17/2013	7 to 20 Years
Home Depot	Broadview, IL	(b)	4,904	7,316	—	—	4,904	7,316	12,220	(2,443)	1994	7/17/2013	9 to 30 Years
Hy-Vee Food Store (f)	Bethany, MO	(b)	648	379	—	—	648	379	1,027	(421)	1974	5/31/2006	15 to 20 Years
IBM	Greece, NY	(b)	1,419	20,548	—	(11,004)	1,419	9,544	10,963	(718)	1989	8/2/2017	10 to 40 Years
IBM	Columbus, OH	(b)	3,154	19,715	—	12,816	3,154	32,531	35,685	(3,358)	1989	8/2/2017	5 to 30 Years
In-Shape	Manteca, CA	(b)	796	2,062	—	2,244	796	4,306	5,102	(441)	2001	9/4/2015	15 to 30 Years

1
3
6

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
In-Shape	Modesto, CA	(b)	2,350	5,923	—	—	2,350	5,923	8,273	(1,418)	1964	12/5/2014	10 to 30 Years
Insurance Auto Auction	Fargo, ND	(b)	3,006	184	—	—	3,006	184	3,190	(26)	2012	9/11/2018	11 to 22 Years
Interstate Resources	New Castle, PA	(b)	1,084	5,507	—	—	1,084	5,507	6,591	(1,805)	1999	7/17/2013	8 to 26 Years
J. Jill	Tilton, NH	(a)	7,420	19,608	—	—	7,420	19,608	27,028	(8,008)	1998	7/17/2013	8 to 25 Years
Jiffy Lube	Sarasota, FL	(b)	386	312	—	141	386	453	839	(194)	1987	3/19/2013	10 to 30 Years
Jiffy Lube	Largo, FL	(b)	416	493	—	111	416	604	1,020	(228)	1989	3/19/2013	10 to 30 Years
Jiffy Lube	Bonita Springs, FL	(b)	582	312	—	101	582	413	995	(178)	1990	3/19/2013	10 to 30 Years
Jiffy Lube	Clearwater, FL	(b)	463	443	—	131	463	574	1,037	(224)	1989	3/19/2013	10 to 30 Years
Jiffy Lube	Naples, FL	(b)	333	302	—	121	333	423	756	(173)	1990	3/19/2013	10 to 30 Years
Jiffy Lube	Sarasota, FL	(b)	278	312	—	131	278	443	721	(175)	1987	3/19/2013	10 to 30 Years
Jiffy Lube	Bradenton, FL	(b)	594	493	—	222	594	715	1,309	(320)	1988	3/19/2013	10 to 30 Years
Jiffy Lube	Fort Myers, FL	(b)	555	312	—	131	555	443	998	(200)	1990	3/19/2013	10 to 30 Years
Jo-Ann’s	Reading, PA	(b)	449	3,222	—	—	449	3,222	3,671	(532)	1998	7/17/2013	8 to 40 Years
Jo-Ann’s	Alpharetta, GA	(b)	2,819	3,139	—	—	2,819	3,139	5,958	(688)	2000	7/17/2013	5 to 43 Years
Jo-Ann’s (f)	Independence, MO	(a)	2,157	2,597	—	—	2,157	2,597	4,754	(1,189)	1999	7/17/2013	7 to 21 Years
Joe’s Crab Shack	Colorado Springs, CO	(b)	882	612	—	—	882	612	1,494	(4)	1989	11/25/2019	3 to 20 Years
K-Bob’s Steakhouse	Fredericksburg, TX	(b)	511	1,516	—	—	511	1,516	2,027	(421)	1985	7/17/2013	11 to 30 Years
KFC	Milan, IL	(b)	161	533	—	—	161	533	694	(169)	1997	10/3/2011	15 to 30 Years
KFC	Davenport, IA	(b)	441	646	—	—	441	646	1,087	(259)	2002	10/3/2011	15 to 30 Years
KFC	Independence, MO	(b)	396	1,074	—	—	396	1,074	1,470	(376)	1984	10/3/2011	15 to 30 Years
KFC	Kansas City, KS	(b)	594	904	—	—	594	904	1,498	(335)	1999	10/3/2011	15 to 30 Years
KFC	La Vista, NE	(b)	499	664	—	—	499	664	1,163	(227)	1992	10/3/2011	15 to 30 Years
KFC	Omaha, NE	(b)	539	380	—	—	539	380	919	(97)	2006	10/3/2011	15 to 40 Years
KFC	Calhoun, GA	(b)	503	713	—	—	503	713	1,216	(240)	1988	2/2/2012	15 to 30 Years
KFC	Covington, GA	(b)	526	665	—	—	526	665	1,191	(211)	2001	2/2/2012	15 to 30 Years
KFC	Decatur, GA	(b)	677	539	—	—	677	539	1,216	(177)	1989	2/2/2012	15 to 30 Years
KFC	Hampton, GA	(b)	568	648	—	—	568	648	1,216	(207)	2002	2/2/2012	15 to 30 Years
KFC	Jackson, GA	(b)	467	729	—	—	467	729	1,196	(271)	1992	2/2/2012	15 to 30 Years
KFC	Morrow, GA	(b)	530	568	—	—	530	568	1,098	(161)	2006	2/2/2012	15 to 40 Years
KFC	Stockbridge, GA	(b)	388	353	—	—	388	353	741	(117)	2001	2/2/2012	15 to 30 Years
KFC	Stone Mountain, GA	(b)	379	487	—	—	379	487	866	(153)	1986	2/2/2012	15 to 30 Years
KFC	Roswell, GA	(b)	755	683	—	—	755	683	1,438	(4)	2006	11/25/2019	10 to 22 Years
KFC	Kingston, PA	(b)	521	635	—	—	521	635	1,156	(136)	1978	11/18/2014	15 to 30 Years
KFC	Bloomsburg, PA	(b)	698	823	—	—	698	823	1,521	(196)	1993	11/18/2014	15 to 30 Years
KFC	Williamsport, PA	(b)	864	979	—	—	864	979	1,843	(212)	1966	11/18/2014	15 to 30 Years
Kohl’s	Wichita, KS	(b)	2,163	7,036	—	242	2,163	7,278	9,441	(1,919)	1996	7/17/2013	8 to 36 Years
Kohl’s	Lake Zurich, IL	(b)	4,860	6,935	—	—	4,860	6,935	11,795	(2,394)	2000	7/17/2013	7 to 32 Years
Kohl’s	Grand Forks, ND	(b)	1,516	10,008	—	—	1,516	10,008	11,524	(1,846)	2006	7/17/2013	9 to 46 Years
Kohl’s	Tilton, NH	(b)	3,959	—	—	—	3,959	—	3,959	—	(e)	7/17/2013	(e)
Kohl’s	Olathe, KS	(b)	3,505	5,847	—	322	3,505	6,169	9,674	(1,899)	1995	7/17/2013	9 to 35 Years
Kohl’s	Sherwood, AR	(b)	2,300	5,995	—	—	2,300	5,995	8,295	(1,506)	2003	2/23/2015	8 to 30 Years
Kohl’s	Gilbert, AZ	(b)	4,936	4,318	—	2	4,936	4,320	9,256	(432)	2004	8/6/2018	5 to 24 Years
Kohl’s	Findlay, OH	(b)	2,030	4,971	—	—	2,030	4,971	7,001	(152)	1995	6/19/2019	5 to 26 Years
Kohl’s	Noblesville, IN	(b)	1,674	5,073	—	—	1,674	5,073	6,747	(79)	2002	9/20/2019	6 to 25 Years
Kohl’s	Chillicothe, OH	(b)	1,118	4,922	—	—	1,118	4,922	6,040	(67)	2002	9/20/2019	6 to 24 Years
Kohl’s	Dayton, OH	(b)	3,468	4,582	—	—	3,468	4,582	8,050	(82)	1994	9/20/2019	5 to 20 Years
Kroger	LaGrange, GA	(a)	972	8,435	—	—	972	8,435	9,407	(2,515)	1998	7/17/2013	4 to 25 Years
LA Fitness	Brooklyn Park, MN	(b)	3,176	7,771	—	—	3,176	7,771	10,947	(2,040)	2008	7/17/2013	10 to 35 Years
LA Fitness	Matteson, IL	(b)	4,587	6,328	244	—	4,831	6,328	11,159	(1,726)	2007	7/17/2013	5 to 34 Years
LA Fitness	Greenwood, IN	(a)	1,973	9,764	—	—	1,973	9,764	11,737	(1,889)	2007	7/17/2013	10 to 42 Years
LA Fitness	League City, TX	(a)	2,514	6,767	—	—	2,514	6,767	9,281	(1,450)	2008	7/17/2013	10 to 42 Years
LA Fitness	Naperville, IL	(a)	5,015	6,946	—	—	5,015	6,946	11,961	(1,666)	2007	7/17/2013	9 to 38 Years
LA Fitness	West Chester, OH	(b)	606	9,832	—	—	606	9,832	10,438	(1,673)	2009	7/17/2013	7 to 43 Years
LA Fitness	Fort Washington, PA	(b)	2,120	5,963	—	—	2,120	5,963	8,083	(167)	2003	6/26/2019	9 to 34 Years
LA Fitness	Clinton Township, MI	(b)	3,894	4,957	—	—	3,894	4,957	8,851	(25)	1999	11/25/2019	8 to 38 Years

1
3
7

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Lamb’s/Ramona Tire	Hemet, CA	(b)	1,509	2,019	—	—	1,509	2,019	3,528	(19)	1975	9/27/2019	10 to 33 Years
Lamb’s/Ramona Tire	Austin, TX	(b)	1,334	1,030	—	—	1,334	1,030	2,364	(10)	2009	9/27/2019	15 to 36 Years
Lamb’s/Ramona Tire	San Marcos, TX	(b)	853	595	—	—	853	595	1,448	(7)	2012	9/27/2019	13 to 34 Years
Lamb’s/Ramona Tire	Moreno Valley, CA	(b)	639	967	—	—	639	967	1,606	(9)	1987	9/27/2019	13 to 33 Years
Lamb’s/Ramona Tire	Austin, TX	(b)	1,263	613	—	—	1,263	613	1,876	(6)	2006	9/27/2019	12 to 36 Years
Lamb’s/Ramona Tire	Round Rock, TX	(b)	1,975	1,375	—	—	1,975	1,375	3,350	(17)	2010	9/27/2019	13 to 37 Years
La-Z-Boy	Glendale, AZ	(b)	1,395	4,242	—	—	1,395	4,242	5,637	(906)	2001	7/17/2013	2 to 45 Years
La-Z-Boy	Newington, CT	(b)	1,778	4,496	—	—	1,778	4,496	6,274	(866)	2006	7/17/2013	8 to 45 Years
La-Z-Boy	Kentwood, MI	(b)	1,145	4,085	—	850	1,145	4,935	6,080	(869)	1987	7/17/2013	4 to 38 Years
Lee’s Famous Recipe Chicken	Xenia, OH	(b)	384	288	—	—	384	288	672	(85)	1985	8/21/2015	15 to 20 Years
Lee’s Famous Recipe Chicken	Dayton, OH	(b)	467	237	—	—	467	237	704	(69)	1984	8/21/2015	15 to 20 Years
Lee’s Famous Recipe Chicken	Miamisburg, OH	(b)	139	262	—	—	139	262	401	(71)	1970	8/21/2015	15 to 20 Years
Lee’s Famous Recipe Chicken	Englewood, OH	(b)	235	345	—	—	235	345	580	(71)	1988	8/21/2015	15 to 30 Years
Lee’s Famous Recipe Chicken	Trotwood, OH	(b)	281	220	—	—	281	220	501	(73)	1971	8/21/2015	15 to 20 Years
Liberty Oilfield Services	Gillette, WY	(b)	1,520	4,561	—	—	1,520	4,561	6,081	(920)	2001	12/30/2014	15 to 40 Years
Liberty Oilfield Services	Henderson, CO	(b)	3,240	5,720	—	—	3,240	5,720	8,960	(1,062)	1977	12/30/2014	15 to 50 Years
Life Time Fitness	Reston, VA	(b)	9,259	21,308	—	—	9,259	21,308	30,567	(1,273)	2003	8/30/2018	6 to 40 Years
Life Time Fitness	Mansfield, TX	(b)	3,999	19,432	—	—	3,999	19,432	23,431	(1,132)	2008	8/30/2018	7 to 39 Years
Life Time Fitness	Canton, MI	(b)	4,674	18,514	—	—	4,674	18,514	23,188	(1,288)	2002	8/30/2018	6 to 33 Years
Life Time Fitness	Collierville, TN	(b)	5,101	18,546	—	—	5,101	18,546	23,647	(1,022)	2009	8/30/2018	7 to 44 Years
Life Time Fitness	Deerfield Township, OH	(b)	9,259	12,262	—	—	9,259	12,262	21,521	(1,148)	2007	8/30/2018	8 to 32 Years
Logan’s Roadhouse	Johnson City, TN	(b)	1,331	2,304	—	—	1,331	2,304	3,635	(714)	1996	7/17/2013	12 to 30 Years
Logan’s Roadhouse	Trussville, AL	(a)	1,222	1,770	(1,029)	(1,499)	193	271	464	(38)	2007	7/17/2013	9 to 34 Years
Long John Silver’s / A&W	Houston, TX	(b)	1,329	—	—	—	1,329	—	1,329	—	(e)	7/17/2013	(e)
Lowe’s	Midland, TX	(b)	5,826	6,633	—	366	5,826	6,999	12,825	(2,239)	1996	7/17/2013	2 to 35 Years
Lowe’s	Lubbock, TX	(b)	2,644	10,009	—	480	2,644	10,489	13,133	(2,866)	1996	7/17/2013	2 to 36 Years
Lowe’s	Cincinnati, OH	(b)	6,086	10,984	—	250	6,086	11,234	17,320	(3,890)	1998	7/17/2013	4 to 28 Years
Lowe’s	Chester, NY	(b)	6,432	—	—	—	6,432	—	6,432	—	(e)	7/17/2013	(e)
Lowe’s	Tilton, NH	(b)	13,185	—	—	—	13,185	—	13,185	—	(e)	7/17/2013	(e)
Lowe’s (f)	Bridgeton, MO	(b)	11,464	9,907	—	248	11,464	10,155	21,619	(4,716)	1991	7/17/2013	7 to 25 Years
Lutheran Health Physicians	Warren, IN	(b)	220	278	68	—	288	278	566	(128)	2007	8/18/2014	4 to 20 Years
MAACO	Phoenix, AZ	(b)	834	1,206	—	87	834	1,293	2,127	(172)	1989	3/31/2017	10 to 30 Years
MAACO	Houston, TX	(b)	1,334	579	(618)	(292)	716	287	1,003	—	1950	3/31/2017	7 to 27 Years
MAACO	Tuscon, AZ	(b)	333	1,030	—	—	333	1,030	1,363	(135)	1999	3/31/2017	10 to 30 Years
MAACO	Dallas, TX	(b)	265	814	(125)	(280)	140	534	674	—	1987	3/31/2017	7 to 27 Years
Main Event	Fort Worth, TX	(b)	2,468	5,418	—	—	2,468	5,418	7,886	(2,269)	2003	9/30/2005	15 to 40 Years
Main Event	Conroe, TX	(b)	2,886	5,763	—	—	2,886	5,763	8,649	(2,396)	2004	9/30/2005	15 to 40 Years
Main Event	Austin, TX	(b)	4,425	8,142	—	—	4,425	8,142	12,567	(3,592)	2005	9/30/2005	15 to 40 Years
Main Event	Lewisville, TX	(b)	2,130	4,630	—	—	2,130	4,630	6,760	(1,967)	1998	9/30/2005	15 to 40 Years
Main Event	Grapevine, TX	(b)	2,554	5,377	—	—	2,554	5,377	7,931	(2,275)	2000	9/30/2005	15 to 40 Years
Main Event	Plano, TX	(b)	3,225	6,302	—	—	3,225	6,302	9,527	(2,597)	2001	9/30/2005	15 to 40 Years
Main Event	Pittsburgh, PA	(b)	3,099	5,285	—	2,002	3,099	7,287	10,386	(632)	2003	7/7/2017	10 to 40 Years
Main Event	Grand Prairie, TX	(b)	1,712	—	—	6,921	1,712	6,921	8,633	—	(e)	3/11/2019	(e)
Main Event	Lutz, FL	(b)	2,919	289	183	3,889	3,102	4,178	7,280	—	(e)	7/18/2019	(e)
Malibu Boats	Merced, CA	(b)	3,456	9,007	—	—	3,456	9,007	12,463	(4,086)	1998	3/31/2008	15 to 30 Years
Malibu Boats	Loudon, TN	(b)	1,188	4,904	—	—	1,188	4,904	6,092	(2,595)	1992	3/31/2008	15 to 30 Years
Mattress Firm	Columbia, SC	(b)	596	872	—	216	596	1,088	1,684	(305)	1998	7/17/2013	9 to 45 Years
Memphis Contract Packaging	Somerville, TN	(b)	345	537	—	12	345	549	894	(392)	2000	5/31/2006	15 to 30 Years
Michael’s (f)	Collierville, TN	(b)	1,114	6,726	—	—	1,114	6,726	7,840	(1,892)	2002	7/17/2013	9 to 49 Years
Milo’s	Gardendale, AL	(b)	438	841	—	55	438	896	1,334	(272)	1996	3/29/2013	8 to 29 Years
Milo’s	Bessemer, AL	(b)	622	983	—	62	622	1,045	1,667	(319)	2002	3/29/2013	8 to 29 Years
Milo’s	Birmingham, AL	(b)	512	983	—	63	512	1,046	1,558	(320)	2002	3/29/2013	8 to 29 Years
Milo’s	Birmingham, AL	(b)	321	740	—	48	321	788	1,109	(237)	1977	3/29/2013	8 to 29 Years
Milo’s	Moody, AL	(b)	518	800	—	56	518	856	1,374	(272)	1997	3/29/2013	8 to 29 Years
Milo’s	Pelham, AL	(b)	605	923	—	54	605	977	1,582	(302)	1998	3/29/2013	8 to 29 Years

13
8

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Milo’s	Trussville, AL	(b)	909	892	—	55	909	947	1,856	(331)	2000	3/29/2013	8 to 29 Years
Milo’s	Calera, AL	(b)	560	912	—	82	560	994	1,554	(327)	2008	3/29/2013	8 to 29 Years
Milo’s	Homewood, AL	(b)	775	—	—	—	775	—	775	—	(e)	11/25/2019	(e)
Missoula Fresh Market	Missoula, MT	(b)	2,510	4,714	—	—	2,510	4,714	7,224	(912)	1999	3/11/2015	15 to 30 Years
Missoula Fresh Market	Missoula, MT	(b)	3,008	5,168	—	—	3,008	5,168	8,176	(964)	2008	3/12/2015	15 to 30 Years
Mister Car Wash	Abilene, TX	(b)	2,733	3,080	—	—	2,733	3,080	5,813	(667)	1993	4/7/2015	15 to 30 Years
Mister Car Wash	Casselberry, FL	(b)	1,042	2,406	—	—	1,042	2,406	3,448	(400)	1988	2/9/2016	13 to 30 Years
Mister Car Wash	Ocoee, FL	(b)	2,128	1,775	—	18	2,128	1,793	3,921	(329)	2009	5/3/2016	17 to 30 Years
Mister Car Wash	Orlando, FL	(b)	1,629	1,895	—	—	1,629	1,895	3,524	(384)	2005	2/9/2016	13 to 30 Years
Mister Car Wash	Orlando, FL	(b)	2,709	2,728	—	45	2,709	2,773	5,482	(522)	2001	2/9/2016	13 to 30 Years
Mister Car Wash	Madison, WI	(b)	611	1,775	—	—	611	1,775	2,386	(358)	1958	6/30/2015	15 to 30 Years
Mister Car Wash	Madison, WI	(b)	905	2,728	—	—	905	2,728	3,633	(501)	1961	6/30/2015	15 to 30 Years
Mister Car Wash	Madison, WI	(b)	564	1,623	—	—	564	1,623	2,187	(275)	1956	6/30/2015	15 to 30 Years
Mister Car Wash	Rockford, IL	(b)	705	2,669	—	—	705	2,669	3,374	(453)	1959	6/30/2015	15 to 30 Years
Mister Car Wash	Saint Paul, MN	(b)	5,274	136	—	67	5,274	203	5,477	(1,205)	1966	12/13/2016	12 to 30 Years
Mister Car Wash	Edgewater, MD	(b)	4,720	1,460	—	—	4,720	1,460	6,180	(416)	2005	1/21/2015	15 to 30 Years
Mister Car Wash	Millersville, MD	(b)	2,250	1,636	—	—	2,250	1,636	3,886	(372)	2007	1/21/2015	15 to 30 Years
Mister Car Wash	Nampa, ID	(b)	3,240	2,343	—	—	3,240	2,343	5,583	(1,086)	2010	5/15/2013	15 to 30 Years
Mister Car Wash	Meridian, ID	(b)	1,923	2,170	536	20	2,459	2,190	4,649	(937)	2006	5/15/2013	15 to 30 Years
Mister Car Wash	Boise, ID	(b)	217	—	—	—	217	—	217	(13)	(e)	5/15/2013	(e)
Mister Car Wash	Boise, ID	(b)	2,155	2,488	—	—	2,155	2,488	4,643	(1,003)	2004	5/15/2013	15 to 30 Years
Mister Car Wash	Round Rock, TX	(b)	1,167	1,549	—	—	1,167	1,549	2,716	(344)	2009	5/7/2015	15 to 30 Years
Mister Car Wash	Houston, TX	(b)	1,081	2,450	—	—	1,081	2,450	3,531	(14)	1991	11/25/2019	3 to 16 Years
Mojo Grill	Leesburg, FL	(b)	619	236	—	500	619	736	1,355	(42)	1996	10/26/2018	8 to 23 Years
Monterey’s Tex Mex	Bryan, TX	(b)	818	670	—	—	818	670	1,488	(4)	1988	11/25/2019	3 to 23 Years
Mountainside Fitness	Chandler, AZ	(b)	1,687	2,935	—	—	1,687	2,935	4,622	(11)	2002	11/25/2019	3 to 35 Years
Mr. Clean/Jiffy Lube	Lawrenceville, GA	(b)	2,315	1,670	—	—	2,315	1,670	3,985	(28)	1996	9/11/2019	10 to 30 Years
Mr. Clean/Jiffy Lube	Canton, GA	(b)	2,649	1,681	—	—	2,649	1,681	4,330	(26)	1998	9/11/2019	11 to 30 Years
NextCare Urgent Care	Round Rock, TX	(b)	271	728	—	—	271	728	999	(141)	1985	8/18/2014	8 to 40 Years
Northern Tool & Equipment	Blaine, MN	(b)	1,728	3,437	—	—	1,728	3,437	5,165	(763)	2006	7/17/2013	8 to 43 Years
Office Depot ( f )	Alcoa, TN	(b)	918	3,170	—	—	918	3,170	4,088	(656)	1999	7/17/2013	8 to 40 Years
Office Depot	Dayton, OH	(b)	710	2,417	—	—	710	2,417	3,127	(481)	2005	7/17/2013	8 to 47 Years
Office Depot	Greenville, MS	(b)	583	2,315	—	—	583	2,315	2,898	(538)	2000	7/17/2013	1 to 35 Years
Office Depot	Oxford, MS	(b)	1,625	1,024	—	—	1,625	1,024	2,649	(357)	2006	7/17/2013	9 to 33 Years
Office Depot	Enterprise, AL	(b)	675	2,239	—	—	675	2,239	2,914	(484)	2006	7/17/2013	8 to 43 Years
Office Depot	Benton, AR	(b)	1,236	1,926	—	—	1,236	1,926	3,162	(484)	2001	7/17/2013	3 to 38 Years
Office Depot	Laurel, MS	(b)	401	2,164	—	300	401	2,464	2,865	(527)	2002	7/17/2013	3 to 35 Years
Office Depot	Morrisville, NC	(b)	408	2,732	—	—	408	2,732	3,140	(514)	2008	7/17/2013	11 to 47 Years
Office Depot	Balcones Heights, TX	(b)	1,888	2,117	—	—	1,888	2,117	4,005	(477)	2009	7/17/2013	11 to 46 Years
OfficeMax	Orangeburg, SC	(b)	621	2,208	—	—	621	2,208	2,829	(447)	1999	7/17/2013	12 to 45 Years
Ogden Clinic	Ogden, UT	(b)	597	2,331	—	—	597	2,331	2,928	(603)	1985	8/18/2014	7 to 30 Years
Ojos Locos Sports Cantina	El Paso, TX	(b)	1,725	1,470	—	—	1,725	1,470	3,195	(326)	2014	4/15/2015	15 to 30 Years
Old Time Pottery	Fairview Heights, IL	(b)	1,418	2,383	—	521	1,418	2,904	4,322	(2,087)	1990	7/17/2013	3 to 10 Years
Old Time Pottery	Foley, AL	(b)	1,240	2,983	—	—	1,240	2,983	4,223	(864)	1994	5/8/2015	9 to 20 Years
Old Time Pottery	Murfreesboro, TN	(b)	3,413	6,727	—	—	3,413	6,727	10,140	(1,841)	1985	2/25/2015	9 to 20 Years
O’Reilly Auto Parts	Pea Ridge, AR	(b)	161	—	—	—	161	—	161	—	(e)	11/25/2019	(e)
Panera	Spartanburg, SC	(b)	1,196	1,671	—	—	1,196	1,671	2,867	(432)	1999	7/17/2013	5 to 34 Years
Party City	Eden Prairie, MN	(b)	3,174	10,118	—	—	3,174	10,118	13,292	(199)	1991	6/28/2019	9 to 33 Years
Party City	Los Lunas, NM	(b)	2,890	9,461	—	—	2,890	9,461	12,351	(158)	2015	6/28/2019	14 to 38 Years
Party City	Chester, NY	(b)	5,785	97,090	—	—	5,785	97,090	102,875	(1,232)	2006	6/28/2019	11 to 42 Years
Pawn I	Caldwell, ID	(b)	470	1,739	—	—	470	1,739	2,209	(198)	2009	7/31/2015	15 to 50 Years
Pawn I	Spokane, WA	(b)	970	1,945	—	—	970	1,945	2,915	(259)	1994	7/31/2015	15 to 40 Years
Pep Boys	West Warwick, RI	(b)	1,323	2,917	—	—	1,323	2,917	4,240	(694)	1993	7/17/2013	9 to 41 Years
Pep Boys	Tamarac, FL	(b)	1,407	2,660	—	—	1,407	2,660	4,067	(595)	1997	7/17/2013	7 to 39 Years
Pep Boys	Lakeland, FL	(b)	1,204	1,917	—	—	1,204	1,917	3,121	(484)	1991	7/17/2013	7 to 38 Years

1
39

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Pep Boys	El Centro, CA	(b)	1,295	1,504	—	—	1,295	1,504	2,799	(479)	1998	7/17/2013	9 to 33 Years
Pep Boys	Frederick, MD	(b)	1,571	2,529	—	—	1,571	2,529	4,100	(601)	1987	7/17/2013	9 to 40 Years
Pep Boys	Clarksville, IN	(b)	1,055	1,758	—	—	1,055	1,758	2,813	(542)	1993	7/17/2013	8 to 30 Years
Pep Boys	Orem, UT	(b)	1,224	2,132	—	—	1,224	2,132	3,356	(522)	1990	7/17/2013	9 to 40 Years
Pep Boys	Pasadena, TX	(b)	1,224	4,263	—	—	1,224	4,263	5,487	(917)	1995	7/17/2013	9 to 40 Years
Pep Boys	Hampton, VA	(b)	1,662	2,974	—	—	1,662	2,974	4,636	(841)	1993	7/17/2013	9 to 35 Years
Pep Boys	Arlington Heights, IL	(b)	1,530	5,354	—	—	1,530	5,354	6,884	(1,165)	1995	7/17/2013	9 to 36 Years
Pep Boys	Albuquerque, NM	(b)	885	2,998	—	—	885	2,998	3,883	(658)	1990	7/17/2013	7 to 35 Years
Pep Boys	Colorado Springs, CO	(b)	1,335	1,587	—	—	1,335	1,587	2,922	(692)	1994	7/17/2013	7 to 26 Years
PetSmart	Chattanooga, TN	(a)	1,689	2,837	—	—	1,689	2,837	4,526	(645)	1996	7/17/2013	8 to 40 Years
PetSmart	Daytona Beach, FL	(a)	775	3,880	—	—	775	3,880	4,655	(752)	1996	7/17/2013	8 to 42 Years
PetSmart	Fredericksburg, VA	(a)	1,783	3,491	—	—	1,783	3,491	5,274	(744)	1997	7/17/2013	8 to 44 Years
PetSuites Pet Resort & Spa	Bradenton, FL	(b)	1,563	2,679	—	—	1,563	2,679	4,242	(74)	2018	3/29/2019	19 to 35 Years
Planet Fitness	Mesquite, TX	(b)	601	1,770	—	—	601	1,770	2,371	(382)	1986	1/15/2016	8 to 30 Years
Planet Fitness	Phoenix, AZ	(b)	642	2,245	—	—	642	2,245	2,887	(467)	1988	9/30/2014	14 to 30 Years
Planet Fitness	Burnsville, MN	(b)	1,461	1,597	—	22	1,461	1,619	3,080	(418)	1978	4/15/2016	8 to 20 Years
Popeye’s Chicken & Biscuits	Bartlett, TN	(b)	788	1,160	—	—	788	1,160	1,948	(10)	1985	11/25/2019	5 to 12 Years
Popeye’s Chicken & Biscuits	Memphis, TN	(b)	814	903	—	—	814	903	1,717	(5)	2004	11/25/2019	6 to 19 Years
Popeye’s Chicken & Biscuits	Holly Springs, MS	(b)	225	249	—	—	225	249	474	(2)	1998	11/25/2019	6 to 13 Years
Popeye’s Chicken & Biscuits	Collierville, TN	(b)	670	672	—	—	670	672	1,342	(5)	2000	11/25/2019	6 to 15 Years
Popeye’s Chicken & Biscuits	Nashville, TN	(b)	455	613	—	—	455	613	1,068	(5)	1975	11/25/2019	6 to 12 Years
Popeye’s Chicken & Biscuits	Horn Lake, MS	(b)	217	1,061	—	—	217	1,061	1,278	(11)	1994	11/25/2019	4 to 9 Years
Popeye’s Chicken & Biscuits	Nashville, TN	(b)	624	837	—	—	624	837	1,461	(7)	1988	11/25/2019	6 to 12 Years
PriMed Physicians	Beavercreek, OH	(b)	559	1,420	63	29	622	1,449	2,071	(353)	1985	8/18/2014	7 to 40 Years
Progressive Medical Center	Dunwoody, GA	(b)	1,061	4,556	—	22	1,061	4,578	5,639	(563)	1988	10/27/2016	2 to 40 Years
Rally’s	Marion, IN	(b)	160	693	—	—	160	693	853	(6)	1990	11/25/2019	6 to 12 Years
Raymour & Flanigan Furniture	Horseheads, NY	(b)	1,395	10,923	—	—	1,395	10,923	12,318	(26)	2005	11/25/2019	7 to 43 Years
Raymour & Flanigan Furniture	Johnson City, NY	(b)	1,430	8,372	—	—	1,430	8,372	9,802	(29)	1978	11/25/2019	7 to 30 Years
Red Lobster	Winston-Salem, NC	(b)	1,707	1,873	—	—	1,707	1,873	3,580	(223)	1998	12/22/2016	13 to 40 Years
Red Lobster	Paducah, KY	(b)	1,485	2,407	—	69	1,485	2,476	3,961	(288)	2013	12/22/2016	13 to 40 Years
Red Lobster	Monroeville, PA	(b)	1,677	3,508	—	—	1,677	3,508	5,185	(478)	2009	12/22/2016	12 to 30 Years
Red Lobster	Rockford, IL	(b)	1,348	2,842	—	—	1,348	2,842	4,190	(328)	1977	12/22/2016	13 to 40 Years
Red Lobster	Zanesville, OH	(b)	1,088	2,218	—	—	1,088	2,218	3,306	(337)	1992	12/22/2016	11 to 30 Years
Red Lobster	Duluth, GA	(b)	1,913	4,576	—	—	1,913	4,576	6,489	(452)	1984	12/22/2016	13 to 40 Years
Red Lobster	Stillwater, OK	(b)	611	1,447	—	—	611	1,447	2,058	(272)	1995	12/23/2014	15 to 30 Years
Red Lobster	Salina, KS	(b)	764	1,100	—	—	764	1,100	1,864	(278)	1994	12/23/2014	15 to 30 Years
Red Lobster	Albany, GA	(b)	744	1,340	—	—	744	1,340	2,084	(301)	1971	12/23/2014	15 to 30 Years
Red Lobster	Meadville, PA	(b)	652	1,284	—	—	652	1,284	1,936	(329)	1991	12/23/2014	15 to 30 Years
Red Lobster	Aurora, CO	(b)	1,151	1,742	—	—	1,151	1,742	2,893	(316)	1974	12/23/2014	15 to 40 Years
Red Lobster	Tullahoma, TN	(b)	520	886	—	—	520	886	1,406	(186)	1996	12/23/2014	15 to 40 Years
Red Lobster	Bradley, IL	(b)	1,610	1,783	—	—	1,610	1,783	3,393	(447)	1991	12/23/2014	15 to 30 Years
Red Lobster	Bloomington, IL	(b)	662	1,029	—	—	662	1,029	1,691	(236)	1975	12/23/2014	15 to 30 Years
Red Lobster	Monroe, MI	(b)	927	897	—	—	927	897	1,824	(265)	1996	12/23/2014	15 to 30 Years
Red Lobster	Tifton, GA	(b)	642	1,009	—	—	642	1,009	1,651	(201)	1995	12/23/2014	15 to 40 Years
Red Lobster	Adrian, MI	(b)	652	1,233	—	—	652	1,233	1,885	(277)	1991	12/23/2014	15 to 30 Years
Red Lobster	Lewiston, ID	(b)	1,080	866	—	—	1,080	866	1,946	(243)	1996	12/23/2014	15 to 30 Years
Red Lobster	Findlay, OH	(b)	958	1,029	—	—	958	1,029	1,987	(256)	1991	12/23/2014	15 to 30 Years
Red Lobster	Council Bluffs, IA	(b)	1,070	703	—	—	1,070	703	1,773	(192)	1995	12/23/2014	15 to 30 Years
Red Lobster	Columbus, GA	(b)	876	1,243	—	—	876	1,243	2,119	(289)	2003	12/23/2014	15 to 30 Years
Red Lobster	Indianapolis, IN	(b)	418	1,223	—	—	418	1,223	1,641	(221)	1992	12/23/2014	15 to 30 Years
Red Lobster	Oxford, AL	(b)	489	1,212	—	—	489	1,212	1,701	(280)	1991	12/23/2014	15 to 30 Years
Red Lobster	Waterford, MI	(b)	761	1,958	—	—	761	1,958	2,719	(332)	1997	2/10/2015	15 to 40 Years
Red Mesa Grill	Traverse City, MI	(b)	651	1,255	—	—	651	1,255	1,906	(229)	2004	11/9/2015	15 to 30 Years
Red Mesa Grill	Boyne City, MI	(b)	69	938	—	—	69	938	1,007	(133)	1997	11/9/2015	15 to 30 Years
Red Mesa Grill	Elk Rapids, MI	(b)	227	947	—	—	227	947	1,174	(145)	1998	11/9/2015	15 to 30 Years

1
40

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Regal Cinemas	Carrollton, GA	(b)	1,879	5,868	—	—	1,879	5,868	7,747	(1,010)	2005	12/30/2014	15 to 40 Years
Regal Cinemas	Dawsonville, GA	(b)	1,859	4,207	—	—	1,859	4,207	6,066	(782)	2005	12/30/2014	15 to 40 Years
Regal Cinemas	Gainesville, GA	(b)	2,278	8,684	—	—	2,278	8,684	10,962	(1,345)	1996	12/30/2014	15 to 40 Years
Regal Cinemas	Woodstock, GA	(b)	2,798	5,057	—	2,800	2,798	7,857	10,655	(1,219)	1997	12/30/2014	15 to 30 Years
Regal Cinemas	Griffin, GA	(b)	1,239	3,188	—	—	1,239	3,188	4,427	(758)	2005	12/30/2014	15 to 30 Years
Regal Cinemas	Omaha, NE	(b)	2,254	4,249	—	—	2,254	4,249	6,503	(997)	2006	3/26/2015	12 to 30 Years
Regal Cinemas	Avon, IN	(b)	3,388	2,967	—	3,651	3,388	6,618	10,006	(1,947)	1995	3/1/2016	4 to 30 Years
Regal Cinemas	Bowie, MD	(b)	7,138	5,936	—	23	7,138	5,959	13,097	(1,031)	1998	11/23/2016	8 to 40 Years
Regency Furniture Store (f)	Maple Shade, NJ	(b)	1,942	3,792	371	—	2,313	3,792	6,105	(1,865)	1998	7/17/2013	3 to 25 Years
Renaissance Food	Houston, TX	(b)	3,203	8,089	—	—	3,203	8,089	11,292	—	2016	12/3/2019	11 to 38 Years
Repair One	Port Orange, FL	(b)	574	1,349	—	—	574	1,349	1,923	(5)	1997	11/25/2019	10 to 25 Years
Residence Inn by Marriott	Cape Canaveral, FL	(b)	4,627	28,368	—	4,787	4,627	33,155	37,782	(623)	2006	3/28/2019	11 to 40 Years
Rite Aid	Wauseon, OH	(b)	1,000	2,034	—	—	1,000	2,034	3,034	(525)	2005	7/17/2013	12 to 37 Years
Rite Aid	Fremont, OH	(b)	504	1,405	(378)	(1,053)	126	352	478	(49)	1998	7/17/2013	4 to 27 Years
Rite Aid	Cleveland, OH	(b)	776	1,158	—	—	776	1,158	1,934	(345)	1998	7/17/2013	5 to 30 Years
Rite Aid	Defiance, OH	(b)	645	2,452	—	—	645	2,452	3,097	(592)	2005	7/17/2013	11 to 38 Years
Rite Aid	Lansing, MI	(b)	196	1,487	—	—	196	1,487	1,683	(371)	1996	7/17/2013	3 to 31 Years
Rite Aid	Glassport, PA	(b)	550	2,471	—	—	550	2,471	3,021	(611)	2006	7/17/2013	11 to 37 Years
Rite Aid	Easton, PA	(b)	1,028	3,996	—	—	1,028	3,996	5,024	(843)	2006	7/17/2013	12 to 41 Years
Rite Aid	Plains, PA	(b)	1,502	2,611	—	—	1,502	2,611	4,113	(648)	2006	7/17/2013	12 to 37 Years
Rite Aid	Lima, OH	(b)	568	3,221	—	—	568	3,221	3,789	(657)	2005	7/17/2013	12 to 43 Years
Rite Aid	Fredericksburg, VA	(b)	1,426	2,077	—	—	1,426	2,077	3,503	(525)	2006	7/17/2013	14 to 37 Years
Rite Aid	Vineland, NJ	(b)	1,194	2,766	—	—	1,194	2,766	3,960	(44)	1997	7/17/2013	36 to 36 Years
Rite Aid	Mantua, NJ	(b)	502	1,379	—	—	502	1,379	1,881	(17)	1993	7/17/2013	33 to 33 Years
Riverview 14 GDX	Gibsonton, FL	(b)	4,970	4,014	—	8,907	4,970	12,921	17,891	(1,133)	2016	11/5/2015	12 to 50 Years
Riverview 14 GDX	Saginaw, MI	(b)	2,167	3,122	—	—	2,167	3,122	5,289	(19)	2013	11/25/2019	9 to 36 Years
Riverview 14 GDX	Batavia, IL	(b)	5,127	836	—	—	5,127	836	5,963	(19)	1995	11/25/2019	5 to 25 Years
Riverview 14 GDX	Noblesville, IN	(b)	2,523	4,184	—	—	2,523	4,184	6,707	(17)	2008	11/25/2019	7 to 33 Years
Riverview 14 GDX	Portage, IN	(b)	5,385	1,088	—	—	5,385	1,088	6,473	(23)	2007	11/25/2019	6 to 32 Years
Ross ( f )	Victoria, TX	(b)	2,631	7,710	—	(326)	2,631	7,384	10,015	(1,676)	2006	7/17/2013	5 to 43 Years
Ruth’s Chris Steakhouse	Sarasota, FL	(b)	2,758	412	—	—	2,758	412	3,170	(255)	2000	7/17/2013	12 to 25 Years
Ruth’s Chris Steakhouse	Metairie, LA	(a)	800	3,016	—	—	800	3,016	3,816	(689)	1964	7/17/2013	10 to 30 Years
Ryan’s	Bowling Green, KY	(b)	934	3,135	(579)	(1,940)	355	1,195	1,550	(159)	1997	7/17/2013	10 to 34 Years
Ryan’s	Lake Charles, LA	(b)	1,619	1,349	—	—	1,619	1,349	2,968	(565)	1987	7/17/2013	10 to 24 Years
Ryan’s	Picayune, MS	(b)	1,250	1,409	—	—	1,250	1,409	2,659	(483)	1999	7/17/2013	7 to 29 Years
Ryan’s	Conroe, TX	(b)	942	3,274	(575)	(2,006)	367	1,268	1,635	(176)	1993	7/17/2013	11 to 32 Years
Ryan’s	Princeton, WV	(b)	948	2,212	(1,072)	(1,613)	(124)	599	475	—	2001	7/17/2013	4 to 18 Years
Ryerson	Little Rock, AR	(b)	2,393	11,864	—	—	2,393	11,864	14,257	—	1994	12/20/2019	9 to 23 Years
Ryerson	Lancaster, NY	(b)	2,524	12,996	—	—	2,524	12,996	15,520	—	2002	12/20/2019	9 to 23 Years
Ryerson	Lavonia, GA	(b)	1,649	4,659	—	—	1,649	4,659	6,308	—	1960	12/20/2019	5 to 21 Years
Ryerson	Carrollton, TX	(b)	1,931	5,557	—	—	1,931	5,557	7,488	—	1981	12/20/2019	6 to 18 Years
Ryerson	Hilliard, OH	(b)	1,310	3,378	—	—	1,310	3,378	4,688	—	1973	12/20/2019	8 to 27 Years
Ryerson	Pounding Mill, VA	(b)	519	2,785	—	—	519	2,785	3,304	—	1982	12/20/2019	6 to 17 Years
Ryerson	Spokane, WA	(b)	954	3,738	—	—	954	3,738	4,692	—	1949	12/20/2019	6 to 17 Years
Ryerson	Phoenix, AZ	(b)	2,394	1,426	—	—	2,394	1,426	3,820	—	1935	12/20/2019	4 to 19 Years
Ryerson	Strongsville, OH	(b)	1,114	1,903	—	—	1,114	1,903	3,017	—	1990	12/20/2019	11 to 25 Years
Saisaki Asian Bistro and Sushi	Newport News, VA	(b)	1,184	311	—	—	1,184	311	1,495	(379)	1995	6/25/2004	10 to 25 Years
Saltgrass	Plano, TX	(b)	1,934	1,456	—	—	1,934	1,456	3,390	(8)	1998	11/25/2019	7 to 20 Years
Same Day Delivery	Walker, MI	(a)	2,287	4,469	(1,369)	(2,277)	918	2,192	3,110	(404)	2001	7/17/2013	4 to 30 Years
Serrano’s Mexican Restaurant	Mesa, AZ	(b)	422	1,002	—	—	422	1,002	1,424	(234)	1990	6/14/2013	15 to 40 Years
Serrano’s Mexican Restaurant	Queen Creek, AZ	(b)	609	1,159	—	—	609	1,159	1,768	(298)	2004	6/14/2013	15 to 40 Years
Service King	Clarksville, TN	(b)	795	1,446	—	—	795	1,446	2,241	(7)	2000	11/25/2019	7 to 22 Years
Service King	Madison, TN	(b)	664	1,911	—	—	664	1,911	2,575	(8)	2000	11/25/2019	8 to 23 Years
Service King	Nashville, TN	(b)	931	1,673	—	—	931	1,673	2,604	(8)	2000	11/25/2019	8 to 23 Years
Sheffield Pharmaceuticals	Norwich, CT	(b)	627	4,767	—	27	627	4,794	5,421	(673)	1975	6/30/2016	4 to 30 Years

1
41

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Shooters World	Orlando, FL	(b)	2,650	9,512	390	5,552	3,040	15,064	18,104	(253)	2018	1/26/2018	13 to 45 Years
Shooters World	Tampa, FL	(b)	1,588	6,134	—	—	1,588	6,134	7,722	(839)	1990	6/5/2015	15 to 40 Years
Skyline Chili	Fairborn, OH	(b)	701	800	—	—	701	800	1,501	(5)	1998	11/25/2019	8 to 18 Years
Skyline Chili	Lewis Center, OH	(b)	736	273	—	—	736	273	1,009	(2)	1998	11/25/2019	8 to 18 Years
Slim Chickens	Texarkana, TX	(b)	373	1,011	—	—	373	1,011	1,384	(3)	2013	11/25/2019	7 to 32 Years
Slim Chickens	Stillwater, OK	(b)	1,314	1,111	—	—	1,314	1,111	2,425	(230)	2015	3/31/2015	15 to 40 Years
Smart & Final	Chula Vista, CA	(b)	3,801	5,718	—	—	3,801	5,718	9,519	(1,099)	1986	3/20/2015	15 to 30 Years
Smart & Final	El Cajon, CA	(b)	7,323	10,056	—	—	7,323	10,056	17,379	(2,039)	1997	3/16/2015	15 to 30 Years
Smart & Final	Palmdale, CA	(b)	3,849	9,803	—	—	3,849	9,803	13,652	(1,545)	2005	3/23/2015	15 to 40 Years
Smokey Bones Barbecue & Grill	Orlando, FL	(b)	2,006	571	—	—	2,006	571	2,577	(396)	2002	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Fairview Heights, IL	(b)	1,020	826	—	—	1,020	826	1,846	(627)	1972	12/31/2007	15 to 30 Years
Smokey Bones Barbecue & Grill	Springfield, IL	(b)	1,115	772	—	—	1,115	772	1,887	(485)	1996	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Warwick, RI	(b)	1,593	1,314	—	—	1,593	1,314	2,907	(722)	1990	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Mentor, OH	(b)	873	790	—	—	873	790	1,663	(514)	2003	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Bowie, MD	(b)	1,501	615	—	—	1,501	615	2,116	(401)	2004	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Melbourne, FL	(b)	2,005	794	—	—	2,005	794	2,799	(571)	1986	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Fort Wayne, IN	(b)	1,110	817	—	—	1,110	817	1,927	(576)	2003	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Greensboro, NC	(b)	1,009	444	—	—	1,009	444	1,453	(405)	2003	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Dayton, OH	(b)	1,026	907	—	—	1,026	907	1,933	(574)	2002	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Pittsburgh, PA	(b)	1,481	676	—	—	1,481	676	2,157	(473)	2006	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Colonie, NY	(b)	1,322	991	(350)	(261)	972	730	1,702	(528)	1994	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Clearwater, FL	(b)	2,226	858	—	—	2,226	858	3,084	(502)	2004	12/31/2007	15 to 40 Years
Smoothie King	Memphis, TN	(b)	208	302	—	—	208	302	510	(121)	2007	7/17/2013	3 to 24 Years
Sonic Drive-In	Concord, NC	(b)	855	348	—	—	855	348	1,203	(127)	2004	9/17/2013	15 to 30 Years
Sonic Drive-In	Creedmoor, NC	(b)	451	367	—	—	451	367	818	(155)	2006	9/17/2013	15 to 30 Years
Sonic Drive-In	Zebulon, NC	(b)	780	395	—	—	780	395	1,175	(176)	2006	9/17/2013	15 to 30 Years
Sonic Drive-In	Salisbury, NC	(b)	357	338	—	—	357	338	695	(114)	2002	9/17/2013	15 to 30 Years
Sonic Drive-In	Concord, NC	(b)	244	310	—	—	244	310	554	(88)	1993	9/17/2013	15 to 30 Years
Sonic Drive-In	Kannapolis, NC	(b)	244	291	—	—	244	291	535	(104)	2001	9/17/2013	15 to 30 Years
Sonic Drive-In	Harrisburg, NC	(b)	489	291	—	—	489	291	780	(116)	2004	9/17/2013	15 to 30 Years
Sonic Drive-In	Albermarle, NC	(b)	639	310	—	—	639	310	949	(96)	1993	9/17/2013	15 to 30 Years
Sonic Drive-In	Siler City, NC	(b)	686	385	—	—	686	385	1,071	(190)	2005	9/17/2013	15 to 30 Years
Sonic Drive-In	Raleigh, NC	(b)	639	320	—	—	639	320	959	(149)	2008	9/17/2013	15 to 30 Years
Sonic Drive-In	Rolesville, NC	(b)	526	320	—	—	526	320	846	(141)	2007	9/17/2013	15 to 30 Years
Sonic Drive-In	South Hill, VA	(b)	564	320	—	—	564	320	884	(157)	2007	9/17/2013	15 to 30 Years
Sonic Drive-In	Rockwell, NC	(b)	385	385	—	—	385	385	770	(170)	2006	9/17/2013	15 to 30 Years
Sonic Drive-In	Aberdeen, NC	(b)	564	338	—	—	564	338	902	(98)	1994	9/17/2013	15 to 30 Years
Sonic Drive-In	D’Iberville, MS	(b)	604	1,171	—	—	604	1,171	1,775	(6)	2005	11/25/2019	9 to 20 Years
Sonic Drive-In	Hattiesburg, MS	(b)	839	1,109	—	—	839	1,109	1,948	(5)	2010	11/25/2019	9 to 25 Years
Sonic Drive-In	Laurel, MS	(b)	549	803	—	—	549	803	1,352	(6)	1993	11/25/2019	7 to 14 Years
Sonic Drive-In	Bay Minette, AL	(b)	551	850	—	—	551	850	1,401	(6)	2000	11/25/2019	8 to 15 Years
Sonic Drive-In	Flowood, MS	(b)	340	868	—	—	340	868	1,208	(6)	1994	11/25/2019	8 to 14 Years
Sonic Drive-In	Knoxville, TN	(b)	335	155	—	—	335	155	490	(3)	1987	11/25/2019	2 to 6 Years
Sonic Drive-In	Celina, TX	(b)	411	199	—	—	411	199	610	(92)	2003	7/25/2016	13 to 20 Years
Sonic Drive-In	Gunter, TX	(b)	248	250	—	—	248	250	498	(83)	2004	7/25/2016	13 to 20 Years
Sonic Drive-In	Keene, TX	(b)	343	260	—	—	343	260	603	(86)	2005	7/25/2016	13 to 30 Years
Sonic Drive-In	Lavon, TX	(b)	404	212	—	—	404	212	616	(98)	2003	7/25/2016	13 to 20 Years
Sonic Drive-In	Leonard, TX	(b)	323	465	—	—	323	465	788	(115)	2005	7/25/2016	13 to 30 Years
Sonic Drive-In	Little Elm, TX	(b)	620	244	—	—	620	244	864	(108)	2001	7/25/2016	13 to 20 Years
Sonic Drive-In	Melissa, TX	(b)	715	609	—	—	715	609	1,324	(153)	2004	7/25/2016	13 to 30 Years
Sonic Drive-In	Pilot Point, TX	(b)	446	436	—	—	446	436	882	(124)	2000	7/25/2016	13 to 30 Years
Sonic Drive-In	Prosper, TX	(b)	990	435	—	—	990	435	1,425	(140)	2004	7/25/2016	13 to 30 Years
Sonic Drive-In	St. Paul, TX	(b)	509	192	—	—	509	192	701	(102)	2003	7/25/2016	13 to 20 Years
Sonic Drive-In	Beaumont, TX	(b)	580	284	—	—	580	284	864	(147)	2001	8/31/2015	15 to 20 Years
Sonic Drive-In	Port Arthur, TX	(b)	384	266	—	—	384	266	650	(134)	2002	8/31/2015	15 to 20 Years

1
4
2

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Sonic Drive-In	Beaumont, TX	(b)	777	246	—	—	777	246	1,023	(150)	2000	8/31/2015	15 to 20 Years
Sonic Drive-In	Port Arthur, TX	(b)	187	256	—	—	187	256	443	(90)	1976	8/31/2015	15 to 20 Years
Sonic Drive-In	Beaumont, TX	(b)	758	325	—	—	758	325	1,083	(158)	2007	8/31/2015	15 to 30 Years
Sonic Drive-In	Orange, TX	(b)	541	335	—	—	541	335	876	(139)	2007	8/31/2015	15 to 30 Years
Sonic Drive-In	Port Arthur, TX	(b)	403	344	—	—	403	344	747	(149)	2004	8/31/2015	15 to 20 Years
Sonny’s BBQ	Orlando, FL	(b)	1,319	1,424	—	598	1,319	2,022	3,341	(153)	1997	12/28/2016	7 to 40 Years
Sonny’s BBQ	Inverness, FL	(b)	584	503	—	151	584	654	1,238	(87)	1998	6/9/2017	10 to 30 Years
Sonny’s BBQ	Orlando, FL	(b)	1,484	1,415	—	—	1,484	1,415	2,899	(165)	1998	12/28/2016	6 to 40 Years
Sonny’s BBQ	Gainesville, FL	(b)	1,489	1,241	—	104	1,489	1,345	2,834	(158)	2000	12/28/2016	6 to 40 Years
Sonny’s BBQ	Orlando, FL	(b)	1,351	1,404	—	—	1,351	1,404	2,755	(141)	2002	12/28/2016	8 to 40 Years
Sonny’s BBQ	Gainesville, FL	(b)	1,534	883	—	—	1,534	883	2,417	(133)	1984	12/28/2016	6 to 30 Years
Sonny’s BBQ	Oviedo, FL	(b)	1,499	1,449	—	264	1,499	1,713	3,212	(181)	2006	12/28/2016	7 to 40 Years
Sonny’s BBQ	Sanford, FL	(b)	1,405	1,191	—	—	1,405	1,191	2,596	(170)	1987	12/28/2016	6 to 30 Years
South Carolina Oncology	Columbia, SC	(b)	3,378	35,153	—	—	3,378	35,153	38,531	(5,561)	2003	12/31/2013	15 to 40 Years
Southern Theatres	Mooresville, NC	(b)	5,087	6,800	—	1,045	5,087	7,845	12,932	(1,489)	1999	9/2 5 /2019	15 to 30 Years
Southern Theatres	Anderson, SC	(b)	5,248	6,437	—	1,099	5,248	7,536	12,784	(1,838)	2000	9/2 5 /2019	15 to 30 Years
Spartan Logistics	Maxton, NC	(b)	870	6,961	—	29	870	6,990	7,860	(684)	2016	12/16/2016	9 to 40 Years
Specialists in Urology	Bonita Springs, FL	(b)	376	940	—	—	376	940	1,316	(250)	2006	8/30/2012	15 to 50 Years
Specialists in Urology	Naples, FL	(b)	1,829	4,522	—	—	1,829	4,522	6,351	(1,137)	1978	8/30/2012	15 to 40 Years
Specialists in Urology	Bonita Springs, FL	(b)	738	4,022	—	—	738	4,022	4,760	(886)	2006	8/30/2012	15 to 50 Years
Specialists in Urology	Naples, FL	(b)	1,057	3,845	—	—	1,057	3,845	4,902	(846)	2012	10/31/2012	15 to 50 Years
Specialists in Urology	Fort Myers, FL	(b)	903	6,445	—	—	903	6,445	7,348	(1,359)	1989	8/30/2012	15 to 50 Years
Specialists in Urology	Naples, FL	(b)	1,351	5,368	—	—	1,351	5,368	6,719	(1,128)	2002	8/30/2012	15 to 50 Years
Specialists in Urology	Bonita Springs, FL	(b)	317	1,619	—	—	317	1,619	1,936	(369)	2003	8/30/2012	15 to 50 Years
Specialists in Urology	Cape Coral, FL	(b)	545	1,716	(231)	(680)	314	1,036	1,350	(59)	2011	8/30/2012	14 to 90 Years
Specialists in Urology	Kennewick, WA	(b)	353	4,248	—	—	353	4,248	4,601	(505)	2011	3/31/2016	13 to 40 Years
Sportsman’s Warehouse	Thornton, CO	(b)	2,836	5,069	—	—	2,836	5,069	7,905	(1,624)	2003	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Midvale, UT	(b)	2,931	4,844	—	—	2,931	4,844	7,775	(1,442)	2002	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Mesa, AZ	(b)	2,040	5,696	—	—	2,040	5,696	7,736	(1,650)	2005	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Phoenix, AZ	(b)	2,098	5,338	—	—	2,098	5,338	7,436	(1,576)	2003	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Loveland, CO	(b)	2,329	4,750	—	—	2,329	4,750	7,079	(1,370)	2001	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Colorado Springs, CO	(b)	2,568	4,842	—	—	2,568	4,842	7,410	(733)	2005	8/31/2016	10 to 40 Years
Sportsman’s Warehouse	Williston, ND	(b)	2,190	4,132	—	—	2,190	4,132	6,322	(543)	2015	8/24/2015	15 to 50 Years
Sportsman’s Warehouse	Ankeny, IA	(b)	3,913	3,671	—	—	3,913	3,671	7,584	(1,255)	2003	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Bend, OR	(b)	1,516	4,850	—	—	1,516	4,850	6,366	(909)	2000	8/15/2013	10 to 50 Years
Sportsman’s Warehouse	West Jordan, UT	(b)	3,055	7,493	—	—	3,055	7,493	10,548	—	2019	12/20/2019	12 to 40 Years
StaFit	Saint Cloud, MN	(b)	912	1,427	—	—	912	1,427	2,339	(449)	1989	12/16/2014	15 to 20 Years
StaFit	Sartell, MN	(b)	3,092	3,765	(2,090)	(2,391)	1,002	1,374	2,376	—	2001	12/16/2014	10 to 26 Years
Staples	Crossville, TN	(b)	668	2,705	—	—	668	2,705	3,373	(537)	2001	7/17/2013	3 to 46 Years
Staples	Peru, IL	(b)	963	2,033	—	—	963	2,033	2,996	(547)	1998	7/17/2013	1 to 35 Years
Staples	Clarksville, IN	(b)	991	3,161	—	—	991	3,161	4,152	(562)	2006	7/17/2013	3 to 48 Years
Staples	Greenville, SC	(b)	742	3,026	—	—	742	3,026	3,768	(497)	2006	7/17/2013	3 to 48 Years
Staples	Warsaw, IN	(b)	590	2,504	—	—	590	2,504	3,094	(525)	1998	7/17/2013	11 to 44 Years
Staples	Guntersville, AL	(b)	1,039	2,535	—	—	1,039	2,535	3,574	(499)	2001	7/17/2013	2 to 46 Years
Starbucks	Kingsport, TN	(b)	307	766	—	—	307	766	1,073	(211)	2007	7/17/2013	4 to 32 Years
Starbucks	Bowling Green, KY	(b)	756	205	—	—	756	205	961	(121)	2007	7/17/2013	4 to 39 Years
Starbucks	Stillwater, OK	(b)	218	1,262	—	—	218	1,262	1,480	(298)	2007	7/17/2013	4 to 32 Years
Starbucks	Powell, TN	(b)	411	353	—	—	411	353	764	(153)	2007	7/17/2013	4 to 26 Years
Stater Bros. Markets	Lancaster, CA	(b)	1,569	4,271	—	—	1,569	4,271	5,840	(1,111)	1983	12/17/2013	5 to 30 Years
Studio Movie Grill	Downey, CA	(b)	1,767	12,172	—	2,966	1,767	15,138	16,905	(1,988)	1997	9/30/2015	15 to 30 Years
Studio Movie Grill	Monrovia, CA	(b)	2,448	17,849	—	2,966	2,448	20,815	23,263	(2,751)	2000	9/30/2015	15 to 30 Years
Studio Movie Grill	Redlands, CA	(b)	4,442	17,859	—	2,966	4,442	20,825	25,267	(2,906)	1997	9/30/2015	15 to 30 Years
Studio Movie Grill	Marietta, GA	(b)	2,930	7,616	—	67	2,930	7,683	10,613	(782)	1987	3/15/2017	10 to 40 Years
Sunny Delight	Dayton, NJ	(b)	12,701	10,723	—	—	12,701	10,723	23,424	(2,094)	1975	10/27/2016	7 to 30 Years
Taco Bell	Anderson, IN	(b)	363	700	—	—	363	700	1,063	(344)	1995	7/17/2013	8 to 17 Years

1
4
3

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Taco Bell	Brazil, IN	(b)	391	903	—	—	391	903	1,294	(267)	1996	7/17/2013	8 to 33 Years
Taco Bell	Henderson, KY	(b)	656	1,058	—	—	656	1,058	1,714	(254)	1992	7/17/2013	7 to 35 Years
Taco Bell	Martinsville, IN	(b)	940	1,128	—	—	940	1,128	2,068	(285)	1986	7/17/2013	4 to 35 Years
Taco Bell	Princeton, IN	(b)	340	906	—	—	340	906	1,246	(492)	1992	7/17/2013	7 to 15 Years
Taco Bell	Robinson, IL	(b)	250	1,021	—	—	250	1,021	1,271	(294)	1994	7/17/2013	7 to 33 Years
Taco Bell	Washington, IN	(b)	272	949	—	—	272	949	1,221	(284)	1995	7/17/2013	8 to 33 Years
Taco Bell	Moultrie, GA	(b)	437	563	—	—	437	563	1,000	(189)	2012	3/29/2013	15 to 30 Years
Taco Bell	Greenville, TN	(b)	735	517	—	—	735	517	1,252	(188)	2010	3/29/2013	15 to 30 Years
Taco Bell / KFC	Vincennes, IN	(b)	389	1,425	—	—	389	1,425	1,814	(389)	2000	7/17/2013	8 to 30 Years
Taco Bueno	Haltom City, TX	(b)	689	804	—	—	689	804	1,493	(146)	1998	6/30/2016	5 to 30 Years
Taco Bueno	Fort Worth, TX	(b)	377	193	—	—	377	193	570	(112)	1978	6/30/2016	4 to 10 Years
Taco Bueno	Tulsa, OK	(b)	835	967	—	—	835	967	1,802	(149)	1978	6/30/2016	5 to 30 Years
Taco Bueno	Abilene, TX	(b)	510	818	—	—	510	818	1,328	(140)	1977	6/30/2016	5 to 30 Years
Taco Bueno	Fort Worth, TX	(b)	331	450	(51)	(113)	280	337	617	—	1977	6/30/2016	1 to 16 Years
Taco Bueno	Grapevine, TX	(b)	636	414	(207)	(173)	429	241	670	—	1979	6/30/2016	1 to 16 Years
Taco Bueno	Denton, TX	(b)	693	884	—	—	693	884	1,577	(156)	1995	6/30/2016	5 to 30 Years
Taco Bueno	Euless, TX	(b)	674	277	(257)	(124)	417	153	570	—	1979	6/30/2016	1 to 16 Years
Taco Bueno	Fort Worth, TX	(b)	681	928	—	—	681	928	1,609	(165)	1999	6/30/2016	5 to 30 Years
Taco Bueno	Greenville, TX	(b)	429	919	—	—	429	919	1,348	(136)	1985	6/30/2016	5 to 30 Years
Taco Bueno	Muskogee, OK	(b)	853	767	—	—	853	767	1,620	(137)	1985	6/30/2016	5 to 30 Years
Taco Bueno	Broken Arrow, OK	(b)	849	1,020	—	—	849	1,020	1,869	(156)	1986	6/30/2016	5 to 30 Years
Taco Bueno	Tulsa, OK	(b)	—	20	—	(20)	—	—	—	—	1982	6/30/2016	10 to 10 Years
Taco Bueno	Abilene, TX	(b)	1,132	1,292	—	(10)	1,132	1,282	2,414	(215)	1979	6/30/2016	5 to 30 Years
Taco Bueno	Claremore, OK	(b)	903	932	—	—	903	932	1,835	(161)	1985	6/30/2016	5 to 30 Years
Taco Bueno	Lake Worth, TX	(b)	427	872	—	—	427	872	1,299	(130)	1983	6/30/2016	5 to 30 Years
Taco Bueno	Grapevine, TX	(b)	755	677	—	—	755	677	1,432	(175)	1999	6/30/2016	5 to 20 Years
Taco Bueno	Bedford, TX	(b)	694	516	—	—	694	516	1,210	(131)	1977	6/30/2016	5 to 20 Years
Taco Bueno	Forest Hill, TX	(b)	784	294	—	—	784	294	1,078	(115)	1999	6/30/2016	5 to 20 Years
Taco Bueno	McKinney, TX	(b)	1,289	467	—	—	1,289	467	1,756	(158)	2000	6/30/2016	5 to 20 Years
Taco Bueno	Sapulpa, OK	(b)	855	1,030	—	—	855	1,030	1,885	(177)	1987	6/30/2016	5 to 30 Years
Taco Bueno	Arlington, TX	(b)	540	1,205	—	—	540	1,205	1,745	(181)	1981	6/30/2016	5 to 30 Years
Taco Bueno	Oklahoma City, OK	(b)	474	516	—	—	474	516	990	(130)	1984	6/30/2016	5 to 20 Years
Taco Bueno	Oklahoma City, OK	(b)	375	605	(113)	(202)	262	403	665	(5)	1986	6/30/2016	1 to 26 Years
Taco Bueno	Cedar Hill, TX	(b)	655	708	—	—	655	708	1,363	(4)	2005	11/25/2019	8 to 20 Years
Taco Bueno	Tulsa, OK	(b)	—	—	—	—	—	—	—	—	1986	6/30/2016	(e)
Ted’s Cafe Escondido	Broken Arrow, OK	(b)	1,390	2,169	—	—	1,390	2,169	3,559	(12)	2006	11/25/2019	7 to 20 Years
Ted’s Cafe Escondido	Tulsa, OK	(b)	1,578	2,385	—	—	1,578	2,385	3,963	(12)	2013	11/25/2019	7 to 20 Years
Terra Mulch Products	Hickory, NC	(b)	1,356	5,406	—	—	1,356	5,406	6,762	(1,195)	2006	5/11/2015	10 to 30 Years
Texas Corral	Shelbyville, IN	(b)	549	752	—	—	549	752	1,301	(344)	2006	12/21/2007	15 to 50 Years
Texas Roadhouse	Memphis, TN	(b)	1,214	1,412	—	—	1,214	1,412	2,626	(6)	2005	11/25/2019	5 to 33 Years
The Children’s Courtyard	Frederick, CO	(b)	334	2,146	—	12	334	2,158	2,492	(209)	2003	3/31/2017	15 to 30 Years
The Toledo Hospital	Monroe, MI	(b)	728	3,440	—	—	728	3,440	4,168	(917)	2002	8/18/2014	9 to 30 Years
Tire Warehouse	Portland, ME	(b)	695	944	—	—	695	944	1,639	(5)	1993	11/25/2019	5 to 22 Years
TJ Maxx ( f )	Staunton, VA	(b)	578	2,063	—	358	578	2,421	2,999	(1,046)	1988	7/17/2013	5 to 20 Years
Topgolf	Baton Rouge, LA	(b)	3,734	9,595	3,450	6,104	7,184	15,699	22,883	(486)	2018	12/10/2018	11 to 45 Years
Tractor Supply ( f )	Bay City, TX	(b)	1,192	3,249	(691)	(1,433)	501	1,816	2,317	—	1990	7/17/2013	1 to 13 Years
Tractor Supply	Paw Paw, MI	(b)	1,517	1,619	—	—	1,517	1,619	3,136	(684)	2006	7/17/2013	8 to 33 Years
Tractor Supply	Navasota, TX	(b)	1,013	1,772	—	—	1,013	1,772	2,785	(626)	2006	7/17/2013	8 to 41 Years
Tractor Supply	Baytown, TX	(b)	1,440	1,712	—	—	1,440	1,712	3,152	(550)	2007	7/17/2013	9 to 39 Years
Tractor Supply	Fredericksburg, TX	(b)	1,194	1,636	—	—	1,194	1,636	2,830	(564)	2007	7/17/2013	8 to 42 Years
Tractor Supply	Ashland, WI	(b)	462	637	—	—	462	637	1,099	(530)	1975	11/13/2015	15 to 20 Years
Tractor Supply	Liberty, KY	(b)	474	945	—	—	474	945	1,419	(574)	2000	11/13/2015	15 to 30 Years
Tractor Supply	La Grange, KY	(a)	1,524	1,871	—	—	1,524	1,871	3,395	(523)	2008	7/17/2013	10 to 48 Years
Tractor Supply	Baldwinsville, NY	(a)	1,105	2,008	—	—	1,105	2,008	3,113	(765)	2005	7/17/2013	11 to 37 Years
Tractor Supply	Carroll, OH	(b)	1,144	4,557	—	—	1,144	4,557	5,701	(1,553)	1976	7/17/2013	3 to 30 Years

1
4
4

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Tractor Supply	Mount Sterling, KY	(b)	1,785	1,051	—	—	1,785	1,051	2,836	(549)	2011	7/17/2013	12 to 38 Years
Tractor Supply	Ellettsville, IN	(a)	894	1,872	—	—	894	1,872	2,766	(568)	2010	7/17/2013	11 to 47 Years
Tractor Supply	Lowville, NY	(a)	791	1,659	—	—	791	1,659	2,450	(480)	2010	7/17/2013	12 to 42 Years
Tractor Supply	Malone, NY	(a)	793	1,677	—	—	793	1,677	2,470	(547)	2010	7/17/2013	11 to 42 Years
Tractor Supply	Ankeny, IA	(b)	687	2,162	—	—	687	2,162	2,849	(542)	2006	7/17/2013	8 to 43 Years
Tractor Supply	Marinette, WI	(b)	1,236	1,611	—	—	1,236	1,611	2,847	(577)	2006	7/17/2013	8 to 38 Years
Tractor Supply	Prior Lake, MN	(b)	1,998	2,454	—	—	1,998	2,454	4,452	(937)	1991	7/17/2013	7 to 26 Years
Tractor Supply	Fairview, TN	(b)	975	2,274	—	—	975	2,274	3,249	(597)	2007	7/17/2013	8 to 47 Years
Tractor Supply	Rockford, MN	(b)	1,298	2,652	—	—	1,298	2,652	3,950	(759)	2007	7/17/2013	9 to 43 Years
Tractor Supply	Rome, NY	(b)	1,326	1,110	—	—	1,326	1,110	2,436	(491)	2007	7/17/2013	9 to 34 Years
Tractor Supply	Parkersburg, WV	(b)	966	1,843	—	—	966	1,843	2,809	(598)	2005	7/17/2013	7 to 37 Years
Trampoline Park ( f )	Louisville, KY	(b)	2,205	3,551	—	—	2,205	3,551	5,756	(996)	1995	11/2/2015	9 to 20 Years
Tutor Time	Grand Rapids, MI	(b)	393	1,363	—	—	393	1,363	1,756	(290)	2001	3/20/2015	5 to 30 Years
Tutor Time	Pittsburgh, PA	(b)	457	693	—	—	457	693	1,150	(397)	1985	7/17/2013	5 to 15 Years
Twin Peaks	Little Rock, AR	(b)	1,112	—	—	—	1,112	—	1,112	—	(e)	11/25/2019	(e)
Twin Tiers Eye Care	Elmira, NY	(b)	184	3,902	—	—	184	3,902	4,086	(645)	1985	4/30/2015	15 to 30 Years
Twin Tiers Eye Care	Binghamton, NY	(b)	328	2,214	—	—	328	2,214	2,542	(373)	1985	4/30/2015	15 to 30 Years
Twin Tiers Eye Care	Bath, NY	(b)	72	707	—	—	72	707	779	(126)	1970	4/30/2015	15 to 30 Years
Twin Tiers Eye Care	Corning, NY	(b)	123	1,261	—	—	123	1,261	1,384	(218)	1999	4/30/2015	15 to 30 Years
Twin Tiers Eye Care	Endicott, NY	(b)	92	348	—	—	92	348	440	(77)	2001	4/30/2015	15 to 30 Years
Twin Tiers Eye Care	Watkins Glen, NY	(b)	113	318	—	—	113	318	431	(75)	2002	4/30/2015	15 to 30 Years
United Supermarkets	Childress, TX	(b)	747	934	—	—	747	934	1,681	(353)	1997	5/23/2005	7 to 40 Years
United Supermarkets	Amarillo, TX	(b)	3,559	4,575	—	—	3,559	4,575	8,134	(1,642)	1999	5/23/2005	14 to 40 Years
United Supermarkets	Levelland, TX	(b)	1,651	2,158	—	—	1,651	2,158	3,809	(775)	1997	5/23/2005	11 to 40 Years
United Supermarkets	Amarillo, TX	(b)	1,828	1,292	—	—	1,828	1,292	3,120	(600)	1988	5/23/2005	9 to 30 Years
United Supermarkets	Snyder, TX	(b)	2,062	2,963	—	—	2,062	2,963	5,025	(1,063)	1999	5/23/2005	14 to 40 Years
United Supermarkets	Amarillo, TX	(b)	1,573	1,586	—	—	1,573	1,586	3,159	(734)	1989	5/23/2005	9 to 30 Years
United Supermarkets	Wichita Falls, TX	(b)	—	6,259	—	—	—	6,259	6,259	(4,058)	1997	5/23/2005	13 to 20 Years
United Supermarkets	Plainview, TX	(b)	620	5,415	—	—	620	5,415	6,035	(1,782)	2000	8/25/2005	14 to 40 Years
United Supermarkets	Muleshoe, TX	(a)	471	1,770	—	—	471	1,770	2,241	(513)	1999	8/29/2011	15 to 40 Years
Universal Tax Systems ( f )	Kennesaw, GA	(b)	3,560	23,583	—	33	3,560	23,616	27,176	(4,296)	1996	7/17/2013	8 to 45 Years
Vacant	Overland Park, KS	(b)	1,390	320	(131)	(66)	1,259	254	1,513	(17)	1967	3/11/2016	3 to 20 Years
Vacant	O’Fallon, IL	(b)	2,243	5,002	(1,641)	(3,664)	602	1,338	1,940	—	2005	7/17/2013	3 to 30 Years
Vacant	Arlington, TX	(b)	449	128	(64)	(48)	385	80	465	—	1978	6/30/2016	1 to 6 Years
Vacant	Oelwein, IA	(b)	226	681	(109)	(372)	117	309	426	(4)	1995	8/18/2014	9 to 24 Years
Vacant	Grove City, OH	(a)	2,050	3,288	(1,202)	(1,981)	848	1,307	2,155	(152)	2008	7/17/2013	6 to 34 Years
Valley Surgical Center	Steubenville, OH	(b)	363	3,726	—	—	363	3,726	4,089	(601)	2009	8/18/2014	14 to 40 Years
VASA Fitness	Westminster, CO	(b)	3,264	5,593	—	42	3,264	5,635	8,899	(343)	2000	11/15/2018	8 to 30 Years
VASA Fitness	Taylorsville, UT	(b)	1,496	3,593	—	—	1,496	3,593	5,089	(849)	1988	11/20/2015	12 to 20 Years
Verizon	Covington, TN	(b)	343	152	—	—	343	152	495	(126)	2007	7/17/2013	3 to 24 Years
Walgreens ( f )	Collierville, TN	(b)	2,217	14,205	—	(295)	2,217	13,910	16,127	(2,712)	2002	7/17/2013	3 to 45 Years
Walgreens	Albany, GA	(b)	961	3,314	—	—	961	3,314	4,275	(643)	2008	7/17/2013	12 to 43 Years
Walgreens	Columbus, MS	(b)	769	3,475	—	—	769	3,475	4,244	(644)	2004	7/17/2013	11 to 41 Years
Walgreens	Seattle, WA	(b)	2,589	4,245	—	—	2,589	4,245	6,834	(811)	2002	7/17/2013	9 to 43 Years
Walgreens	Crossville, TN	(b)	1,890	3,680	—	—	1,890	3,680	5,570	(724)	2001	7/17/2013	7 to 41 Years
Walgreens	Jacksonville, FL	(b)	521	4,365	—	—	521	4,365	4,886	(814)	2000	7/17/2013	7 to 40 Years
Walgreens	LaMarque, TX	(a)	464	3,139	—	—	464	3,139	3,603	(678)	2000	7/17/2013	7 to 40 Years
Walgreens	Tulsa, OK	(b)	741	3,179	—	—	741	3,179	3,920	(635)	1994	7/17/2013	1 to 35 Years
Walgreens	Newton, IA	(a)	365	4,475	—	—	365	4,475	4,840	(803)	2001	7/17/2013	7 to 44 Years
Walgreens	Evansville, IN	(a)	1,249	3,924	—	—	1,249	3,924	5,173	(767)	2007	7/17/2013	12 to 44 Years
Walgreens	Mount Pleasant, TX	(b)	1,192	4,578	—	—	1,192	4,578	5,770	(911)	2009	7/17/2013	14 to 43 Years
Walgreens	San Antonio, TX	(b)	841	3,909	—	—	841	3,909	4,750	(718)	2004	7/17/2013	14 to 40 Years
Walgreens	Canton, IL	(b)	703	4,098	—	—	703	4,098	4,801	(777)	2006	7/17/2013	12 to 43 Years
Walgreens	Memphis, TN	(b)	961	5,389	—	—	961	5,389	6,350	(958)	2002	7/17/2013	12 to 43 Years
Walgreens	Parkville, MO	(b)	1,854	2,568	—	—	1,854	2,568	4,422	(641)	2006	7/17/2013	11 to 38 Years

1
4
5

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2019 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Walgreens	DeSoto, TX	(a)	1,007	2,313	—	—	1,007	2,313	3,320	(524)	1997	7/17/2013	5 to 40 Years
Walgreens	Batesville, MS	(a)	421	3,932	—	—	421	3,932	4,353	(697)	2007	7/17/2013	10 to 42 Years
Walgreens	Cincinnati, OH	(a)	1,527	4,307	—	—	1,527	4,307	5,834	(830)	2000	7/17/2013	7 to 42 Years
Walgreens	Gainesville, FL	(b)	922	2,705	—	—	922	2,705	3,627	(551)	1998	7/17/2013	4 to 40 Years
Walgreens	Madeira, OH	(b)	951	3,978	—	67	951	4,045	4,996	(734)	1998	7/17/2013	5 to 44 Years
Walgreens	Houston, TX	(b)	1,079	3,582	—	—	1,079	3,582	4,661	(676)	2001	7/17/2013	6 to 40 Years
Walgreens	Bryan, TX	(b)	1,049	5,633	—	—	1,049	5,633	6,682	(1,022)	2001	7/17/2013	6 to 40 Years
Walgreens	Dallas, TX	(b)	735	3,328	—	—	735	3,328	4,063	(637)	1996	7/17/2013	3 to 40 Years
Walgreens	Hixson, TN	(b)	450	2,025	—	—	450	2,025	2,475	(122)	1997	7/17/2013	40 to 40 Years
Walgreens	Kansas City, MO	(b)	634	4,341	—	—	634	4,341	4,975	(825)	1997	7/17/2013	4 to 43 Years
Walgreens	Kansas City, MO	(b)	532	3,549	—	—	532	3,549	4,081	(744)	1998	7/17/2013	4 to 39 Years
Walgreens	Kansas City, MO	(b)	862	4,367	—	—	862	4,367	5,229	(829)	2000	7/17/2013	6 to 42 Years
Walgreens	Kansas City, MO	(b)	518	4,234	—	—	518	4,234	4,752	(805)	1999	7/17/2013	6 to 43 Years
Walgreens	Knoxville, TN	(b)	2,107	3,334	—	—	2,107	3,334	5,441	(732)	2000	7/17/2013	6 to 40 Years
Walgreens	Picayune, MS	(b)	954	3,132	—	—	954	3,132	4,086	(590)	2006	7/17/2013	10 to 42 Years
Walgreens	Olivette, MO	(b)	1,816	5,917	—	—	1,816	5,917	7,733	(1,174)	2001	7/17/2013	11 to 42 Years
Walgreens	Columbia, MO	(b)	1,047	5,242	—	—	1,047	5,242	6,289	(875)	2002	7/17/2013	9 to 44 Years
Walgreens	Enterprise, AL	(b)	1,163	1,612	—	—	1,163	1,612	2,775	(447)	2006	7/17/2013	11 to 37 Years
Walgreens	Rome, NY	(b)	1,135	3,104	—	—	1,135	3,104	4,239	(603)	2007	7/17/2013	13 to 43 Years
Walgreens	Elmira, NY	(b)	1,066	4,230	—	—	1,066	4,230	5,296	(818)	2007	7/17/2013	12 to 43 Years
Walgreens	Shreveport, LA	(b)	1,461	3,605	—	—	1,461	3,605	5,066	(750)	1999	7/17/2013	6 to 40 Years
Wal m art ( f )	Littleton, CO	(b)	7,839	9,299	—	—	7,839	9,299	17,138	(5,004)	1991	7/17/2013	5 to 17 Years
Wal m art	Anderson, SC	(b)	4,770	6,883	—	—	4,770	6,883	11,653	(3,987)	1993	7/17/2013	7 to 21 Years
Wal m art	Spencer, IN	(b)	971	2,483	—	—	971	2,483	3,454	(1,072)	1987	7/17/2013	4 to 22 Years
Wal m art	New London, WI	(b)	1,008	2,094	—	—	1,008	2,094	3,102	(1,331)	1991	7/17/2013	3 to 18 Years
Wal m art	Sidney, OH	(b)	1,961	69	—	—	1,961	69	2,030	(6)	2001	1/8/2019	7 to 7 Years
Wendy’s	Greenville, TX	(b)	336	773	—	—	336	773	1,109	(4)	1985	11/25/2019	9 to 21 Years
Winco Foods	Eureka, CA	(b)	3,108	12,817	—	—	3,108	12,817	15,925	(2,577)	1960	7/17/2013	3 to 40 Years
Winsteads	Overland Park, KS	(b)	607	123	—	—	607	123	730	(2)	2009	11/25/2019	7 to 21 Years
Yard House	Cincinnati, OH	(b)	1,370	8,260	—	—	1,370	8,260	9,630	(9)	2013	11/25/2019	3 to 35 Years
Zaxby’s	Jonesboro, GA	(b)	679	1,736	(69)	—	610	1,736	2,346	(301)	2006	7/1/2015	15 to 30 Years
Zaxby’s	College Park, GA	(b)	839	1,439	—	—	839	1,439	2,278	(273)	2007	7/1/2015	15 to 30 Years
Zaxby’s	Riverdale, GA	(b)	741	1,789	—	—	741	1,789	2,530	(310)	2010	9/17/2015	15 to 30 Years
Zips Car Wash	Springdale, AR	(b)	520	2,032	—	—	520	2,032	2,552	(341)	2005	9/30/2015	15 to 30 Years
Zips Car Wash	San Antonio, TX	(b)	1,422	1,108	—	110	1,422	1,218	2,640	(187)	2010	3/29/2017	10 to 30 Years
Zips Car Wash	Edmond, OK	(b)	644	1,896	—	—	644	1,896	2,540	(318)	2005	9/30/2015	15 to 30 Years
Zips Car Wash	Sherwood, AR	(b)	1,128	1,388	—	—	1,128	1,388	2,516	(309)	2010	9/30/2015	15 to 30 Years
Zips Car Wash	Siloam Springs, AR	(b)	991	1,884	—	—	991	1,884	2,875	(344)	2005	9/30/2015	15 to 30 Years
Zips Car Wash	New Braunfels, TX	(b)	1,261	1,571	—	110	1,261	1,681	2,942	(210)	2010	3/29/2017	10 to 30 Years
Zips Car Wash	Oklahoma City, OK	(b)	1,004	1,933	—	—	1,004	1,933	2,937	(362)	2005	9/30/2015	15 to 30 Years
Zips Car Wash	Arlington, TN	(b)	867	1,487	—	—	867	1,487	2,354	(281)	2010	9/30/2015	15 to 30 Years
Zips Car Wash	Oklahoma City, OK	(b)	545	1,995	—	—	545	1,995	2,540	(328)	2005	9/30/2015	15 to 30 Years
Zips Car Wash	Texarkana, TX	(b)	483	1,400	—	—	483	1,400	1,883	(237)	2010	9/30/2015	15 to 30 Years
Zips Car Wash	Universal City, TX	(b)	1,167	1,440	—	123	1,167	1,563	2,730	(204)	2011	6/30/2017	15 to 30 Years
Zips Car Wash	Converse, TX	(b)	1,253	1,493	—	199	1,253	1,692	2,945	(279)	2011	3/29/2017	10 to 30 Years
Zips Car Wash	Seguin, TX	(b)	621	1,264	—	110	621	1,374	1,995	(208)	2010	3/29/2017	10 to 30 Years
			1,921,662	3,738,711	(11,375)	101,509	1,910,287	3,840,220	5,750,507	(717,097)

1
4
6

(a)	Represents properties collateralized with fixed CMBS debt. See Note 4 for further details.
(b)	Represents unencumbered properties.
(c)	The aggregate cost of properties for federal income tax purposes is approximately $5.2 billion at December 31, 2019.
(d)	As of December 31, 2019, the Company held certain direct finance lease and held for sale properties, which are not included in the table above.
(e)	Represents land only properties with no depreciation and therefore date of construction and estimated life for depreciation not applicable.
(f)	Represents the anchor tenant by rent in a multi-tenant property.

	2019	2018	2017
Land, buildings, and improvements
Balance at the beginning of the year	$4,757,717	$7,281,307	$7,479,231
Additions:
Acquisitions, capital expenditures, and reclassifications from held for sale and deferred financing leases	1,238,020	315,324	337,497
Deductions:
Dispositions of land, buildings, and improvements	(98,445)	(112,430)	(422,653)
Reclassifications to held for sale	(119,449)	(11,670)	(34,813)
Impairments , basis reset due to impairment and other adjustments	(27,336)	(26,263)	(77,955)
SMTA Spin-off	—	(2,688,551)	—

Gross Real Estate Balance at close of the year	$5,750,507	$4,757,717	$7,281,307

Accumulated depreciation and amortization
Balance at the beginning of the year	$(621,456)	$(1,075,643)	$(940,005)
Additions:
Depreciation expense and reclassifications from held for sale	(145,104)	(165,898)	(219,803)
Deductions:
Dispositions of land, buildings, and improvements and other adjustments	32,678	30,381	82,156
Reclassifications to held for sale	16,785	2,372	2,009
SMTA Spin-off	—	587,332	—

Balance at close of the year	$(717,097)	$(621,456)	$(1,075,643)

Net Real Estate Investment	$5,033,410	$4,136,261	$6,205,664

1
4
7

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2019
(In thousands)

Description	Location(s)	Stated Interest Rate	Final Maturity Date (1)	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Restaurants - Casual Dining	AL, AR, AZ (3), GA, KS, KY, LA, MA, MD, MI, NC (2), NJ, OK, PA, SC (2), TN, TX (2), WV	9.84%	8/1/2020	Principal & Interest (3)	$—	$37,939	$23,675	$—
Restaurants - Quick Service	AZ (2), CA, FL (6), GA (3), MA, MD, MI (2), NC, VA (3)	10.47%	10/1/2020	Principal & Interest (4)	—	17,711	8,979	—

Total					$—	$55,650	$32,654	$—

(1)	Reflects current maturity of the investment and does not consider any options to extend beyond the current maturity

(2)	The aggregate tax basis of the mortgage loans outstanding on December 31, 201 9 was $31.7 million

(3)	Balloon payment of $21.5 million due at maturity .

(4)	Balloon payment of $7.2 million due at maturity .

1
4
8

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2019
(In thousands)

	2019	2018	2017
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$45,187	$74,612	$62,604
Additions during period
New mortgage loans	—	2,888	24,015
Deductions during period
Collections of principal (inclusive of loans receivable exchanged for real estate acquired)	(10,927)	(26,978)	(9,462)
Sales	—	—	—
Spin-Off to SMTA	—	(2,888)	—
Amortization of premium	(1,606)	(2,510)	(2,156)

Mortgage loans receivable December 31,	32,654	45,124	75,001

Mortgage loan loss provisions	—	63	(389)

	32,654	45,187	74,612

Equipment and other loans receivable	1,811	1,857	5,355
Provision for other loan loss	—	—	—

	1,811	1,857	5,355

Total loans receivable	$34,465	$47,044	$79,967

1
4
9

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

Date: February 25, 2020
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jackson Hsieh, Michael Hughes, Prakash J. Parag and Jay Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jackson Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020

/s/ Michael Hughes	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 25, 2020

/s/ Prakash J. Parag	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	February 25, 2020

/s/ Kevin M. Charlton	Director	February 25, 2020

/s/ Todd A. Dunn	Director	February 25, 2020

/s/ Richard I. Gilchrist	Director	February 25, 2020

/s/ Elizabeth Frank	Director	February 25, 2020

/s/ Diana Laing	Director	February 25, 2020

/s/ Sheli Z. Rosenberg	Director	February 25, 2020

/s/ Thomas D. Senkbeil	Director	February 25, 2020

/s/ Nicholas P. Shepherd	Director	February 25, 2020

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY, L.P.
(Registrant)

By:	Spirit Realty Capital, Inc., in its capacity as sole member of Spirit General Holdings, LLC, as sole general partner and on behalf of Spirit Realty, L.P.
By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)

Date: February 25, 2020
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jackson Hsieh, Michael Hughes, Prakash J. Parag and Jay Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc., in its capacity as sole member of Spirit General Holdings, LLC, as sole general partner and on behalf of Spirit Realty, L.P., to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jackson Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020

/s/ Michael Hughes	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 25, 2020

/s/ Prakash J. Parag	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	February 25, 2020

/s/ Kevin M. Charlton	Director	February 25, 2020

/s/ Todd A. Dunn	Director	February 25, 2019

/s/ Richard I. Gilchrist	Director	February 25, 2020

/s/ Elizabeth Frank	Director	February 25, 2020

/s/ Diana Laing	Director	February 25, 2020

/s/ Sheli Z. Rosenberg	Director	February 25, 2020

/s/ Thomas D. Senkbeil	Director	February 25, 2020

/s/ Nicholas P. Shepherd	Director	February 25, 2020

151