Form 10-Q
period 2020-03-31
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2020-05-05
CIK 1308606, 1703181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 102,939,952 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the three months ended March 31, 2020 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.

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

There are a few differences between our Company and Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand these differences in the context of how we operate as an interrelated, consolidated company. Our Company is a REIT, the only material assets of which are the partnership interests in our Operating Partnership. As a result, our Company does not conduct business itself, other than acting as the sole member of the general partner of our Operating Partnership, issuing equity from time to time and guaranteeing certain debt of our Operating Partnership. Our Operating Partnership holds substantially all the assets of our Company. Our Company issued convertible notes and guarantees some of the debt of our Operating Partnership, see Note 4 to the consolidated financial statements included herein for further discussion. Our Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from issuances of convertible notes and equity issuances by our Company, which are generally contributed to our Operating Partnership in exchange for partnership units of our Operating Partnership, our Operating Partnership generates the capital required by our Company’s business through our Operating Partnership’s operations or our Operating Partnership’s incurrence of indebtedness.

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

In order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that our Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, or the Exchange Act, and 18 U.S.C. §1350, this report also includes separate “Part 1―Financial Information, Item 4. Controls and Procedures” sections and separate Exhibit 31 and 32 certifications for each of our Company and our Operating Partnership.

GLOSSARY

2015 Credit Agreement

Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time, providing for an $800.0 million unsecured credit facility

2015 Term Loan Agreement

Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time, providing for a $420.0 million unsecured term loan facility

2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Facilities Agreements	2019 Revolving Credit and Term Loan Agreement and A-2 Term Loans
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 Term Loans	$300.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
2026 Senior Notes	$300.0 million aggregate principal amount of senior notes issued in August 2016
2027 Senior Notes	$300.0 million aggregate principal amount of senior notes issued in September 2019
2029 Senior Notes	$400.0 million aggregate principal amount of senior notes issued in June 2019
2030 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in September 2019
A-1 Term Loans	$420.0 million unsecured term loan facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
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
Asset Management Agreement

Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018, subsequently assigned by Spirit Realty, L.P. to Spirit Realty AM Corporation on April 1, 2019 and terminated effective as of September 20, 2019

ASU	Accounting Standards Update
ATM Program	At the Market equity distribution program, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
Contractual Rent

Represents monthly contractual cash rent and earned income from direct financing leases, excluding percentage rents, from our owned properties recognized during the final month of the reporting period, adjusted to exclude amounts received from properties sold during that period and adjusted to include a full month of contractual rent for properties acquired during that period. We use Contractual Rent when calculating certain metrics that are useful to evaluate portfolio credit, asset type, industry, and geographic diversity and to manage risk.

Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
EBITDAre

EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
Interim Management Agreement	Interim Management Agreement between Spirit Realty AM Corporation, a wholly-owned subsidiary of the Company, and Spirit MTA REIT dated June 2, 2019 and effective as of September 20, 2019
LIBOR	London Interbank Offered Rate
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014
Master Trust Notes	Master Trust 2013 and Master Trust 2014, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
NAREIT	National Association of Real Estate Investment Trusts
Occupancy	The number of economically yielding owned properties divided by total owned properties
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
Property Management and Servicing Agreement

Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real estate investment trust
S&P	S&P's Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Notes, 2027 Senior Notes, 2029 Senior Notes, and 2030 Senior Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
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

Unless otherwise indicated or unless the context requires otherwise, all references to the “registrant, the "Company," "Spirit Realty Capital," "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to the "Operating Partnership" refer to Spirit Realty, L.P. and its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Investments:
Real estate investments:
Land and improvements	$1,929,589	$1,910,287
Buildings and improvements	3,953,335	3,840,220
Total real estate investments	5,882,924	5,750,507
Less: accumulated depreciation	(736,394)	(717,097)
	5,146,530	5,033,410
Loans receivable, net	30,849	34,465
Intangible lease assets, net	381,398	385,079
Real estate assets under direct financing leases, net	7,300	14,465
Real estate assets held for sale, net	3,126	1,144
Net investments	5,569,203	5,468,563
Cash and cash equivalents	216,692	14,492
Deferred costs and other assets, net	123,674	124,006
Goodwill	225,600	225,600
Total assets	$6,135,169	$5,832,661

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$500,000	$116,500
Senior Unsecured Notes, net	1,484,473	1,484,066
Mortgages and notes payable, net	215,186	216,049
Convertible Notes, net	337,921	336,402
Total debt, net	2,537,580	2,153,017
Intangible lease liabilities, net	124,097	127,335
Accounts payable, accrued expenses and other liabilities	124,084	139,060
Total liabilities	2,785,761	2,419,412
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both March 31, 2020 and December 31, 2019	166,177	166,177
Common stock, $0.05 par value, 175,000,000 shares authorized: 102,942,162 and 102,476,152 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	5,147	5,124
Capital in excess of common stock par value	5,707,271	5,686,247
Accumulated deficit	(2,518,428)	(2,432,838)
Accumulated other comprehensive loss	(10,759)	(11,461)
Total stockholders’ equity	3,349,408	3,413,249
Total liabilities and stockholders’ equity	$6,135,169	$5,832,661

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$121,363	$104,067
Interest income on loans receivable	419	986
Earned income from direct financing leases	177	396
Related party fee income	250	6,927
Other income	511	217
Total revenues	122,720	112,593
Expenses:
General and administrative	13,490	13,181
Property costs (including reimbursable)	5,936	5,154
Deal pursuit costs	1,019	71
Interest	25,359	26,611
Depreciation and amortization	52,236	41,349
Impairments	40,774	3,692
Total expenses	138,814	90,058
Other income:
Gain on debt extinguishment	—	8,783
Gain on disposition of assets	388	8,730
Preferred dividend income from SMTA	—	3,750
Total other income	388	21,263
(Loss) income before income tax expense	(15,706)	43,798
Income tax expense	(141)	(220)
Net (loss) income	$(15,847)	$43,578
Dividends paid to preferred shareholders	(2,588)	(2,588)
Net (loss) income attributable to common stockholders	$(18,435)	$40,990

Net (loss) income per share attributable to common stockholders:
Basic	$(0.18)	$0.48
Diluted	$(0.18)	$0.48

Weighted average shares of common stock outstanding:
Basic	102,230,147	85,497,093
Diluted	102,230,147	85,504,897

Dividends declared per common share issued	$0.6250	$0.6250

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to common stockholders	$(18,435)	$40,990
Other comprehensive income (loss):
Net reclassification of amounts from (to) AOCL	702	(5,021)
Total comprehensive (loss) income	$(17,733)	$35,969

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Three Months Ended March 31, 2020	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2019	6,900,000	$166,177	102,476,152	$5,124	$5,686,247	$(2,432,838)	$(11,461)	$3,413,249
Net loss	—	—	—	—	—	(15,847)	—	(15,847)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders	—	—		—	—	(18,435)	—	(18,435)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(64,338)	—	(64,338)
Tax withholdings related to net stock settlements	—	—	(44,488)	(2)	—	(2,347)	—	(2,349)
Issuance of shares of common stock, net	—	—	362,481	18	17,580	—	—	17,598
Stock-based compensation, net	—	—	148,017	7	3,444	(470)	—	2,981
Balances, March 31, 2020	6,900,000	$166,177	102,942,162	$5,147	$5,707,271	$(2,518,428)	$(10,759)	$3,349,408

Three Months Ended March 31, 2019	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2018	6,900,000	$166,177	85,787,355	$4,289	$4,995,697	$(2,357,255)	$(7,159)	$2,801,749
Net income	—	—	—	—	—	43,578	—	43,578
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	40,990	—	40,990
Other comprehensive loss	—	—	—	—	—	—	(5,021)	(5,021)
Dividends declared on common stock	—	—	—	—	—	(54,254)	—	(54,254)
Tax withholdings related to net stock settlements	—	—	(17,800)	(1)	—	(703)	—	(704)
Issuance of shares of common stock, net	—	—	893,526	45	32,641	—	—	32,686
Other	—	—	—	—	(79)	—	—	(79)
Stock-based compensation, net	—	—	148,705	8	3,570	(309)	—	3,269
Balances, March 31, 2019	6,900,000	$166,177	86,811,786	$4,341	$5,031,829	$(2,371,531)	$(12,180)	$2,818,636

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net (loss) income	$(15,847)	$43,578
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,236	41,349
Impairments	40,774	3,692
Amortization of deferred financing costs	1,142	2,031
Amortization of debt discounts	1,224	2,706
Amortization of deferred losses on interest rate swaps	702	—
Stock-based compensation expense	3,451	3,578
Gain on debt extinguishment	—	(8,783)
Gain on dispositions of real estate and other assets	(388)	(8,730)
Non-cash revenue	(1,259)	(4,110)
Bad debt expense and other	233	799
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(136)	(700)
Accounts payable, accrued expenses and other liabilities	(14,954)	(4,057)
Net cash provided by operating activities	67,178	71,353
Investing activities
Acquisitions of real estate	(205,818)	(160,262)
Capitalized real estate expenditures	(7,810)	(19,612)
Collections of principal on loans receivable and real estate assets under direct financing leases	1,163	3,653
Proceeds from dispositions of real estate and other assets, net	16,800	34,848
Net cash used in investing activities	(195,665)	(141,373)
Financing activities
Borrowings under revolving credit facilities	759,000	372,700
Repayments under revolving credit facilities	(375,500)	(312,500)
Repayments under mortgages and notes payable	(1,017)	(2,906)
Borrowings under term loans	—	420,000
Repayments under term loans	—	(420,000)
Debt extinguishment costs	—	(1,009)
Deferred financing costs	—	(11,266)
Proceeds from issuance of common stock, net of offering costs	17,677	32,379
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(2,349)	(704)
Common stock dividends paid	(64,362)	(53,615)
Preferred stock dividends paid	(2,588)	(2,588)
Net cash provided by financing activities	330,861	20,491
Net increase (decrease) in cash, cash equivalents and restricted cash	202,374	(49,529)
Cash, cash equivalents and restricted cash, beginning of period	26,023	77,421
Cash, cash equivalents and restricted cash, end of period	$228,397	$27,892

Cash paid for interest	$29,145	$17,052
Cash paid for income taxes	$86	$262

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Three Months Ended March 31,
	2020	2019
Distributions declared and unpaid	$64,338	$54,254
Relief of debt through sale or foreclosure of real estate properties	—	10,368
Net real estate and other collateral assets sold or surrendered to lender	—	654
Cash flow hedge changes in fair value	—	5,021
Accrued interest capitalized to principal (1)	—	251
Accrued market-based award dividend rights	470	308
Accrued capitalized costs	1,015	1,142
Right-of-use lease assets	—	6,143
Lease liabilities	—	6,143
Reclass of residual value from direct financing lease to operating lease	6,831	—

(1)	Accrued and overdue interest on certain CMBS notes that were intentionally placed in default.

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Balance Sheets

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Investments:
Real estate investments:
Land and improvements	$1,929,589	$1,910,287
Buildings and improvements	3,953,335	3,840,220
Total real estate investments	5,882,924	5,750,507
Less: accumulated depreciation	(736,394)	(717,097)
	5,146,530	5,033,410
Loans receivable, net	30,849	34,465
Intangible lease assets, net	381,398	385,079
Real estate assets under direct financing leases, net	7,300	14,465
Real estate assets held for sale, net	3,126	1,144
Net investments	5,569,203	5,468,563
Cash and cash equivalents	216,692	14,492
Deferred costs and other assets, net	123,674	124,006
Goodwill	225,600	225,600
Total assets	$6,135,169	$5,832,661

Liabilities and partners' capital
Liabilities:
Revolving credit facilities	$500,000	$116,500
Senior Unsecured Notes, net	1,484,473	1,484,066
Mortgages and notes payable, net	215,186	216,049
Notes payable to Spirit Realty Capital, Inc., net	337,921	336,402
Total debt, net	2,537,580	2,153,017
Intangible lease liabilities, net	124,097	127,335
Accounts payable, accrued expenses and other liabilities	124,084	139,060
Total liabilities	2,785,761	2,419,412
Commitments and contingencies (see Note 6)
Partners' capital:
Partnership units
General partner's capital: 797,644 units issued and outstanding as of both March 31, 2020 and December 31, 2019	21,752	22,389
Limited partners' preferred capital: 6,900,000 units issued and outstanding as of both March 31, 2020 and December 31, 2019	166,177	166,177
Limited partners' capital: 102,144,518 and 101,678,508 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,161,479	3,224,683
Total partners' capital	3,349,408	3,413,249
Total liabilities and partners' capital	$6,135,169	$5,832,661

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Operations

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$121,363	$104,067
Interest income on loans receivable	419	986
Earned income from direct financing leases	177	396
Related party fee income	250	6,927
Other income	511	217
Total revenues	122,720	112,593
Expenses:
General and administrative	13,490	13,181
Property costs (including reimbursable)	5,936	5,154
Deal pursuit costs	1,019	71
Interest	25,359	26,611
Depreciation and amortization	52,236	41,349
Impairments	40,774	3,692
Total expenses	138,814	90,058
Other income:
Gain on debt extinguishment	—	8,783
Gain on disposition of assets	388	8,730
Preferred dividend income from SMTA	—	3,750
Total other income	388	21,263
(Loss) income before income tax expense	(15,706)	43,798
Income tax expense	(141)	(220)
Net (loss) income	$(15,847)	$43,578
Preferred distributions	(2,588)	(2,588)
Net (loss) income after preferred distributions	$(18,435)	$40,990

Net (loss) income attributable to the general partner	$(143)	$380
Net (loss) income attributable to the limited partners	$(15,704)	$43,198

Net (loss) income per partnership unit:
Basic	$(0.18)	$0.48
Diluted	$(0.18)	$0.48

Weighted average partnership units outstanding:
Basic	102,230,147	85,497,093
Diluted	102,230,147	85,504,897

Dividends declared per partnership unit issued	$0.6250	$0.6250

   See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income after preferred distributions	$(18,435)	$40,990
Other comprehensive income (loss):
Net reclassification of amounts from (to) AOCL	702	(5,021)
Total comprehensive (loss) income	$(17,733)	$35,969

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Partners' Capital

(In Thousands, Except Unit Data)

(Unaudited)

Three Months Ended March 31, 2020	Preferred Units		Common Units
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)		Total Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2019	6,900,000	$166,177	797,644	$22,389	101,678,508	$3,224,683	$3,413,249
Net loss	—	—	—	(143)	—	(15,704)	(15,847)
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net loss after preferred distributions		—		(143)		(18,292)	(18,435)
Other comprehensive income	—	—	—	5	—	697	702
Partnership distributions declared on common units	—	—	—	(499)	—	(63,839)	(64,338)
Tax withholdings related to net settlement of common units	—	—	—	—	(44,488)	(2,349)	(2,349)
Issuance of common units, net	—	—	—	—	362,481	17,598	17,598
Stock-based compensation, net	—	—	—	—	148,017	2,981	2,981
Balances, March 31, 2020	6,900,000	$166,177	797,644	$21,752	102,144,518	$3,161,479	$3,349,408

Three Months Ended March 31, 2019	Preferred Units		Common Units
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)		Total Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2018	6,900,000	$166,177	797,644	$23,061	84,989,711	$2,612,511	$2,801,749
Net income	—	—	—	380	—	43,198	43,578
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		380		40,610	40,990
Other comprehensive loss	—	—	—	(47)	—	(4,974)	(5,021)
Partnership distributions declared on common units	—	—	—	(504)	—	(53,750)	(54,254)
Tax withholdings related to net settlement of common units	—	—	—	—	(17,800)	(704)	(704)
Issuance of common units, net	—	—	—	—	893,526	32,686	32,686
Other	—	—	—	(1)	—	(78)	(79)
Stock-based compensation, net	—	—	—	—	148,705	3,269	3,269
Balances, March 31, 2019	6,900,000	$166,177	797,644	$22,889	86,014,142	$2,629,570	$2,818,636
(1)	Consists of limited partnership interests held by the Corporation and Spirit Notes Partner, LLC.
(2)	Consists of general partnership interests held by OP Holdings.

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net (loss) income	$(15,847)	$43,578
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,236	41,349
Impairments	40,774	3,692
Amortization of deferred financing costs	1,142	2,031
Amortization of debt discounts	1,224	2,706
Amortization of deferred losses on interest rate swaps	702	—
Stock-based compensation expense	3,451	3,578
Gain on debt extinguishment	—	(8,783)
Gain on dispositions of real estate and other assets	(388)	(8,730)
Non-cash revenue	(1,259)	(4,110)
Bad debt expense and other	233	799
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(136)	(700)
Accounts payable, accrued expenses and other liabilities	(14,954)	(4,057)
Net cash provided by operating activities	67,178	71,353
Investing activities
Acquisitions of real estate	(205,818)	(160,262)
Capitalized real estate expenditures	(7,810)	(19,612)
Collections of principal on loans receivable and real estate assets under direct financing leases	1,163	3,653
Proceeds from dispositions of real estate and other assets, net	16,800	34,848
Net cash used in investing activities	(195,665)	(141,373)
Financing activities
Borrowings under revolving credit facilities	759,000	372,700
Repayments under revolving credit facilities	(375,500)	(312,500)
Repayments under mortgages and notes payable	(1,017)	(2,906)
Borrowings under term loans	—	420,000
Repayments under term loans	—	(420,000)
Debt extinguishment costs	—	(1,009)
Deferred financing costs	—	(11,266)
Proceeds from issuance of partnership units, net of offering costs	17,677	32,379
Repurchase of partnership units, including tax withholdings related to net settlement of common units	(2,349)	(704)
Common distributions paid	(64,362)	(53,615)
Preferred distributions paid	(2,588)	(2,588)
Net cash provided by financing activities	330,861	20,491
Net increase (decrease) in cash, cash equivalents and restricted cash	202,374	(49,529)
Cash, cash equivalents and restricted cash, beginning of period	26,023	77,421
Cash, cash equivalents and restricted cash, end of period	$228,397	$27,892

Cash paid for interest	$29,145	$17,052
Cash paid for income taxes	$86	$262

SPIRIT REALTY, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Three Months Ended March 31,
	2020	2019
Distributions declared and unpaid	$64,338	$54,254
Relief of debt through sale or foreclosure of real estate properties	—	10,368
Net real estate and other collateral assets sold or surrendered to lender	—	654
Cash flow hedge changes in fair value	—	5,021
Accrued interest capitalized to principal (1)	—	251
Accrued market-based award dividend rights	470	308
Accrued capitalized costs	1,015	1,142
Right-of-use lease assets	—	6,143
Lease liabilities	—	6,143
Reclass of residual value from direct financing lease to operating lease	6,831	—

(1)	Accrued and overdue interest on certain CMBS notes that were intentionally placed in default.

See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements

March 31, 2020

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

The Company’s operations are generally carried out through Spirit Realty, L.P. (the "Operating Partnership") and its subsidiaries. Spirit General OP Holdings, LLC, one of the Corporation’s wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. The Corporation and a wholly-owned subsidiary (Spirit Notes Partner, LLC) are the only limited partners and together own the remaining 99% of the Operating Partnership.

On May 31, 2018, the Company completed the spin-off (the "Spin-Off") of the assets that collateralized Master Trust 2014, properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, Spirit MTA REIT ("SMTA"). The Company formed Spirit Realty AM Corporation (“SRAM”), a wholly-owned taxable REIT subsidiary. The rights and obligations of the Asset Management Agreement were transferred to SRAM on April 1, 2019, which was subsequently terminated and simultaneously replaced by the Interim Management Agreement between SRAM and SMTA, effective as of September 20, 2019. The Company allocates personnel and other general and administrative costs to SRAM for management services provided to SMTA.

NOTE 2. SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company and the Operating Partnership have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of March 31, 2020 and December 31, 2019, net assets totaling $0.35 billion and $0.38 billion, respectively, were held, and net liabilities totaling $0.22 and $0.23 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

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

Revenue Recognition

Rental Income: Cash and Straight-line Rent

The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. The Company does not include options to extend, terminate or purchase in its evaluation for lease classification purposes or for recognizing rental income unless the Company is reasonably certain the tenant will exercise the option.

Another component of lease classification that requires judgment is the residual value of the property at the end of the lease term. For acquisitions, the Company assumes a value that is equal to the tangible value of the property at the date of the assessment. For lease modifications, the Company generally uses sales comparables or a direct capitalization approach to determine fair value.

The Company’s leases generally provide for rent escalations throughout the term of the lease. For leases with fixed rent escalators, rental income is recognized on a straight-line basis to produce a constant periodic rent over the term of the lease. Accordingly, accrued rental revenue, calculated as the aggregate difference between the rental revenue recognized on a straight-line basis and scheduled rents, represents unbilled rent receivables that the Company will receive only if the tenants make all rent payments required through the expiration of the initial term of the leases.

For leases with contingent rent escalators, rental income typically increases at a multiple of any increase in the CPI over a specified period and may adjust over a one-year period or over multiple-year periods. Because of the volatility and uncertainty with respect to future changes in the CPI and the Company’s inability to determine the extent to which any specific future change in the CPI is probable at each rent adjustment date during the entire term of these leases, increases in rental revenue from leases with this type of escalator are recognized when the changes in the rental rates have occurred.

Some of the Company’s leases also provide for contingent rent based on a percentage of the tenant’s gross sales, which the Company recognizes as rental income when the change in the factor on which the contingent lease payment is based actually occurs.

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

Rental Income: Intangible Amortization

Initial direct costs associated with the origination of a lease are deferred and amortized over the related lease term as an adjustment to rental revenue. In-place lease intangibles are amortized on a straight-line basis over the remaining term of the related lease and included in depreciation and amortization expense. Above-market lease intangibles are amortized over the remaining term of the respective leases as a decrease in rental revenue, and below-market lease intangibles are amortized as an increase to rental revenue over the remaining term of the respective leases. The remaining term includes the initial term of the lease but may also include the renewal periods if the Company believes it is reasonably certain the tenant will exercise the renewal option. If the Company subsequently determines it is reasonably certain that the tenant will not exercise the renewal option, the unamortized portion of any related lease intangible is accelerated over the remaining initial term of the lease. If the Company believes the intangible balance is no longer recoverable, the unamortized portion of any related lease intangible is immediately recognized in impairments in the Company’s consolidated statements of operations.

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

	March 31, 2020	December 31, 2019	March 31, 2019
Cash and cash equivalents	$216,692	$14,492	$9,376
Restricted cash:
Collateral deposits (1)	381	347	401
Tenant improvements, repairs and leasing commissions (2)	11,324	10,877	9,539
Master Trust Release (3)	—	—	7,413
Other (4)	—	307	1,163
Total cash, cash equivalents and restricted cash	$228,397	$26,023	$27,892

(1) Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.

(2)	Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.
(3)

Proceeds from the sale of assets pledged as collateral under the Master Trust 2013 notes, which were held on deposit until a qualifying substitution was made or the funds were applied as prepayment of principal. The Master Trust 2013 notes were extinguished in June 2019.

(4)	Funds held in lender-controlled accounts released after scheduled debt service requirements are met.

Allowance for Doubtful Accounts

The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $1.8 million and $3.8 million at March 31, 2020 and December 31, 2019, respectively, against accounts receivable balances of $8.5 million and $11.4 million, respectively. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.

For receivable balances related to the straight-line method of reporting rental revenue, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company has a reserve for losses of $4.4 million and $0.4 million at March 31, 2020 and December 31, 2019, respectively, against straight-line rent receivables of $89.1 million and $84.0 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating the Step 2 requirement to calculate the implied fair value of goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of each reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU 2017-04 effective January 1, 2020. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. No impairment was recorded for the periods presented.

Income Taxes

The Corporation has elected to be taxed as a REIT under the Code. As a REIT, the Corporation generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of the Company’s assets, the amounts distributed to the Corporation’s stockholders and the ownership of Corporation stock. Management believes the Corporation has qualified and will continue to qualify as a REIT and, therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Even if the Corporation qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.

Taxable income earned by any of the Company's taxable REIT subsidiaries, including from non-REIT activities, is subject to federal, state and local taxes. The rights and obligations of the Asset Management Agreement were transferred to SRAM, a wholly-owned taxable REIT subsidiary of Spirit, on April 1, 2019, which was subsequently terminated and simultaneously replaced by the Interim Management Agreement between SRAM and SMTA, effective as of September 20, 2019. Accordingly, commencing from April 1, 2019, all asset management fees, including the termination fee income, were subject to income tax.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires more timely recognition of credit losses associated with financial assets. ASU 2016-13 requires financial assets (or a group of financial assets) measured at an amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and as such, the Company adopted ASU 2016-13 effective January 1, 2020. Per the subsequently issued ASU 2018-19, receivables arising from operating leases are not within the scope of ASU 2016-13. As such, the Company reviewed receivables within the scope of ASU 2016-13 totaling $40.3 million, which were comprised of loans receivable and real estate assets held under direct financing lease. The Company determined the key credit quality indicator was the credit rating of the borrower, coupled with remaining time to maturity. As a result, the adoption of the new guidance resulted in the recognition of a loss of $0.3 million on January 1, 2020, which is recorded in impairments on the accompanying consolidated statement of operations.

In April 2020, the FASB released a Staff Q&A regarding the accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB noted that the underlying premise in requiring a modified lease to be accounted for as if it were a new lease under ASC 842 is that the modified terms and conditions affect the economics of the lease for the remainder of the lease term. As such, the FASB staff clarified that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). The Company expects to make this election and account for rent deferrals by increasing the straight-line rent receivables as receivables accrue and continue to recognize income during the deferral period. Lease concessions other than rent deferrals will continue to be evaluated to determine if a substantive change to the consideration in the original contract lease contract has occurred and should be accounted for as a lease modification. Management will continue to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and will record a provision for losses against rental income for amounts that are not probable of collection.

NOTE 3. INVESTMENTS

Owned Properties

As of March 31, 2020, the Company's gross investment in owned real estate properties totaled approximately $6.3 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 48 states with Texas, at 11.4%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio.

During the three months ended March 31, 2020, the Company had the following real estate activity, net of accumulated depreciation and amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2019	1,750	2	1,752	$6,140,775	$1,223	$6,141,998
Acquisitions/improvements (1)	27	—	27	215,011	—	215,011
Dispositions of real estate (2)	(5)	(2)	(7)	(17,114)	(1,223)	(18,337)
Transfers to Held for Sale	(5)	5	—	(3,362)	3,362	—
Transfers from Held for Sale	—	—	—	—	—	—
Impairments (3)	—	—	—	(40,468)	—	(40,468)
Write-off of intangibles	—	—	—	(26,594)	—	(26,594)
Other	—	—	—	(1,330)	—	(1,330)
Gross balance, March 31, 2020	1,767	5	1,772	6,266,918	3,362	6,270,280
Accumulated depreciation and amortization				(855,787)	(236)	(856,023)
Net balance, March 31, 2020 (4)				$5,411,131	$3,126	$5,414,257

(1)

Includes investments of $7.6 million in revenue producing capitalized expenditures, as well as $1.6 million of non-revenue producing capitalized expenditures during the three months ended March 31, 2020.

(2)	For the three months ended March 31, 2020, the total gain on disposal of assets for properties held in use and held for sale was $0.6 million and $0.1 million, respectively.
(3)	Impairments on owned real estate is comprised of $40.2 million of real estate and intangible asset impairment and $0.3 million of allowance for credit losses on direct financing leases.
(4)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at March 31, 2020 is as follows:
Operating lease held in use land and buildings, net	$5,146,530
Intangible lease assets, net	381,398
Real estate assets under direct financing leases, net	7,300
Real estate assets held for sale, net	3,126
Intangible lease liabilities, net	(124,097)
Net balance	$5,414,257

Operating Leases

As of March 31, 2020 and December 31, 2019, the Company held 1,760 and 1,745 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Base cash rent	$116,546	$96,799
Variable cash rent (including reimbursables)	3,389	3,638
Straight-line rent, net of bad debt expense	1,094	2,907
Amortization of above- and below- market lease intangibles, net (1)	334	723
Total rental income	$121,363	$104,067
(1)

Excludes amortization of in-place leases of $8.8 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future contractual rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after April 1, 2020) at March 31, 2020 are as follows (in thousands):

March 31, 2020
Remainder of 2020	$354,330
2021	461,791
2022	444,470
2023	423,969
2024	399,829
Thereafter	3,037,487
Total future minimum rentals	$5,121,876

Because lease renewal periods are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	March 31, 2020	December 31, 2019
In-place leases	$454,363	$457,616
Above-market leases	97,296	95,002
Less: accumulated amortization	(170,261)	(167,539)
Intangible lease assets, net	$381,398	$385,079

Below-market leases	$174,965	$176,816
Less: accumulated amortization	(50,868)	(49,481)
Intangible lease liabilities, net	$124,097	$127,335

Direct Financing Leases

As of March 31, 2020, the Company held one property under a direct financing lease, which was held in use. As of March 31, 2020, this property had $4.0 million in scheduled minimum future payments to be received under the remaining non-cancellable terms of its lease. The Company evaluated the collectability of the amounts receivable under the direct financing lease, and recorded a reserve for uncollectible amounts totaling $0.3 million against the net investment balance of $7.6 million as of March 31, 2020, primarily as a result of the borrower’s credit rating being non-investment grade and the initial term extending until 2027.

Loans Receivable

As of March 31, 2020, the Company held two first-priority mortgage loans. The mortgage loans are secured by single-tenant commercial properties and have fixed interest rates over the term of the loans. There was one other note receivable as of March 31, 2020, which is secured by tenant assets and stock. As of March 31, 2020, these loans had an outstanding principal balance of $30.6 million and an unamortized premium balance of $0.5 million. The Company evaluated the collectability of the amounts receivable under the loans receivable and recorded an allowance for loan losses of $0.3 million against the carrying value of $31.1 million. The amount of the allowance was primarily driven by the borrowers’ having investment grade credit ratings and maturities in 2020.

Impairments and Allowance for Credit Losses

The following table summarizes total impairments and allowance for credit losses recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Real estate and intangible asset impairment	$40,164	$3,692
Allowance for credit losses on direct financing leases	304	—
Allowance for credit losses on loans receivable	306	—
Total impairment loss	$40,774	$3,692

NOTE 4. DEBT

The debt of the Company and the Operating Partnership are the same, except for the presentation of the Convertible Notes which were issued by the Company. Subsequently, an intercompany note between the Company and the Operating Partnership was executed with terms identical to those of the Convertible Notes. Therefore, in the consolidated balance sheet of the Operating Partnership, the amounts related to the Convertible Notes are reflected as notes payable to Spirit Realty Capital, Inc., net. The Company's debt is summarized below (dollars in thousands):

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	March 31, 2020	December 31, 2019
Revolving credit facilities	3.17%	2.26%	3.0	$500,000	$116,500
Senior Unsecured Notes	3.85%	3.73%	8.4	1,500,000	1,500,000
CMBS	5.81%	5.47%	3.6	217,320	218,338
Convertible Notes	5.63%	3.75%	1.1	345,000	345,000
Total debt	4.20%	3.59%	6.0	2,562,320	2,179,838
Debt discount, net				(8,047)	(9,272)
Deferred financing costs, net (4)				(16,693)	(17,549)
Total debt, net				$2,537,580	$2,153,017
(1)

The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the three months ended March 31, 2020 and based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of March 31, 2020.
(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of March 31, 2020.
(4)	The Company records deferred financing costs for its revolving credit facilities in deferred costs and other assets, net on its consolidated balance sheets.

Revolving Credit Facilities

On January 14, 2019, the Operating Partnership entered into the 2019 Revolving Credit and Term Loan Agreement, comprised of the 2019 Credit Facility and the A-1 Term Loans, which replaced the 2015 Credit Agreement and 2015 Term Loan Agreement, respectively. The 2019 Credit Facility is comprised of $800.0 million of aggregate revolving commitments and an accordion feature providing for an additional $400.0 million of revolving borrowing capacity, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has an initial maturity date of March 31, 2023 and includes two six-month extensions that can be exercised at the Company’s option. Borrowings may be repaid, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any.

As of March 31, 2020, the outstanding loans under the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum, in each case, based on the Operating Partnership's credit rating, which was upgraded to BBB by S&P in May 2019. Prior to the upgrade, the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incurred a facility fee of 0.25% per annum.

Deferred financing costs incurred in connection with entering into the 2019 Credit Facility are being amortized to interest expense over its remaining initial term. The unamortized deferred financing costs were $3.4 million as of March 31, 2020, compared to $3.7 million as of December 31, 2019, and are recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.

As of March 31, 2020, $300.0 million of borrowing capacity was available under the 2019 Credit Facility. No outstanding letters of credit existed under the agreement as of March 31, 2020. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of March 31, 2020, the Company and the Operating Partnership were in compliance with these financial covenants.

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Stated Interest Rate	March 31, 2020	December 31, 2019
2026 Senior Notes	September 15, 2026	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	3.20%	300,000	300,000
2029 Senior Notes	July 15, 2029	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	3.40%	500,000	500,000
Total Senior Unsecured Notes		3.73%	$1,500,000	$1,500,000

The Senior Unsecured Notes are payable on January 15 and July 15 of each year, except for the 2026 Senior Notes, which are payable on March 15 and September 15 of each year. The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium. If any of the Senior Unsecured Notes are redeemed three months or less (or two months or less in the case of the 2027 Senior Notes) prior to their respective maturity dates, the redemption price will not include a make-whole premium.

Deferred financing costs and offering discounts incurred in connection with the issuance the Senior Unsecured Notes are being amortized to interest expense over the lives of the respective Senior Unsecured Notes. As of March 31, 2020 and December 31, 2019, the unamortized deferred financing costs were $12.6 million and $12.9 million, respectively, and the unamortized discount was $2.9 million and $3.0 million, respectively. Both the deferred financing costs and offering discount are recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.

In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of March 31, 2020, the Company and the Operating Partnership were in compliance with these financial covenants.

CMBS

As of March 31, 2020, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under five fixed-rate non-recourse loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of March 31, 2020 for the loans ranged from 5.23% to 6.00%, with a weighted average stated rate of 5.47%. As of March 31, 2020, the loans were secured by 88 properties. As of March 31, 2020 and December 31, 2019, the unamortized deferred financing costs associated with the CMBS loans were $2.4 million and $2.6 million, respectively, and the unamortized net offering premium was $0.3 million as of both periods. Both the deferred financing costs and offering premium were recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.

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

The 2021 Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation’s common stock, or a combination thereof. The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding a current threshold of $0.73026 per share. As of March 31, 2020, the conversion rate was 17.4458 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the Spin-Off, in addition to the other regular dividends declared during the life of the Convertible Notes. Earlier conversion may be triggered if shares of the Corporation’s common stock trade higher than the established thresholds, if the 2021 Notes trade below established thresholds, or certain corporate events occur.

Offering discount and deferred financing costs incurred in connection with the issuance of the Convertible Notes are being amortized to interest expense over the term of the respective Convertible Notes and, as such, the amounts related to the

2019 Notes were fully amortized in May 2019. As of March 31, 2020 and December 31, 2019, the unamortized discount was $5.4 million and $6.5 million, respectively. As of March 31, 2020 and December 31, 2019, the unamortized deferred financing costs were $1.7 million and $2.1 million, respectively. These amounts are shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature was $55.1 million as of both March 31, 2020 and December 31, 2019 and is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

Debt Extinguishment

During the three months ended March 31, 2020, we did not extinguish any debt.

During the three months ended March 31, 2019, the Company extinguished a total of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property. The loan had a default interest rate of 9.85% and resulted in a gain on debt extinguishment of $9.5 million. Additionally, as a result of the termination of the 2015 Credit Agreement and the 2015 Term Loan Agreement, the Company recognized a loss on debt extinguishment of $0.7 million.

Debt Maturities

As of March 31, 2020, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2020	$3,082	$—	$3,082
2021	4,365	345,000	349,365
2022	4,617	—	4,617
2023	3,074	697,912	700,986
2024	590	—	590
Thereafter	3,610	1,500,070	1,503,680
Total	$19,338	$2,542,982	$2,562,320

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense – revolving credit facilities (1)	$2,056	$2,178
Interest expense – term loans	—	3,979
Interest expense – Senior Unsecured Notes	13,988	3,338
Interest expense – mortgages and notes payable	3,013	6,252
Interest expense – Convertible Notes (2)	3,234	6,127
Non-cash interest expense:
Amortization of deferred financing costs	1,142	2,031
Amortization of debt discount, net	1,224	2,706
Amortization of net losses related to interest rate swaps	702	—
Total interest expense	$25,359	$26,611

(1)	Includes facility fees of approximately $0.4 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.
(2)

Included in interest expense on the Operating Partnership's consolidated statements of operations are amounts paid to the Company by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.

NOTE 5. STOCKHOLDERS’ EQUITY AND PARTNERS' CAPITAL

Common Stock

During the three months ended March 31, 2020, portions of awards of restricted common stock and market-based share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 44.5 thousand shares of common stock valued at $2.3 million, solely to pay the associated statutory tax withholdings during the three months ended March 31, 2020.

In November 2016, the Board of Directors approved a $500 million ATM Program. The agreement provides for the offer and sale of shares of the Corporation’s common stock having an aggregate gross sales price of up to $500.0 million through the agents, as its sales agents or, if applicable, as forward sellers for forward purchasers, or directly to the agents acting as principals. The Company may sell shares in amounts and at times to be determined by the Company but has no obligation to sell any shares in the ATM program. Since inception of the ATM Program through March 31, 2020, 5.6 million shares of the Corporation’s common stock have been sold, of which 0.4 million were sold during the three months ended March 31, 2020 at a weighted average price per share of $49.30, generating $17.9 million in gross proceeds. 3.8 million of these sales were through forward sales agreements, of which 0.4 million were physically settled in shares during the three months ended March 31, 2020. There were no open forward sales agreements under the ATM Program as of March 31, 2020. Aggregate gross proceeds capacity of $246.3 million remained available under the program as of March 31, 2020.

Preferred Stock

As of March 31, 2020, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis).

Dividends Declared

For the three months ended March 31, 2020, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 27, 2020	$0.625	March 31, 2020	$64,338	April 15, 2020
Preferred Stock
February 27, 2020	$0.375	March 13, 2020	$2,588	March 31, 2020

The common stock dividend declared on February 27, 2020 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of March 31, 2020.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of both March 31, 2020 and December 31, 2019.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of March 31, 2020, no accruals have been made.

As of March 31, 2020, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of March 31, 2020, the Company had commitments totaling $20.4 million, of which $7.3 million relates to future acquisitions, with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. $18.9 million of these commitments are expected to be funded during fiscal year 2020, with the remainder to be funded by 2021.

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

The Company is also a lessee under five long-term, non-cancellable ground leases under which it is obligated to pay monthly rent as of March 31, 2020. For all five of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 7.3 years.

As of March 31, 2020, the Company had a right-of-use lease asset balance of $5.3 million and total operating lease liabilities of $7.2 million for these lessee contracts.

NOTE 7. DERIVATIVE AND HEDGING ACTIVITIES

The Company uses interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in AOCL and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Amounts will subsequently be reclassified to earnings when the hedged item affects earnings. The Company does not enter into derivative contracts for speculative or trading purposes and does not have derivative netting arrangements.

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

In December 2018, the Company entered into interest rate swap agreements. In the three months ended September 30, 2019, the Company terminated its interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a proportion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and will be amortized over the remaining initial term of the interest rate swaps, which ends March 31, 2024. As of March 31, 2020, the unamortized portion of loss in AOCL related to terminated interest rate swaps was $10.8 million.

The following table provides information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately, for the three months ended March 31, 2020 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Gross amount of loss recognized in AOCL on derivatives	$—	$(5,229)
Amount of loss reclassified from AOCL to termination of interest rate swaps	—	208
Amount of loss reclassified from AOCL to interest (1)	702	—
Net reclassification of amounts from (to) AOCL	$702	$(5,021)
(1)	Interest expense for the three months ended March 31, 2020 was $25.4 million.

During the next 12 months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt.

NOTE 8. FAIR VALUE MEASUREMENTS

Nonrecurring Fair Value Measurements

Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. Real estate assets and their related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant or non-operating, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. The fair values of impaired real estate and intangible assets were determined by using the following information, depending on availability, in order of preference: signed purchase and sale agreements (“PSA”) or letters of intent (“LOI”); broker opinions of value (“BOV”); recently quoted bid or ask prices, or market prices for comparable properties; estimates of discounted cash flows, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, expenses based upon market conditions and capitalization rates; and expectations for the use of the real estate. Based on these inputs, the Company determined that its valuation of the impaired real estate and intangible assets falls within Level 3 of the fair value hierarchy. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of their respective measurement dates (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at March 31, 2020
Impaired at March 31, 2020	$54,688	$—	$—	$54,688

Assets held at December 31, 2019
Impaired at June 30, 2019	$1,893	$—	$—	$1,893
Impaired at September 30, 2019	$1,093	$—	$—	$1,093
Impaired at December 31, 2019	$11,594	$—	$—	$11,594

As of March 31, 2020, the Company held 22 properties that were impaired during 2020. As of December 31, 2019, the Company held 16 properties that were impaired during 2019. For one of the properties held at March 31, 2020, the Company estimated fair value using a capitalization rate of 10.06% based on comparative capitalization rates from market comparables. For one of the properties held at December 31, 2019, the Company estimated fair value using a capitalization rate of 9.62% based on comparative capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs and, for the properties valued using comparable properties at March 31, 2020, the price per square foot includes a discount of 0-10% to account for the market impact of COVID-19. The unobservable inputs are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
March 31, 2020
Comparable Properties	Retail	14	$4.35 - $740.74	$47.89	533,803
PSA, LOI or BOV	Retail	5	$2.50 - $222.02	$33.27	338,484
PSA, LOI or BOV	Industrial	1	$13.79	$13.79	35,551
PSA, LOI or BOV	Office	1	$96.39	$96.39	4,310

December 31, 2019
Comparable Properties	Retail	4	$34.45 - $740.74	$104.84	35,885
PSA, LOI or BOV	Retail	10	$24.78 - $323.00	$50.71	165,773
PSA, LOI or BOV	Office	1	$99.37	$99.37	4,310

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

In addition, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at March 31, 2020 and December 31, 2019. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities. The estimated fair values of these financial instruments have been derived either based on (i) market quotes for identical or similar instruments in markets that are not active or (ii) discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$30,849	$31,586	$34,465	$35,279
Revolving credit facilities	500,000	514,004	116,500	119,802
Senior Unsecured Notes, net (1)	1,484,473	1,383,947	1,484,066	1,543,919
Mortgages and notes payable, net (1)	215,186	230,834	216,049	235,253
Convertible Notes, net (1)	337,921	326,267	336,402	356,602

(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN

Restricted Shares of Common Stock

During the three months ended March 31, 2020, the Company granted 116 thousand restricted shares under the Amended Incentive Award Plan to certain executive officers and employees. The Company recorded $5.7 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period. As of March 31, 2020, there were approximately 334 thousand unvested restricted shares outstanding.

Market-Based Awards

During the three months ended March 31, 2020, the Board of Directors, or committee thereof, approved target grants of 88 thousand market-based awards to executive officers of the Company. The performance period of these grants runs primarily through December 31, 2022. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 300%. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation were expected volatility of the Company of 25.2% and expected volatility of the Company's peers, ranging from 18.1% to 27.3%, with an average volatility of 21.7% and a risk-free interest rate of 1.07%. The fair value of the market-based award per share was $67.30 as of the grant date. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years.

Approximately $2.8 million and $2.7 million in dividend rights have been accrued as of March 31, 2020 and December 31, 2019, respectively. For outstanding non-vested awards at March 31, 2020, 0.4 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

For the three months ended March 31, 2020 and 2019, the Company recognized $3.5 million and $3.6 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2020, the remaining unamortized stock-based compensation expense totaled $20.6 million, comprised of $10.3 million related to both restricted stock awards and market-based awards. As of December 31, 2019, the unamortized stock-based compensation expense totaled $12.6 million, comprised of $6.6 million related to restricted stock awards and $6.0 million related to market-based awards. Amortization is recognized on a straight-line basis over the service period of each applicable award.

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

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share and unit computed using the two-class method (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Basic and diluted (loss) income:
(Loss) income from continuing operations	$(15,847)	$43,578
Less: dividends paid to preferred stockholders	(2,588)	(2,588)
Less: dividends attributable to unvested restricted stock	(207)	(272)
Net (loss) income attributable to common stockholders used in basic and diluted (loss) income per share	$(18,642)	$40,718

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	102,551,315	85,916,656
Less: unvested weighted average shares of restricted stock	(321,168)	(419,563)
Basic weighted average shares of common stock outstanding	102,230,147	85,497,093
Net (loss) income per share attributable to common stockholders - basic	$(0.18)	$0.48

Diluted weighted average shares of common stock outstanding: (1)
Plus: unvested market-based awards	—	7,804
Diluted weighted average shares of common stock outstanding	102,230,147	85,504,897
Net (loss) income per share attributable to common stockholders - diluted	$(0.18)	$0.48

Potentially dilutive shares of common stock
Unvested shares of restricted stock, less shares assumed repurchased at market	133,839	132,744
Unvested shares of market-based awards	377,449	—

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

The Corporation intends to satisfy its exchange obligation for the principal amount of the 2021 Convertible Notes to the note holders entirely in cash; therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three months ended March 31, 2020 and 2019, the Corporation’s average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread of the 2021 Convertible Notes.

Note 11. Related Party Transactions and Arrangements

Continuing Involvement

Subsequent to the Spin-Off, the Company has had continuing involvement with SMTA through related party agreements. The Company had cash inflows from SMTA of $0.3 million and cash outflows to SMTA of $4 thousand for the three months ended March 31, 2020. The Company had cash inflows from SMTA of $11.0 million and cash outflows to SMTA of $18.9 million for the three months ended March 31, 2019.

Cost Sharing Arrangements

In conjunction with the Spin-Off, the Company and SMTA entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and SMTA after the Spin-Off, by which Spirit may incur certain expenses on behalf of SMTA that must be reimbursed in a timely manner. These agreements, except for the Tax Matters Agreement, were terminated in conjunction with the termination of the Asset Management Agreement. In conjunction with these arrangements, the Company had an accrued receivable balance of $0.3 million and no accrued payable balance as of March 31, 2020. As of December 31, 2019, the Company did not have material accrued receivable or payable balances in conjunction with these arrangements.

Asset Management Agreement and Interim Management Agreement

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Operating Partnership provided various management services to SMTA. On June 2, 2019, concurrently with SMTA’s entry into an agreement to sell Master Trust 2014, the Company entered into a termination agreement of the Asset Management Agreement, which became effective on September 20, 2019. On June 2, 2019, the Company and SMTA also entered into an Interim Management Agreement, which became effective on September 20, 2019, and which provides that the Company is entitled to an annual management fee of $1 million for the initial one-year term thereof and $4 million per annum for any renewal term, in each case plus certain cost reimbursements. The Interim Management Agreement is terminable at any time by SMTA and may be terminated at any time upon 180 days’ prior written notice by the Company, in each case without payment of a termination fee. On March 18, 2020, the Company notified SMTA of its intention to terminate the Interim Asset Management Agreement effective as of September 14, 2020.  Management fees of $0.3 million and $5.0 million were earned during the three months ended March 31, 2020 and 2019, and are included in related party fee income in the consolidated statements of operations. As of both March 31, 2020 and December 31, 2019, the Company did not have material accrued receivable balances related to the Interim Management Agreement.

Property Management and Servicing Agreement

Prior to September 20, 2019, the Operating Partnership provided property management services and special services for Master Trust 2014. The property management fees accrued daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrued daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. Property management fees of $1.5 million and special servicing fees of $0.4 million were earned during the three months ended March 31, 2019. These fees are included in related party fee income in the consolidated statements of operations. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the notes were retired and the Property Management and Servicing Agreement was terminated.

Note 12. Subsequent Events

2020 Term Loan

On April 2, 2020, the Operating Partnership entered into an unsecured term loan agreement (the “2020 Term Loan Agreement”). The Term Loan Agreement provides for $200 million of term loans with a maturity date of April 2, 2022 and an accordion feature to increase the available term loans up to an aggregate of $400 million, subject to obtaining lender commitments and the satisfaction of certain customary conditions. On April 10, 2020, the Operating Partnership partially exercised the accordion feature to borrow an additional $100 million of term loans. Amounts outstanding under the 2020 Term Loans bear interest at LIBOR plus an applicable margin of 1.5% per annum. In addition, if any loans are outstanding after April 2, 2021, the Operating Partnership will be required to pay a one-time fee in an amount equal to 0.20% of the outstanding principal amount of loans. The proceeds from the 2020 Term Loans were used to reduce the amounts drawn under the 2019 Credit Facility.

Impact of COVID-19

Due to the onset of the COVID-19 pandemic later in the first quarter of 2020, certain of our tenants, especially those in industries considered “non-essential” under varying state “shelter-in-place” and “stay-at-home” orders and other restrictions on types of business that may continue to operate, may experience challenges or even closures. As such, we anticipate there to be an impact on their financial condition, results of operations, liquidity, ability to pay rent and creditworthiness. That impact may directly result in a reduction in our rental income and/or an increase in our property costs and impairments, as well as indirectly result in an increase in our general and administrative expenses, as we experience higher collectability issues and incur costs to negotiate rent deferrals, lease restructures, and/or lease terminations, as we deem appropriate on a case-by-case basis. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period.

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

•	the impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants;
•	our ability to manage our expanded operations;
•	our ability and willingness to maintain our qualification as a REIT;
•	our ability to manage and liquidate the remaining SMTA assets;
•	the impact on our business and those of our tenants from epidemics, pandemics or other outbreaks of illness, disease or virus (such as the strain of coronavirus known as COVID-19); and
•

other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters.

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K and this report and subsequent filings with the SEC. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

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

As of March 31, 2020, our owned real estate represented investments in 1,772 properties. Our properties are leased to 298 tenants across 48 states and 28 retail industries. As of March 31, 2020, our owned properties were approximately 99.4% occupied (based on the number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans primarily secured by 43 real estate properties or other related assets.

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

On May 31, 2018, we completed a Spin-Off of all our interests in the assets that collateralized Master Trust 2014, our properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA. In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA, pursuant to which the Company acted as external asset manager for SMTA for an annual management fee of $20.0 million. In September 2019, SMTA sold the assets held in Master Trust 2014 and approved a plan of liquidation. The Asset Management Agreement was terminated, and the Interim Management Agreement with SMTA became effective. Pursuant to the Interim Management Agreement, we are entitled to receive $1 million during the initial one-year term and $4 million for any renewal one-year term, plus certain cost reimbursements, to manage and liquidate the remaining SMTA assets. On March 18, 2020, we provided notification that we intend to terminate the Interim Management Agreement, effective as of September 14, 2020.

Due to the onset of the COVID-19 pandemic later in the first quarter of 2020, there was little impact on our first quarter 2020 results. However, as certain of our tenants, especially those in industries considered “non-essential” under varying state “shelter-in-place” and “stay-at-home” orders and other restrictions on types of business that may continue to operate, experience challenges or even closures, we anticipate there to be an impact on their financial condition, results of operations, liquidity, ability to pay rent and creditworthiness. That impact may directly result in a reduction in our rental income and/or an increase in our property costs and impairments, as well as indirectly result in an increase in our general and administrative expenses, as we experience higher collectability issues and incur costs to negotiate rent deferrals, lease restructures and/or lease terminations, as we deem appropriate on a case-by-case basis. As of the date of this report, our discussions with tenants requesting rent deferrals (and other forms of relief) have been substantially focused on industries that are directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly health and fitness, movie theaters, quick service and casual dining restaurants, entertainment, car washes, dealerships, home décor, home furnishings, department stores and education. These and other industries may be further impacted in the future depending on various factors, including the duration of the COVID-19 pandemic and restrictions intended to prevent its spread, and even after certain of such restrictions are lifted or reduced, the willingness of customers to visit our tenants’ businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. We are not able to predict the duration of such customer behavior.

As of May 1, 2020, we have collected approximately 70% of April 2020 Contractual Rent of $39.3 million, including from nine of our top 10 tenants and 17 of our top 20 tenants. In addition, as of that date, we have granted rent deferral requests for tenants representing approximately 27% of our April 2020 Contractual Rent. Such rent deferrals generally defer rent payments from 30 to 90 days and require the tenant to repay the deferred rent within 12 months. Of the tenants who we have granted rent deferrals, 25% are public companies, and the weighted average remaining lease term of leases for such tenants is 12.1 years. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. Refer to “Part II—Other Information, Item 1A. Risk Factors” for additional information about the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019. We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

	Three Months Ended March 31,
(In Thousands)	2020	2019	Change	% Change
Revenues:
Rental income	$121,363	$104,067	$17,296	16.6%
Interest income on loans receivable	419	986	(567)	(57.5)%
Earned income from direct financing leases	177	396	(219)	(55.3)%
Related party fee income	250	6,927	(6,677)	(96.4)%
Other income	511	217	294	NM
Total revenues	122,720	112,593	10,127	9.0%
Expenses:
General and administrative	13,490	13,181	309	2.3%
Property costs (including reimbursable)	5,936	5,154	782	15.2%
Deal pursuit costs	1,019	71	948	NM
Interest	25,359	26,611	(1,252)	(4.7)%
Depreciation and amortization	52,236	41,349	10,887	26.3%
Impairments	40,774	3,692	37,082	NM
Total expenses	138,814	90,058	48,756	54.1%
Other income:
Gain on debt extinguishment	—	8,783	(8,783)	(100.0)%
Gain on disposition of assets	388	8,730	(8,342)	(95.6)%
Preferred dividend income from SMTA	—	3,750	(3,750)	(100.0)%
Total other income	388	21,263	(20,875)	(98.2)%
(Loss) income before income tax expense	(15,706)	43,798	(59,504)	NM
Income tax expense	(141)	(220)	79	(35.9)%
Net (loss) income	$(15,847)	$43,578	$(59,425)	NM

NM - Percentages over 100% are not displayed.

REVENUES

Rental income

We were a net acquirer of income producing real estate over the trailing twelve-month period, resulting in an increase in our base cash rents between periods of 21.4%. Included in continuing operations for the trailing twelve months ended March 31, 2020 were acquisitions of 339 properties, with a Real Estate Investment Value of $1.34 billion, and dispositions of 44 properties, with a Real Estate Investment Value of $225.7 million.

Also included in rental income are tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income was $3.1 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively, and is driven by the tenant reimbursable property costs described below. These amounts represent approximately 2.6% and 3.3% of rental income for the three months ended March 31, 2020 and 2019, respectively.

Non-cash rental income consists of straight-line rental revenue, amortization of above- and below-market lease intangibles and bad debt expense. Non-cash rental income, net of bad debt expense, for the three months ended March 31, 2020 was $1.4 million, compared to $3.6 million for the three months ended March 31, 2019. The decrease in non-cash rental income was primarily driven by a write-off of straight-line rent due to a lease modification. These amounts represent approximately 1.2% and 3.5% of total rental income for the three months ended March 31, 2020 and 2019, respectively.

Related party fee income

In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provided a management team responsible for implementing SMTA ’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $5.0 million of revenues during the three months ended March 31, 2019. This agreement was terminated in conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019. We entered into an Interim Management Agreement for an initial annual fee of $1.0 million, under which we agreed to manage and liquidate the remaining SMTA assets. Under this agreement, we recognized $0.3 million of revenues for the three months ended March 31, 2020. On March 18, 2020, we provided notification to SMTA that we intend to terminate the Interim Management Agreement, effective as of September 14, 2020.

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

EXPENSES

General and administrative

Period-over-period general and administrative expenses increased, driven by an increase in professional fees of $0.6 million, primarily as a result of increased legal and consulting fees. This increase was partially offset by a decrease in compensation expenses of $0.4 million period-over-period.

Property costs (including reimbursable)

For the three months ended March 31, 2020, property costs were $5.9 million (including $3.6 million of tenant reimbursable expenses) compared to $5.2 million (including $4.1 million of tenant reimbursable expenses) for the same period in 2019. As such, reimbursable property costs decreased period-over-period, primarily due to less snow removal expenses and less reimbursable property taxes. The increase in non-reimbursable costs of $1.2 million was driven primarily by an increase in non-reimbursable property taxes as a result of an increase in tenant credit issues.

Interest

The decrease in interest expense was driven by the following:

•	the extinguishment of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan in the first quarter of 2019, which had a default interest rate of 9.85%,
•	the maturity and repayment of the $402.5 million aggregate principal amount of 2.875% Convertible 2019 Notes on May 15, 2019,
•	the early repayment of the Master Trust 2013 notes on June 20, 2019, and
•	the repayment and termination of the A-1 Term Loans and A-2 Term Loans on September 16, 2019.

The decrease was partially offset by increased interest expenses due to the issuance of the 2027 Senior Notes, 2029 Senior Notes and 2030 Senior Notes during 2019.

The following table summarizes our interest expense on related borrowings:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Interest expense – revolving credit facilities (1)	$2,056	$2,178
Interest expense – term loans	—	3,979
Interest expense – Senior Unsecured Notes	13,988	3,338
Interest expense – mortgages and notes payable	3,013	6,252
Interest expense – Convertible Notes	3,234	6,127
Non-cash interest expense	3,068	4,737
Total interest expense	$25,359	$26,611
(1)	Includes facility fees of approximately $0.4 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Depreciation and amortization

While we were a net acquirer during the trailing twelve-month period of $1.11 billion of Real Estate Investment Value, depreciation and amortization increased to a lesser degree period-over-period as a result of timing of the acquisition/disposition activity, with about half of both the acquisitions and dispositions closings occurred in the last six months. The following table summarizes our depreciation and amortization expense:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Depreciation of real estate assets	$43,276	$34,469
Amortization of lease intangibles	8,815	6,738
Other depreciation	145	142
Total depreciation and amortization	$52,236	$41,349

Impairments

During the three months ended March 31, 2020, we recorded impairment losses of $40.8 million. $39.9 million of impairment was recorded on 18 underperforming properties held for use. $0.3 million was recorded on four Vacant properties held for use. Only two of the impaired properties had impairment triggers directly caused by the impacts of the COVID-19 pandemic. However, our evaluation of fair value as of March 31, 2020 for all properties tested for impairment was impacted by the overall downturn in markets as a result of the COVID-19 pandemic, resulting in increased impairment charges during the three months ended March 31, 2020. Additionally, we recorded allowances for credit losses of $0.3 million on our direct financing lease and $0.3 million on our two loans receivable.

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

Gain on debt extinguishment

During the three months ended March 31, 2020, we did not extinguish any debt. During the three months ended March 31, 2019, we extinguished $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property, resulting in a gain on debt extinguishment of $9.5 million. This was partially offset by a loss on debt extinguishment of $0.7 million as a result of the termination of the 2015 Credit Agreement and 2015 Term Loan Agreement in conjunction with entering into the 2019 Revolving Credit and Term Loan Agreement.

Gain on disposition of assets

During the three months ended March 31, 2020, we disposed of seven properties, resulting in net gains totaling $0.7 million. There were $0.7 million in net gains on the sale of three Vacant properties and minimal net gains on the sale of four active properties. These gains were partially offset by a $0.2 million loss recorded on the sale of a notes receivable and $0.2 million in other net losses.

For the same period in 2019, we disposed of seven properties and recorded net gains totaling $8.7 million. There were $8.8 million in net gains on the sale of four active properties, partially offset by $0.1 million in other net losses. One property was returned to the lender in conjunction with CMBS debt extinguishment, which did not result in a gain or loss on disposition.

Preferred dividend income from SMTA

As part of the Spin-Off, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the three months ended March 31, 2019, we recognized preferred dividend income of $3.8 million from these shares. In September 2019, in conjunction with SMTA’s sale of Master Trust 2014, SMTA repurchased the preferred shares at their aggregate liquidation preference.

Property Portfolio Information

1,772	99.4%	48	298	28
Owned Properties	Occupancy	States	Tenants	Retail Industries

Diversification By Tenant

Tenant concentration represents the tenant's contribution to Contractual Rent of our owned real estate properties as of March 31, 2020:

Tenant (1)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Cajun Global LLC	167	240	2.8%
The Home Depot, Inc.	7	848	2.4%
Walgreen Co.	36	517	2.3%
Alimentation Couche-Tard, Inc.	77	232	2.3%
GPM Investments, LLC	113	306	2.1%
At Home Group Inc.	12	1,487	2.1%
Dollar Tree, Inc.	106	927	2.0%
CVS Caremark Corporation	34	422	1.9%
Life Time Fitness, Inc	5	588	1.9%
Party City Holdings Inc.	3	1,090	1.7%
Other	1,201	29,103	78.5%
Vacant	11	379	—
Total	1,772	36,139	100.0%

(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.

Lease Expirations

The following table sets forth a summary schedule of expiration dates for leases in place as of March 31, 2020. As of March 31, 2020, the weighted average remaining non-cancelable initial term of our leases (based on Contractual Rent) was 10.0 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	Contractual Rent Annualized (in thousands) (1)	Total Square Feet (in thousands)	Percent of Contractual Rent
Remainder of 2020	18	$6,835	661	1.4%
2021	75	22,203	1,933	4.7%
2022	46	18,324	1,671	3.8%
2023	116	34,414	3,079	7.2%
2024	51	20,797	1,829	4.4%
2025	43	15,516	1,216	3.3%
2026	92	29,914	2,155	6.3%
2027	125	37,234	2,473	7.8%
2028	108	31,712	1,919	6.7%
2029	323	42,081	2,752	8.8%
Thereafter	764	217,329	16,072	45.6%
Vacant	11	—	379	—
Total owned properties	1,772	$476,359	36,139	100.0%

(1) Contractual Rent for the month ended March 31, 2020 for properties owned at March 31, 2020, multiplied by twelve.

Diversification By Asset Type and Tenant Industry

Asset type and tenant industry concentration represents the type of asset’s contribution to Contractual Rent of our owned real estate properties and, for retail asset types, the tenant industry's contribution to Contractual Rent of our owned properties as of March 31, 2020:

Asset Type	Tenant Industry	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Retail		1,662	25,243	81.2%
	Convenience Stores	333	1,050	8.3%
	Health and Fitness	45	2,308	7.2%
	Movie Theaters	37	1,953	6.9%
	Restaurants - Quick Service	367	800	6.9%
	Restaurants - Casual Dining	136	967	6.2%
	Drug Stores / Pharmacies	80	1,034	4.9%
	Grocery	39	1,792	3.7%
	Entertainment	24	1,022	3.5%
	Car Washes	65	308	3.4%
	Dealerships	24	796	3.1%
	Home Improvement	15	1,605	3.1%
	Dollar Stores	162	1,481	3.1%
	Home Décor	15	2,049	2.6%
	Specialty Retail	53	1,142	2.5%
	Warehouse Club and Supercenters	12	1,319	2.4%
	Automotive Service	70	592	2.3%
	Department Stores	14	1,281	2.0%
	Home Furnishings	18	865	1.9%
	Sporting Goods	14	739	1.7%
	Education	36	427	1.7%
	Automotive Parts	55	388	1.2%
	Office Supplies	16	351	0.8%
	Other	8	251	0.6%
	Medical Office	5	65	0.5%
	Pet Supplies & Service	4	133	0.4%
	Apparel	5	150	0.3%
	Vacant	10	375	0.0%
Industrial		67	8,881	11.2%
Office and Other		43	2,015	7.6%
	Total	1,772	36,139	100.0%

Diversification By Geography

Geographic concentration represents the geographic region's contribution to Contractual Rent of our owned real estate properties as of March 31, 2020:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of Contractual Rent
Texas	258	4,167	11.3%	Louisiana	23	368	1.3%
Florida	121	2,132	7.6%	Utah	18	333	1.3%
Georgia	123	1,985	6.5%	Pennsylvania	20	488	1.2%
Ohio	86	2,396	5.4%	Alaska	9	319	1.1%
California	24	1,236	4.7%	New Hampshire	16	640	1.1%
Tennessee	105	1,798	4.2%	Idaho	16	273	1.0%
Illinois	50	1,258	4.0%	Kansas	18	345	0.8%
Michigan	85	1,511	3.8%	Connecticut	5	686	0.8%
New York	30	1,895	3.6%	Wisconsin	10	391	0.7%
Arizona	46	834	3.0%	Iowa	12	194	0.6%
South Carolina	42	677	2.8%	Washington	8	185	0.6%
Missouri	65	966	2.7%	Maine	26	76	0.5%
North Carolina	57	1,138	2.6%	Oregon	4	144	0.4%
Virginia	44	1,335	2.6%	West Virginia	13	202	0.4%
Alabama	93	618	2.5%	Nebraska	9	221	0.4%
Maryland	9	714	2.5%	Montana	3	152	0.4%
Minnesota	25	936	2.3%	Massachusetts	2	130	0.4%
Colorado	25	978	2.3%	North Dakota	3	105	0.3%
Indiana	40	830	2.2%	Rhode Island	3	95	0.3%
New Mexico	28	583	1.7%	Wyoming	1	35	0.1%
Oklahoma	51	448	1.6%	U.S. V.I.	1	38	0.1%
Mississippi	50	421	1.6%	South Dakota	1	20	0.1%
Kentucky	37	482	1.6%	Delaware	1	5	0.1%
Arkansas	42	637	1.5%	Vermont	1	2	*
New Jersey	13	717	1.4%
*	Less than 0.1%

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

As of March 31, 2020, 5.6 million shares of our common stock have been sold under the ATM Program. 3.8 million of the sales were sold by forward purchasers through agents under the ATM Program and pursuant to forward sales agreements. The forward sale price that we received upon physical settlement of the agreements was subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. 0.4 million of the shares were sold during the three months ended March 31, 2020, all under forward sales agreements, for net proceeds of $17.6 million, after giving effect to sales agent commissions and other issuance fees of $0.3 million. As of March 31, 2020, we had physically settled our obligations under our existing forward sales agreements and there were no open forward sales agreements. As of March 31, 2020, and we had remaining capacity to sell common stock having an aggregate gross sales price of up to $246.3 million under the ATM Program.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our ATM program. As of March 31, 2020, available liquidity was comprised of $216.7 million in cash and cash equivalents, $300 million of borrowing capacity under the 2019 Credit Facility and $11.7 million in restricted cash and restricted cash equivalents. We also have remaining capacity to sell common stock having an aggregate gross sales price of up to $246.3 million under our ATM Program as of March 31, 2020. We believe that this available liquidity makes us well positioned to navigate any macroeconomic uncertainty resulting from the COVID-19 pandemic restrictions intended to prevent its spread.

LONG-TERM LIQUIDITY AND CAPITAL RESOURCES

We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, by obtaining asset level financing and by issuing fixed-rate secured or unsecured notes and bonds. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock. We continually evaluate financing alternatives and believe that we can obtain financing on reasonable terms. However, we cannot be sure that we will have access to the capital markets at times and on terms that are acceptable to us. Refer to “Part II—Other Information, Item 1A. Risk Factors” for additional information about the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders. We expect that our primary uses of capital will be for property and other asset acquisitions, the payment of tenant improvements, operating expenses, debt service payments and distributions to our stockholders.

DESCRIPTION OF CERTAIN DEBT

The following descriptions of debt should be read in conjunction with Note 4 to the consolidated financial statements herein.

2019 Credit Facility

As of March 31, 2020, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. As of March 31, 2020, $500.0 million of the available gross commitment was drawn. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the 2019 Facilities Agreements). As of March 31, 2020, there were no subsidiaries that met this requirement.

As of March 31, 2020, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 0.90% and a ratings-based facility fee in the amount of 0.20% per annum. As of March 31, 2020, there were no letters of credit outstanding.

Senior Unsecured Notes

As of March 31, 2020, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Stated Interest Rate	March 31, 2020
2026 Senior Notes	September 15, 2026	4.45%	$300,000
2027 Senior Notes	January 15, 2027	3.20%	$300,000
2029 Senior Notes	July 15, 2029	4.00%	$400,000
2030 Senior Notes	January 15, 2030	3.40%	$500,000
Total Senior Unsecured Notes		3.73%	$1,500,000

The Senior Unsecured Notes are payable on January 15 and July 15 of each year, except for the 2026 Senior Notes, which are payable on March 15 and September 15 of each year. The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the respective indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed three months or less (or two months or less in the case of the 2027 Senior Notes) prior to their respective maturity dates, the redemption price will not include a make-whole premium.

CMBS

In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants.

As of March 31, 2020, we had five fixed-rate CMBS loans with $217.3 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.47% and a weighted-average maturity of 3.6 years. Approximately 87.1% of this debt is partially amortizing and requires a balloon payment at maturity. The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans as of March 31, 2020 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total
Remainder of 2020	—	—	—%	—%	$3,082	$—	$3,082
2021	—	—	—%	—	4,365	—	4,365
2022	—	—	—%	—	4,617	—	4,617
2023	3	86	5.23%-5.50%	5.46	3,074	197,912	200,986
2024	—	—	—%	—	590	—	590
Thereafter	2	2	5.80%-6.00%	5.83	3,610	70	3,680
Total	5	88		5.47%	$19,338	$197,982	$217,320

Convertible Notes

As of March 31, 2020, the Convertible Notes were comprised of $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the 2021 Notes is payable semiannually in arrears on May 15 and November 15 of each year.

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

The conversion rate is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of March 31, 2020, the conversion rate was 17.4458 per $1,000 principal note. If we undergo a fundamental change (as defined in the 2021 Notes’ supplemental indenture), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of March 31, 2020 (in thousands):

	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
2019 Credit Facility	$500,000	$—	$—	$—	$500,000	$—	$—
Senior Unsecured Notes	1,500,000	—	—	—	—	—	1,500,000
CMBS	217,320	3,082	4,365	4,617	200,986	590	3,680
Convertible Notes	345,000	—	345,000	—	—	—	—
	$2,562,320	$3,082	$349,365	$4,617	$700,986	$590	$1,503,680

CONTRACTUAL OBLIGATIONS

On April 2, 2020, we entered into the 2020 Term Loan Agreement, which provides for $200.0 million of term loans with a maturity date of April 2, 2022. The 2020 Term Loan Agreement also includes an accordion feature to increase the available term loans up to an aggregate of $400.0 million, subject to obtaining lender commitments and the satisfaction of certain customary conditions. On April 10, 2020, we exercised $100.0 million of the accordion feature. Amounts outstanding under the 2020 Term Loans bear interest at LIBOR plus an applicable margin of 1.50% per annum. In addition, if any loans are outstanding after April 2, 2021, the Operating Partnership will be required to pay a one-time fee in an amount equal to 0.20% of the outstanding principal amount of loans. The proceeds from the 2020 Term Loans were used to reduce the amounts drawn under the 2019 Credit Facility.

There were no other material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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

Any distributions will be at the sole discretion of our Board of Directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable laws and such other factors as our Board of Directors deems relevant. Refer  to “Part II—Other Information, Item 1A. Risk Factors” for additional information about the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders.

Cash Flows

The following table presents a summary of our cash flows for the three months ended March 31, 2020 and March 31, 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$67,178	$71,353	$(4,175)
Net cash used in investing activities	(195,665)	(141,373)	(54,292)
Net cash provided by financing activities	330,861	20,491	310,370
Net increase (decrease) in cash, cash equivalents and restricted cash	$202,374	$(49,529)	$251,903

As of March 31, 2020, we had $228.4 million of cash, cash equivalents and restricted cash as compared to $26.0 million as of December 31, 2019 and $27.9 million as of March 31, 2019.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The decrease in net cash provided by operating activities was primarily attributable to the following:

•	an increase in cash interest paid of $12.1 million,
•	a decrease in related party fee income of $6.7 million,
•	a decrease in preferred dividends received from SMTA of $3.8 million, and
•	an increase in deal pursuit costs of $0.9 million.

The decrease was partially offset by a net increase in cash rental revenue and interest on loans receivable of $19.2 million.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the three months ended March 31, 2020 included $205.8 million for the acquisition of 27 properties and $7.8 million of capitalized real estate expenditures. These outflows were partially offset by the $16.8 million in net proceeds from the disposition of seven properties and the sale of one loan receivable. Additionally, the outflows were further offset by the collection of $1.2 million of principal on loans receivable.

During the same period in 2019, net cash used in investing activities included $160.3 million for the acquisition of 22 properties and $19.6 million of capitalized real estate expenditures. These outflows were partially offset by $34.8 million in net proceeds from the disposition of six properties and $3.7 million in collections of principal on loans receivable.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the three months ended March 31, 2020 was primarily attributable to net borrowings of $383.5 million under our revolving credit facilities and net proceeds from the issuance of common stock of $17.7 million. These amounts were partially offset by the payment of dividends to equity owners of $67.0 million, repayment of $1.0 million on mortgages and notes payable and common stock repurchases totaling $2.3 million.

During the same period in 2019, net cash provided by financing activities was primarily attributable to net borrowings of $60.2 million under our revolving credit facilities and net proceeds from the issuance of common stock of $32.4 million. These amounts were partially offset by the payment of dividends to equity owners of $56.2 million, repayment of $2.9 million on mortgages and notes payable, deferred financing costs of $11.3 million, debt extinguishment costs of $1.0 million and common stock share repurchases totaling $0.7 million.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements herein.

Non-GAAP Financial Measures

FFO: We calculate FFO in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions. We use FFO as a supplemental performance measure because we believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.

AFFO: AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, such as debt extinguishment gains (losses), costs associated with termination of interest rate swaps and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents net of bad debt expense and amortization of lease and loan receivable intangibles), non-cash interest expense (comprised of amortization of deferred financing costs and debt discounts/premiums) and non-cash compensation expense. Other equity REITs may not calculate FFO and AFFO as we do, and, accordingly, our FFO and AFFO may not be comparable to such other equity REITs’ FFO and AFFO. FFO and AFFO do not represent cash generated from operating activities determined in accordance with GAAP, are not necessarily indicative of cash available to fund cash needs and should only be considered a supplement, and not an alternative, to net income (loss) attributable to common stockholders (computed in accordance with GAAP) as a performance measure.

Adjusted Debt: Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium and deferred financing costs and reduced by cash and cash equivalents and cash reserves on deposit with lenders as additional security. The result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition.

EBITDAre: EBITDAre is computed in accordance with standards established by NAREIT. EBITDAre is computed as net income (loss) (computed in accordance with GAAP), plus interest expense, income tax expense (if any), depreciation and amortization, impairments of depreciated property and plus/(minus) losses/(gains) on the disposition of depreciated property.

Adjusted EBITDAre: Adjusted EBITDAre represents EBITDAre as adjusted for revenue producing acquisitions and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter and for certain items that we believe are not indicative of our core operating performance, such as debt extinguishment gains (losses). We believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.

Annualized Adjusted EBITDAre: Annualized Adjusted EBITDAre is calculated as Adjusted EBITDAre for the quarter, adjusted for items where annualization would not be appropriate, multiplied by four. Our computation of Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology used by other equity REITs to calculate these measures and, therefore, may not be comparable to such other REITs.

Adjusted Debt to Annualized Adjusted EBITDAre: Adjusted Debt to Annualized Adjusted EBITDAre is a supplemental non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs.

FFO and AFFO

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net (loss) income attributable to common stockholders	$(18,435)	$40,990
Portfolio depreciation and amortization	52,091	41,207
Portfolio impairments	40,774	3,692
Gain on disposition of assets	(388)	(8,730)
FFO attributable to common stockholders	$74,042	$77,159
Gain on debt extinguishment	—	(8,783)
Deal pursuit costs	1,019	71
Non-cash interest expense	3,068	4,737
Accrued interest and fees on defaulted loans	—	285
Straight-line rent, net of related bad debt expense	(1,094)	(2,907)
Other amortization and non-cash charges	37	(325)
Non-cash compensation expense	3,451	3,578
AFFO attributable to common stockholders	$80,523	$73,815

Net (loss) income per share of common stock - Diluted	$(0.18)	$0.48
FFO per share of common stock - Diluted (1)	$0.72	$0.90
AFFO per share of common stock - Diluted (1)	$0.78	$0.86

Weighted average shares of common stock outstanding - Diluted	102,230,147	85,504,897
Weighted average shares of common stock outstanding for non-GAAP measures - Diluted (1)	102,607,596	85,504,897

(1)

Weighted average shares of common stock for non-GAAP measures includes unvested market-based awards for the three months ended March 31, 2020, which are dilutive for the non-GAAP calculations. For the three months ended March 31, 2020, undistributed earnings (including dividends paid) allocated to unvested restricted stockholders of $0.2 million and $0.3 million are deducted from FFO and AFFO, respectively, attributable to common stockholders in the computation of per share amounts. For the three months ended March 31, 2019, undistributed earnings (including dividends paid) to unvested restricted stockholders of $0.3 million and $0.4 million are deducted from FFO and AFFO, respectively, attributable to common stockholders in the computation of per share amounts.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	March 31,
(Dollars in thousands)	2020	2019
Revolving credit facilities	$500,000	$206,500
Term loans	—	413,905
Senior Unsecured Notes, net	1,484,473	295,882
Mortgages and notes payable, net	215,186	450,534
Convertible Notes, net	337,921	733,412
Total debt, net	2,537,580	2,100,233
Unamortized debt discount, net	8,047	12,027
Unamortized deferred financing costs	16,693	19,220
Cash and cash equivalents	(216,692)	(9,376)
Restricted cash balances held for the benefit of lenders	(11,705)	(18,516)
Adjusted Debt	$2,333,923	$2,103,588

	Three Months Ended March 31,
(Dollars in thousands)	2020		2019
Net (loss) income	$(15,847)		$43,578
Interest	25,359		26,611
Depreciation and amortization	52,236		41,349
Income tax expense	141		220
Gain on disposition of assets	(388)		(8,730)
Portfolio impairments	40,774		3,692
EBITDAre	$102,275		$106,720
Adjustments to revenue producing acquisitions and dispositions	1,967		2,644
Deal pursuit costs	1,019		71
Gain on debt extinguishment	—		(8,783)
Adjusted EBITDAre	$105,261		$100,652
Adjustments for bad debt expense related to straight-line rent (1)	4,006		659
Other adjustments for Annualized EBITDAre (2)	907		321
Annualized Adjusted EBITDAre	$440,696		$406,528
Adjusted Debt / Annualized Adjusted EBITDAre	5.3	x	5.2	x
(1)

Adjustment for the three months ended March 31, 2020 relates to $4.2 million of bad debt expense on straight-line rent receivable balances, where only $0.2 million of the expense relates to straight-line rent that would have been recognized during the three months ended March 31, 2020. As such, annualization of the $4.0 million of bad debt expense related to straight-line rental revenue recognized in previous periods would not be appropriate. Adjustment for the three months ended March 31, 2019 relates to $0.9 million of bad debt expense on straight-line rent receivable balances, where annualization would only be appropriate for $0.2 million.

(2)

Adjustments for the three months ended March 31, 2020 are comprised of certain other income and expenses where annualization would not be appropriate. Adjustments for the three months ended March 31, 2019 are comprised of compensation adjustments where annualization would not be appropriate.

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

As of March 31, 2020, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of March 31, 2020, $2.1 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes, mortgages and notes payable and Convertible Notes, with a weighted average stated interest rate of 3.92%, excluding amortization of deferred financing costs and debt discounts/premiums. As of March 31, 2020, $500.0 million of our indebtedness was variable-rate, consisting of our 2019 Credit Facility, with a stated interest rate of 2.26%.

The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of March 31, 2020 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$500,000	$514,004
Senior Unsecured Notes, net (1)	1,484,473	1,383,947
Mortgages and notes payable, net (1)	215,186	230,834
Convertible Notes, net (1)	337,921	326,267
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

SPIRIT REALTY CAPITAL, INC.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2020 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.

SPIRIT REALTY, L.P.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2020 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K, other than as set forth below, which supplements the above referenced risk factors disclosed in our most recent Annual Report on Form 10-K.

Actual or perceived threats associated with epidemics, pandemics or public health crises could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to access the capital markets and satisfy debt service obligations and make distributions to our stockholders.

Epidemics, pandemics or other public health crises, including the recent spread of novel strain of coronavirus known as COVID-19, that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, including “shelter-in-place” or “stay-at-home” orders issued by local, state or federal authorities, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity and ability to access capital markets and satisfy our debt service obligations and make distributions to our stockholders, and may affect our ability as a net-lease real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn occasioned by public health crises, to make rental payments when due.

As certain of our tenants, especially those in industries considered “non-essential” under varying state “shelter-in-place” and “stay-at-home” orders and other restrictions on types of business that may continue to operate, experience challenges or even closures, we anticipate there to be an impact on their financial condition, results of operations, liquidity, ability to pay rent and creditworthiness. That impact may directly result in a reduction in our rental income and/or an increase in our property costs and impairments, as well as indirectly result in an increase in our general and administrative expenses, as we experience higher collectability issues and incur costs to negotiate rent deferrals, lease restructures and/or lease terminations, as we deem appropriate on a case-by-case basis. As of the date of this report, our discussions with tenants requesting rent deferrals (and other forms of relief) have been substantially focused on industries that are directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly health and fitness, movie theaters, quick service and casual dining restaurants, entertainment, car washes, dealerships, home décor, home furnishings, department stores and education. These and other industries may be further impacted in the future depending on various factors, including the duration of the COVID-19 pandemic and restrictions intended to prevent its spread, and even after certain of such restrictions are lifted or reduced, the willingness of customers to visit our tenants’ businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. We are not able to predict the duration of such customer behavior.

As of May 1, 2020, we have collected approximately 70% of April 2020 Contractual Rent of $39.3 million, including from nine of our top 10 tenants and 17 of our top 20 tenants. In addition, as of that date, we have granted rent deferral requests for tenants representing approximately 27% of our April 2020 Contractual Rent. Such rent deferrals generally defer rent payments from 30 to 90 days and require the tenant to repay the deferred rent within 12 months. Of the tenants who we have granted rent deferrals, 25% are public companies, and the weighted average remaining lease term of leases for such tenants is 12.1 years. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period.

The ongoing COVID-19 pandemic and restrictions intended to prevent its spread have already had a significant adverse impact in the first quarter of 2020 on economic and market conditions, including in the United States where our properties are located. Further, the ongoing COVID-19 pandemic and related restrictions could trigger a period of sustained global and U.S. economic downturn or recession. Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy our debt service obligations and make distributions to our stockholders in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

•	the financial condition and viability of our tenants – many of which are in the retail industry – and their ability or willingness to pay rent in full on a timely basis;
•	state, local, federal and industry-initiated efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
•	our need to restructure leases with our tenants and our ability to do so on favorable terms or at all;
•

our ability to renew leases or re-lease available space in our properties on favorable terms or at all in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, including as a result of a deterioration in the economic and market conditions in markets where our properties are located or due to restrictions intended to prevent the spread of COVID-19 that frustrate our leasing activities, particularly in light of the adverse impact to the financial health of many of our tenants or potential tenants that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate in future;

•

a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions (or a refusal or failure of one or more lenders under the 2019 Revolving Credit and Term Loan Agreement or the 2020 Term Loan Agreement to fund their respective financing commitment to us), as well as the recent significant decline in our share price from prices prior to the spread of the COVID-19 pandemic, may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or retire, replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and/or our tenants’ ability to meet liquidity and capital expenditure requirements;

•

the broader impact of the severe economic contraction due to the COVID-19 pandemic and restrictions intended to prevent its spread, the resulting increase in unemployment that has occurred and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed;

•

complete or partial shutdowns of one or more of our tenants’ facilities or distribution centers, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, which could force our tenants’ to reduce, delay or eliminate offerings of their products and services, reduce or eliminate their revenues and liquidity and/or result in their bankruptcy or insolvency;

•	the further utilization of e-commerce in certain industries as a result of the temporary closure of many retail properties, which may lead to the closure of underperforming properties by retailers;
•

our and our tenants’ ability to manage our respective businesses to the extent our and their management or personnel (including on-site employees) are impacted in significant numbers by the COVID-19 pandemic and are otherwise not willing, available or allowed to conduct work; and

•	our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during the COVID-19 pandemic.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic or restrictions intended to prevent its spread, and we are not able to predict whether other epidemics, pandemics or other public health crises will occur in the future that may have similar impacts. Nevertheless, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread and the current financial, economic and capital markets environment and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy our debt service obligations and make distributions to our stockholders and could also have a material adverse effect on the market value of our securities. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section and in the section entitled “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The discussion under the heading “Federal Income Tax Considerations” in Exhibit 99.1 hereto supersedes and replaces, in its entirety, (i) the discussion the heading “Federal Income Tax Considerations” in the prospectus dated September 25, 2017, which is a part of the Company’s and the Operating Partnership’s Registration Statement on Form S-3 (File Nos. 333-220618 and 333-220618-01) filed with the Securities and Exchange Commission (the “SEC”) on September 25, 2017 and (ii) the discussion under the heading “Item 8.01 Other Events, Federal Income Tax Considerations” in the Company’s and the Operating Partnership’s Current Reports on Form 8-K filed with the SEC on February 22, 2019 and November 13, 2018.

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

10.1

Second Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jackson Hsieh, dated February 27, 2020, filed as Exhibit 10.1 to the Company’s Form 8-K on March 2, 2020 and incorporated herein by reference.

10.2

Amendment to Employment Agreement, dated February 27, 2020, by and between Spirit Realty Capital, Inc. and Michael Hughes, filed as Exhibit 10.2 to the Company’s Form 8-K on March 2, 2020 and incorporated herein by reference.

10.3

Amendment to Amended and Restated Employment Agreement, dated February 27, 2020, by and between Spirit Realty Capital, Inc. and Jay Young, filed as Exhibit 10.3 to the Company’s Form 8-K on March 2, 2020 and incorporated herein by reference.

10.4

Amendment to Employment Agreement, dated February 27, 2020, by and between Spirit Realty Capital, Inc. and Kenneth Heimlich, filed as Exhibit 10.4 to the Company’s Form 8-K on March 2, 2020 and incorporated herein by reference.

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

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Spirit Realty, L.P.

99.1*	Federal Income Tax Considerations

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit No.	Description
101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SPIRIT REALTY, L.P.
(Registrant)

By:	Spirit Realty Capital, Inc. in its capacity as sole member of Spirit General OP Holdings, LLC, as general partner and behalf of Spirit Realty, L.P.

/s/ Prakash J. Parag
Prakash J. Parag
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 5, 2020