Form 10-Q
period 2020-06-30
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2020-07-31
CIK 1308606, 1703181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 28, 2020, there were 103,043,105 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the three and six months ended June 30, 2020 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.

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

2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Facilities Agreements	2019 Revolving Credit and Term Loan Agreement and A-2 Term Loans
2019 Notes	$402.5 million convertible notes of the Corporation settled in 2019
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 Term Loans	$400.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
2026 Senior Notes	$300.0 million aggregate principal amount of senior notes issued in August 2016
2027 Senior Notes	$300.0 million aggregate principal amount of senior notes issued in September 2019
2029 Senior Notes	$400.0 million aggregate principal amount of senior notes issued in June 2019
2030 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in September 2019
A-1 Term Loans	$420.0 million unsecured term loan facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
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
Annualized Base Rent (ABR)

Represents Base Rent and earned income from direct financing leases from the final month of the reporting period, adjusted to exclude amounts from properties sold during that period and to include a full month of rental income for properties acquired during that period. The total is then multiplied by 12. We use ABR when calculating certain metrics that are useful to evaluate portfolio credit and diversification and to manage risk.

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
Base Rent

Represents rental income for the period, including amounts deferred or abated and excluding percentage rents, from our owned properties recognized during the month. We use Base Rent to monitor cash collection and to evaluate past due receivables.

Base Cash Rent	Represents Base Rent reduced for amounts abated and rent reserved for the period.
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index

EBITDAre

EBITDAre is a non-GAAP financial measure and is computed in accordance with standards established by NAREIT. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
Interim Management Agreement	Interim Management Agreement between Spirit Realty AM Corporation, a wholly-owned subsidiary of the Company, and Spirit MTA REIT dated June 2, 2019 and effective as of September 20, 2019
LIBOR	London Interbank Offered Rate
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014
Master Trust Notes	Master Trust 2013 and Master Trust 2014, together
Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
NAREIT	National Association of Real Estate Investment Trusts
Occupancy	The number of economically yielding owned properties divided by total owned properties
OP Holdings	Spirit General OP Holdings, LLC, a Delaware limited liability company
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
Property Management and Servicing Agreement

Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real estate investment trust
S&P	S&P's Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Notes, 2027 Senior Notes, 2029 Senior Notes, and 2030 Senior Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
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

SubREIT	Spirit MTA SubREIT, Inc., previously a wholly-owned subsidiary of SMTA. SubREIT was dissolved on October 1, 2019
Total Debt	Principal debt outstanding before discounts, premiums or deferred financing costs
TSR	Total Shareholder Return
U.S.	United States
Vacant	Owned properties which are not economically yielding

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Investments:
Real estate investments:
Land and improvements	$1,926,442	$1,910,287
Buildings and improvements	3,953,843	3,840,220
Total real estate investments	5,880,285	5,750,507
Less: accumulated depreciation	(777,938)	(717,097)
	5,102,347	5,033,410
Loans receivable, net	29,163	34,465
Intangible lease assets, net	350,466	385,079
Real estate assets under direct financing leases, net	7,300	14,465
Real estate assets held for sale, net	12,708	1,144
Net investments	5,501,984	5,468,563
Cash and cash equivalents	97,190	14,492
Deferred costs and other assets, net	153,064	124,006
Goodwill	225,600	225,600
Total assets	$5,977,838	$5,832,661

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$116,500
Term loans, net	397,824	—
Senior Unsecured Notes, net	1,484,884	1,484,066
Mortgages and notes payable, net	214,338	216,049
Convertible Notes, net	339,462	336,402
Total debt, net	2,436,508	2,153,017
Intangible lease liabilities, net	120,934	127,335
Accounts payable, accrued expenses and other liabilities	136,588	139,060
Total liabilities	2,694,030	2,419,412
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both June 30, 2020 and December 31, 2019	166,177	166,177
Common stock, $0.05 par value, 175,000,000 shares authorized: 103,043,270 and 102,476,152 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5,152	5,124
Capital in excess of common stock par value	5,710,386	5,686,247
Accumulated deficit	(2,587,850)	(2,432,838)
Accumulated other comprehensive loss	(10,057)	(11,461)
Total stockholders’ equity	3,283,808	3,413,249
Total liabilities and stockholders’ equity	$5,977,838	$5,832,661

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$117,190	$106,506	$238,553	$210,573
Interest income on loans receivable	390	920	809	1,906
Earned income from direct financing leases	131	308	308	704
Related party fee income	250	7,249	500	14,176
Other income	563	762	1,074	979
Total revenues	118,524	115,745	241,244	228,338
Expenses:
General and administrative	11,975	13,833	25,465	27,014
Property costs (including reimbursable)	7,234	4,407	13,170	9,561
Deal pursuit costs	14	173	1,033	244
Interest	26,095	25,176	51,454	51,787
Depreciation and amortization	53,160	41,342	105,396	82,691
Impairments	21,049	3,607	61,823	7,299
Total expenses	119,527	88,538	258,341	178,596
Other income:
Loss on debt extinguishment	—	(14,676)	—	(5,893)
Gain on disposition of assets	658	29,776	1,046	38,506
Preferred dividend income from SMTA	—	3,750	—	7,500
Total other income	658	18,850	1,046	40,113
(Loss) income before income tax expense	(345)	46,057	(16,051)	89,855
Income tax expense	(68)	(320)	(209)	(540)
Net (loss) income	(413)	45,737	(16,260)	89,315
Dividends paid to preferred shareholders	(2,588)	(2,588)	(5,176)	(5,176)
Net (loss) income attributable to common stockholders	$(3,001)	$43,149	$(21,436)	$84,139

Net (loss) income per share attributable to common stockholders:
Basic	$(0.03)	$0.49	$(0.21)	$0.97
Diluted	$(0.03)	$0.49	$(0.21)	$0.96

Weighted average shares of common stock outstanding:
Basic	102,678,967	87,001,987	102,454,557	86,253,698
Diluted	102,678,967	87,890,699	102,454,557	86,779,297

Dividends declared per common share issued	$0.6250	$0.6250	$1.2500	$1.2500

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(3,001)	$43,149	$(21,436)	$84,139
Other comprehensive income (loss):
Net reclassification of amounts from (to) AOCL	702	(8,754)	1,404	(13,775)
Total comprehensive (loss) income	$(2,299)	$34,395	$(20,032)	$70,364

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Six Months Ended June 30, 2020	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2019	6,900,000	$166,177	102,476,152	$5,124	$5,686,247	$(2,432,838)	$(11,461)	$3,413,249
Net loss	—	—	—	—	—	(15,847)	—	(15,847)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders		—		—	—	(18,435)	—	(18,435)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(64,338)	—	(64,338)
Tax withholdings related to net stock settlements	—	—	(44,488)	(2)	—	(2,347)	—	(2,349)
Issuance of shares of common stock, net	—	—	362,481	18	17,580	—	—	17,598
Stock-based compensation, net	—	—	148,017	7	3,444	(470)	—	2,981
Balances, March 31, 2020	6,900,000	$166,177	102,942,162	$5,147	$5,707,271	$(2,518,428)	$(10,759)	$3,349,408
Net loss	—	—	—	—	—	(413)	—	(413)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders		—		—	—	(3,001)	—	(3,001)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(64,402)	—	(64,402)
Tax withholdings related to net stock settlements	—	—	(73,055)	(4)	—	(2,027)	—	(2,031)
Issuance of shares of common stock, net	—	—	—	—	(185)	—	—	(185)
Stock-based compensation, net	—	—	174,163	9	3,300	8	—	3,317
Balances, June 30, 2020	6,900,000	$166,177	103,043,270	$5,152	$5,710,386	$(2,587,850)	$(10,057)	$3,283,808

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

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net (loss) income	$(16,260)	$89,315
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	105,396	82,691
Impairments	61,823	7,299
Amortization of deferred financing costs	2,598	3,805
Amortization of debt discounts	2,466	4,626
Amortization of deferred losses on interest rate swaps	1,404	—
Stock-based compensation expense	6,760	7,461
Loss on debt extinguishment	—	5,893
Gain on dispositions of real estate and other assets	(1,046)	(38,506)
Non-cash revenue	(5,518)	(8,237)
Bad debt expense and other	236	162
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(23,658)	(1,313)
Accounts payable, accrued expenses and other liabilities	(1,190)	(8,921)
Net cash provided by operating activities	133,011	144,275
Investing activities
Acquisitions of real estate	(218,935)	(447,499)
Capitalized real estate expenditures	(8,296)	(25,680)
Collections of principal on loans receivable	2,710	8,080
Proceeds from dispositions of real estate and other assets, net	17,681	163,165
Net cash used in investing activities	(206,840)	(301,934)
Financing activities
Borrowings under revolving credit facilities	1,123,000	615,700
Repayments under revolving credit facilities	(1,239,500)	(762,000)
Repayments under mortgages and notes payable	(2,021)	(171,279)
Borrowings under term loans	400,000	820,000
Repayments under term loans	—	(420,000)
Repayments under Convertible Notes	—	(402,500)
Borrowings under Senior Unsecured Notes	—	399,696
Debt extinguishment costs	—	(12,314)
Deferred financing costs	(2,377)	(13,916)
Proceeds from issuance of common stock, net of offering costs	17,553	162,270
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(4,380)	(1,382)
Common stock dividends paid	(129,908)	(107,872)
Preferred stock dividends paid	(5,176)	(5,176)
Net cash provided by financing activities	157,191	101,227
Net increase (decrease) in cash, cash equivalents and restricted cash	83,362	(56,432)
Cash, cash equivalents and restricted cash, beginning of period	26,023	77,421
Cash, cash equivalents and restricted cash, end of period	$109,385	$20,989

Cash paid for interest	$40,992	$43,242
Cash paid for income taxes	$910	$1,045

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Six Months Ended June 30,
	2020	2019
Dividends declared and unpaid	$64,402	$56,318
Relief of debt through sale or foreclosure of real estate properties	—	10,368
Net real estate and other collateral assets sold or surrendered to lender	—	654
Cash flow hedge changes in fair value	—	14,326
Accrued interest capitalized to principal (1)	—	251
Accrued market-based award dividend rights	462	616
Accrued capitalized costs	457	3,270
Accrued deferred financing costs	106	1,109
Right-of-use lease assets	—	6,143
Lease liabilities	—	6,143
Reclass of residual value from direct financing lease to operating lease	6,831	3,960
Receivable for disposal of real estate property	2,000	—
(1)	Accrued and overdue interest on certain CMBS notes that were intentionally placed in default.

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Balance Sheets

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Investments:
Real estate investments:
Land and improvements	$1,926,442	$1,910,287
Buildings and improvements	3,953,843	3,840,220
Total real estate investments	5,880,285	5,750,507
Less: accumulated depreciation	(777,938)	(717,097)
	5,102,347	5,033,410
Loans receivable, net	29,163	34,465
Intangible lease assets, net	350,466	385,079
Real estate assets under direct financing leases, net	7,300	14,465
Real estate assets held for sale, net	12,708	1,144
Net investments	5,501,984	5,468,563
Cash and cash equivalents	97,190	14,492
Deferred costs and other assets, net	153,064	124,006
Goodwill	225,600	225,600
Total assets	$5,977,838	$5,832,661

Liabilities and partners' capital
Liabilities:
Revolving credit facilities	$—	$116,500
Term loans, net	397,824	—
Senior Unsecured Notes, net	1,484,884	1,484,066
Mortgages and notes payable, net	214,338	216,049
Notes payable to Spirit Realty Capital, Inc., net	339,462	336,402
Total debt, net	2,436,508	2,153,017
Intangible lease liabilities, net	120,934	127,335
Accounts payable, accrued expenses and other liabilities	136,588	139,060
Total liabilities	2,694,030	2,419,412
Commitments and contingencies (see Note 6)
Partners' capital:
Partnership units
General partner's capital: 797,644 units issued and outstanding as of both June 30, 2020 and December 31, 2019	21,236	22,389
Limited partners' preferred capital: 6,900,000 units issued and outstanding as of both June 30, 2020 and December 31, 2019	166,177	166,177
Limited partners' common capital: 102,245,626 and 101,678,508 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3,096,395	3,224,683
Total partners' capital	3,283,808	3,413,249
Total liabilities and partners' capital	$5,977,838	$5,832,661

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Operations

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$117,190	$106,506	$238,553	$210,573
Interest income on loans receivable	390	920	809	1,906
Earned income from direct financing leases	131	308	308	704
Related party fee income	250	7,249	500	14,176
Other income	563	762	1,074	979
Total revenues	118,524	115,745	241,244	228,338
Expenses:
General and administrative	11,975	13,833	25,465	27,014
Property costs (including reimbursable)	7,234	4,407	13,170	9,561
Deal pursuit costs	14	173	1,033	244
Interest	26,095	25,176	51,454	51,787
Depreciation and amortization	53,160	41,342	105,396	82,691
Impairments	21,049	3,607	61,823	7,299
Total expenses	119,527	88,538	258,341	178,596
Other income:
Loss on debt extinguishment	—	(14,676)	—	(5,893)
Gain on disposition of assets	658	29,776	1,046	38,506
Preferred dividend income from SMTA	—	3,750	—	7,500
Total other income	658	18,850	1,046	40,113
(Loss) income before income tax expense	(345)	46,057	(16,051)	89,855
Income tax expense	(68)	(320)	(209)	(540)
Net (loss) income	(413)	45,737	(16,260)	89,315
Preferred distributions	(2,588)	(2,588)	(5,176)	(5,176)
Net (loss) income after preferred distributions	$(3,001)	$43,149	$(21,436)	$84,139

Net (loss) income attributable to the general partner	$(23)	$394	$(166)	$774
Net (loss) income attributable to the limited partners	$(390)	$45,343	$(16,094)	$88,541

Net (loss) income per partnership unit:
Basic	$(0.03)	$0.49	$(0.21)	$0.97
Diluted	$(0.03)	$0.49	$(0.21)	$0.96

Weighted average partnership units outstanding:
Basic	102,678,967	87,001,987	102,454,557	86,253,698
Diluted	102,678,967	87,890,699	102,454,557	86,779,297

Dividends declared per partnership unit issued	$0.6250	$0.6250	$1.2500	$1.2500

   See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income after preferred distributions	$(3,001)	$43,149	$(21,436)	$84,139
Other comprehensive income (loss):
Net reclassification of amounts from (to) AOCL	702	(8,754)	1,404	(13,775)
Total comprehensive (loss) income	$(2,299)	$34,395	$(20,032)	$70,364
See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Partners' Capital

(In Thousands, Except Unit Data)

(Unaudited)

Six Months Ended June 30, 2020	Preferred Units		Common Units
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)		Total Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2019	6,900,000	$166,177	797,644	$22,389	101,678,508	$3,224,683	$3,413,249
Net loss	—	—	—	(143)	—	(15,704)	(15,847)
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net loss after preferred distributions		—		(143)		(18,292)	(18,435)
Other comprehensive income	—	—	—	5	—	697	702
Partnership distributions declared on common units	—	—	—	(499)	—	(63,839)	(64,338)
Tax withholdings related to net settlement of common units	—	—	—	—	(44,488)	(2,349)	(2,349)
Issuance of common units, net	—	—	—	—	362,481	17,598	17,598
Stock-based compensation, net	—	—	—	—	148,017	2,981	2,981
Balances, March 31, 2020	6,900,000	$166,177	797,644	$21,752	102,144,518	$3,161,479	$3,349,408
Net loss	—	—	—	(23)	—	(390)	(413)
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net loss after preferred distributions		—		(23)		(2,978)	(3,001)
Other comprehensive income	—	—	—	5	—	697	702
Partnership distributions declared on common units	—	—	—	(498)	—	(63,904)	(64,402)
Tax withholdings related to net settlement of common units	—	—	—	—	(73,055)	(2,031)	(2,031)
Issuance of common units, net	—	—	—	—	—	(185)	(185)
Stock-based compensation, net	—	—	—	—	174,163	3,317	3,317
Balances, June 30, 2020	6,900,000	$166,177	797,644	$21,236	102,245,626	$3,096,395	$3,283,808

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

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net (loss) income	$(16,260)	$89,315
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	105,396	82,691
Impairments	61,823	7,299
Amortization of deferred financing costs	2,598	3,805
Amortization of debt discounts	2,466	4,626
Amortization of deferred losses on interest rate swaps	1,404	—
Stock-based compensation expense	6,760	7,461
Loss on debt extinguishment	—	5,893
Gain on dispositions of real estate and other assets	(1,046)	(38,506)
Non-cash revenue	(5,518)	(8,237)
Bad debt expense and other	236	162
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(23,658)	(1,313)
Accounts payable, accrued expenses and other liabilities	(1,190)	(8,921)
Net cash provided by operating activities	133,011	144,275
Investing activities
Acquisitions of real estate	(218,935)	(447,499)
Capitalized real estate expenditures	(8,296)	(25,680)
Collections of principal on loans receivable	2,710	8,080
Proceeds from dispositions of real estate and other assets, net	17,681	163,165
Net cash used in investing activities	(206,840)	(301,934)
Financing activities
Borrowings under revolving credit facilities	1,123,000	615,700
Repayments under revolving credit facilities	(1,239,500)	(762,000)
Repayments under mortgages and notes payable	(2,021)	(171,279)
Borrowings under term loans	400,000	820,000
Repayments under term loans	—	(420,000)
Repayments under Convertible Notes	—	(402,500)
Borrowings under Senior Unsecured Notes	—	399,696
Debt extinguishment costs	—	(12,314)
Deferred financing costs	(2,377)	(13,916)
Proceeds from issuance of partnership units, net of offering costs	17,553	162,270
Repurchase of partnership units, including tax withholdings related to net settlement of common units	(4,380)	(1,382)
Common distributions paid	(129,908)	(107,872)
Preferred distributions paid	(5,176)	(5,176)
Net cash provided by financing activities	157,191	101,227
Net increase (decrease) in cash, cash equivalents and restricted cash	83,362	(56,432)
Cash, cash equivalents and restricted cash, beginning of period	26,023	77,421
Cash, cash equivalents and restricted cash, end of period	$109,385	$20,989

Cash paid for interest	$40,992	$43,242
Cash paid for income taxes	$910	$1,045

SPIRIT REALTY, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Six Months Ended June 30,
	2020	2019
Distributions declared and unpaid	$64,402	$56,318
Relief of debt through sale or foreclosure of real estate properties	—	10,368
Net real estate and other collateral assets sold or surrendered to lender	—	654
Cash flow hedge changes in fair value	—	14,326
Accrued interest capitalized to principal (1)	—	251
Accrued market-based award dividend rights	462	616
Accrued capitalized costs	457	3,270
Accrued deferred financing costs	106	1,109
Right-of-use lease assets	—	6,143
Lease liabilities	—	6,143
Reclass of residual value from direct financing lease to operating lease	6,831	3,960
Receivable for disposal of real estate property	2,000	—

(1)	Accrued and overdue interest on certain CMBS notes that were intentionally placed in default.

See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements

June 30, 2020

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

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of June 30, 2020 and December 31, 2019, net assets totaling $0.35 billion and $0.38 billion, respectively, were held, and net liabilities totaling $0.22 billion and $0.23 billion, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

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

	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents	$97,190	$14,492	$9,984
Restricted cash:
Collateral deposits (1)	426	347	440
Tenant improvements, repairs and leasing commissions (2)	11,769	10,877	9,985
Other (3)	—	307	580
Total cash, cash equivalents and restricted cash	$109,385	$26,023	$20,989

(1) Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.

(2)	Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.
(3)	Funds held in lender-controlled accounts released after scheduled debt service requirements are met.

Allowance for Doubtful Accounts

The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made. The Company provided for reserves for uncollectible amounts totaling $7.2 million and $3.8 million at June 30, 2020 and December 31, 2019, respectively, against accounts receivable balances of $39.3 million and $11.4 million, respectively. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets. Receivables are written off against the reserves for uncollectible amounts when all possible means of collection have been exhausted.

For receivable balances related to the straight-line method of reporting rental revenue, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company has a reserve for losses of $6.7 million and $0.4 million at June 30, 2020 and December 31, 2019, respectively, against straight-line rent receivables of $95.8 million and $84.0 million, respectively. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

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

In April 2020, the FASB released a Staff Q&A regarding the accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB noted that the underlying premise in requiring a modified lease to be accounted for as if it were a new lease under ASC 842 is that the modified terms and conditions affect the economics of the lease for the remainder of the lease term. As such, the FASB staff clarified that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). The Company made this election and accounts for rent deferrals by increasing the rent receivables as receivables accrue and continuing to recognize income during the deferral period, resulting in $22.3 million of deferrals being recognized in rental income for the three and six months ended June 30, 2020. The deferral periods range generally from one to six months, with an average deferral period of three months and an average repayment period of 12 months. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. Management continues to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and records a provision for losses against rental income for amounts that are not probable of collection. For lease concessions granted in conjunction with the COVID-19 pandemic, management reviewed all amounts recognized on a tenant-by-tenant basis for collectability.

NOTE 3. INVESTMENTS

Owned Properties

As of June 30, 2020, the Company's gross investment in owned real estate properties totaled approximately $6.3 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 48 states with Texas, at 11.6%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio.

During the six months ended June 30, 2020, the Company had the following real estate activity, net of accumulated depreciation and amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2019	1,750	2	1,752	$6,140,775	$1,223	$6,141,998
Acquisitions/improvements (1)	29	—	29	228,812	—	228,812
Dispositions of real estate (2)	(7)	(3)	(10)	(19,239)	(1,842)	(21,081)
Transfers to Held for Sale	(8)	8	—	(13,705)	13,705	—
Transfers from Held for Sale	—	—	—	—	—	—
Impairments (3)	—	—	—	(61,708)	(32)	(61,740)
Reset of gross balances(4)	—	—	—	(33,918)	(6)	(33,924)
Other	—	—	—	(1,337)	—	(1,337)
Gross balance, June 30, 2020	1,764	7	1,771	6,239,680	13,048	6,252,728
Accumulated depreciation and amortization				(900,501)	(340)	(900,841)
Net balance, June 30, 2020 (5)				$5,339,179	$12,708	$5,351,887

(1)	Includes investments of $7.6 million in revenue producing capitalized expenditures, as well as $2.4 million of non-revenue producing capitalized expenditures during the six months ended June 30, 2020.
(2)	For the six months ended June 30, 2020, the total gain on disposal of assets for properties held in use and held for sale was $1.1 million and $0.1 million, respectively.
(3)	Impairments on owned real estate is comprised of $61.4 million of real estate and intangible asset impairment and $0.3 million of allowance for credit losses on direct financing leases.
(4)

Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles which have been fully amortized.

(5)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at June 30, 2020 is as follows:
Operating lease held in use land and buildings, net	$5,102,347
Intangible lease assets, net	350,466
Real estate assets under direct financing leases, net	7,300
Real estate assets held for sale, net	12,708
Intangible lease liabilities, net	(120,934)
Net balance	$5,351,887

Operating Leases

As of June 30, 2020 and December 31, 2019, the Company held 1,756 and 1,745 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Base Cash Rent(1)	$110,166	$98,418	$226,712	$195,217
Variable cash rent (including reimbursables)	2,404	2,942	5,793	6,580
Straight-line rent, net of uncollectible reserve(2)	4,392	4,485	5,486	7,392
Amortization of above- and below- market lease intangibles, net (3)	228	661	562	1,384
Total rental income	$117,190	$106,506	$238,553	$210,573
(1)

Includes rent reserved as uncollectible of $4.8 million and net recoveries of $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and reserves of $5.6 million and net recoveries of $1.0 million for the six months ended June 30, 2020 and 2019, respectively.

(2)

Includes net uncollectible reserve/(recovery) of $2.4 million and $(0.6 million) for the three months ended June 30, 2020 and 2019, respectively, and $6.7 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.

(3)

Excludes amortization of in-place leases of $8.7 million and $6.5 million for the three months ended June 30, 2020 and 2019, respectively, and $17.5 million and $13.2 million for the six months ended June 30, 2020 and 2019, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after July 1, 2020) at June 30, 2020 are as follows (in thousands):

June 30, 2020
Remainder of 2020	$237,029
2021	466,427
2022	449,638
2023	429,129
2024	405,130
Thereafter	3,066,883
Total future minimum rentals	$5,054,236

Because lease renewal periods are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2020	December 31, 2019
In-place leases	$441,072	$457,616
Above-market leases	84,385	95,002
Less: accumulated amortization	(174,991)	(167,539)
Intangible lease assets, net	$350,466	$385,079

Below-market leases	$173,362	$176,816
Less: accumulated amortization	(52,428)	(49,481)
Intangible lease liabilities, net	$120,934	$127,335

Direct Financing Leases

As of June 30, 2020, the Company held one property under a direct financing lease, which was held in use. As of June 30, 2020, this property had $3.8 million in scheduled minimum future payments to be received under the remaining non-cancellable terms of its lease. The Company evaluated the collectability of the amounts receivable under the direct financing lease, and recorded a reserve for uncollectible amounts totaling $0.3 million against the net investment balance of $7.6 million as of June 30, 2020, primarily as a result of the borrower’s credit rating being non-investment grade and the initial term extending until 2027.

Loans Receivable

As of June 30, 2020, the Company held two first-priority mortgage loans. The mortgage loans are secured by single-tenant commercial properties and have fixed interest rates over the term of the loans. As of June 30, 2020, these loans had an outstanding principal balance of $29.1 million and an unamortized premium balance of $0.2 million. The Company evaluated the collectability of the amounts receivable under the loans receivable and recorded an allowance for loan losses of $0.3 million on January 1, 2020, primarily driven by the borrowers’ having investment grade credit ratings and maturities in 2020. The Company reversed $0.2 million of the reserve in the second quarter of 2020 due to the shorter time to maturity and no change in the borrower’s credit ratings. As of June 30, 2020, there was a remaining allowance of $0.1 million against the carrying value of $29.3 million.

Impairments and Allowance for Credit Losses

The following table summarizes total impairments and allowance for credit losses recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Real estate and intangible asset impairment	$21,272	$3,607	$61,436	$7,299
Allowance for credit losses on direct financing leases	—	—	304	—
(Reversal)/allowance for credit losses on loans receivable	(223)	—	83	—
Total impairment loss	$21,049	$3,607	$61,823	$7,299

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

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	June 30, 2020	December 31, 2019
Revolving credit facilities	3.66%	—	2.8	$—	$116,500
Term loans	1.96%	1.69%	1.8	400,000	—
Senior Unsecured Notes	3.85%	3.73%	8.1	1,500,000	1,500,000
CMBS	5.81%	5.47%	3.3	216,316	218,338
Convertible Notes	5.64%	3.75%	0.9	345,000	345,000
Total debt	4.10%	3.55%	5.7	2,461,316	2,179,838
Debt discount, net				(6,804)	(9,272)
Deferred financing costs, net (4)				(18,004)	(17,549)
Total debt, net				$2,436,508	$2,153,017
(1)

The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the six months ended June 30, 2020 and based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of June 30, 2020.
(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of June 30, 2020.
(4)	The Company records deferred financing costs for its revolving credit facilities in deferred costs and other assets, net on its consolidated balance sheets.

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

As of June 30, 2020, the outstanding loans under the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum, in each case, based on the Operating Partnership's credit rating, which was upgraded to BBB by S&P in May 2019. Prior to the upgrade, the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incurred a facility fee of 0.25% per annum.

Deferred financing costs incurred in connection with entering into the 2019 Credit Facility are being amortized to interest expense over its remaining initial term. The unamortized deferred financing costs were $3.1 million as of June 30, 2020, compared to $3.7 million as of December 31, 2019, and are recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.

As of June 30, 2020, the full $800.0 million of borrowing capacity was available under the 2019 Credit Facility. No outstanding letters of credit existed under the agreement as of June 30, 2020. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of June 30, 2020, the Company and the Operating Partnership were in compliance with these financial covenants.

Term Loans

On April 2, 2020, the Operating Partnership entered into the 2020 Term Loan Agreement, which provided for $200 million of unsecured term loans and has a maturity date of April 2, 2022. The 2020 Term Loan Agreement also had an accordion feature to increase the available term loans up to an aggregate of $400 million, which the Operating Partnership fully exercised in the second quarter of 2020 to borrow an additional $200 million of term loans. As of June 30, 2020, the 2020 Term Loans bore interest at LIBOR plus an applicable margin of 1.5% per annum, based on the Operating Partnership’s credit rating. If any 2020 Term Loans are outstanding after April 2, 2021, the Operating Partnership will be required to pay a one-time fee in an amount equal to 0.20% of the outstanding principal amount of the loans.

In connection with entering into the 2020 Term Loan Agreement, the Company incurred $2.5 million in deferred financing costs, which are being amortized to interest expense over the 2020 Term Loans’ remaining initial term. As of June 30, 2020, the unamortized deferred financing costs were $2.2 million and are recorded net against the Term loan principal balance on the accompanying consolidated balance sheets.

In connection with the borrowings under the 2020 Term Loan Agreement, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of June 30, 2020, the Company and the Operating Partnership were in compliance with these financial covenants.

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Stated Interest Rate	June 30, 2020	December 31, 2019
2026 Senior Notes	September 15, 2026	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	3.20%	300,000	300,000
2029 Senior Notes	July 15, 2029	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	3.40%	500,000	500,000
Total Senior Unsecured Notes		3.73%	$1,500,000	$1,500,000

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

Deferred financing costs and offering discounts incurred in connection with the issuance the Senior Unsecured Notes are being amortized to interest expense over the lives of the respective Senior Unsecured Notes. As of June 30, 2020 and December 31, 2019, the unamortized deferred financing costs were $12.3 million and $12.9 million, respectively, and the unamortized discount was $2.9 million and $3.0 million, respectively. Both the deferred financing costs and offering discount are recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.

In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of June 30, 2020, the Company and the Operating Partnership were in compliance with these financial covenants.

CMBS

As of June 30, 2020, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under five fixed-rate non-recourse loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of June 30, 2020 for the loans ranged from 5.23% to 6.00%, with a weighted average stated rate of 5.47%. As of June 30, 2020, the loans were secured by 88 properties. As of June 30, 2020 and December 31, 2019, the unamortized deferred financing costs associated with the CMBS loans were $2.2 million and $2.6 million, respectively, and the unamortized net offering premium was $0.3 million as of both periods. Both the deferred financing costs and offering premium were recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.

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

The 2021 Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation’s common stock, or a combination thereof. The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding a current threshold of $0.73026 per share. As of June 30, 2020, the conversion rate was 17.4458 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the Spin-Off, in addition to the other regular dividends declared during the life of the Convertible Notes. Earlier conversion may be triggered if shares of the Corporation’s common stock trade higher than the established thresholds, if the 2021 Notes trade below established thresholds, or certain corporate events occur.

Offering discount and deferred financing costs incurred in connection with the issuance of the Convertible Notes are being amortized to interest expense over the term of the respective Convertible Notes and, as such, the amounts related to the 2019 Notes were fully amortized in May 2019. As of June 30, 2020 and December 31, 2019, the unamortized discount was $4.2 million and $6.5 million, respectively. As of June 30, 2020 and December 31, 2019, the unamortized deferred financing costs were $1.3 million and $2.1 million, respectively. These amounts are shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature was $55.1 million as of both June 30, 2020 and December 31, 2019 and is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

Debt Extinguishment

During the six months ended June 30, 2020, we did not extinguish any debt.

During the six months ended June 30, 2019, the Company retired the Master Trust 2013 notes, resulting in a loss on debt extinguishment of $14.7 million. The Company also extinguished a total of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property. The loan had a default interest rate of 9.85% and resulted in a gain on debt extinguishment of $9.5 million. Finally, as a result of the termination of the 2015 Credit Agreement and the 2015 Term Loan Agreement, the Company recognized a loss on debt extinguishment of $0.7 million.

Debt Maturities

As of June 30, 2020, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2020	$2,078	$—	$2,078
2021	4,365	345,000	349,365
2022	4,617	400,000	404,617
2023	3,074	197,912	200,986
2024	590	—	590
Thereafter	3,610	1,500,070	1,503,680
Total	$18,334	$2,442,982	$2,461,316

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense – revolving credit facilities (1)	$804	$1,798	$2,860	$3,976
Interest expense – term loans	1,671	5,691	1,671	9,669
Interest expense – Senior Unsecured Notes	13,987	3,515	27,975	6,853
Interest expense – mortgages and notes payable	2,998	5,829	6,011	12,082
Interest expense – Convertible Notes (2)	3,235	4,649	6,469	10,776
Non-cash interest expense:
Amortization of deferred financing costs	1,456	1,774	2,598	3,805
Amortization of debt discount, net	1,242	1,920	2,466	4,626
Amortization of net losses related to interest rate swaps	702	—	1,404	—
Total interest expense	$26,095	$25,176	$51,454	$51,787

(1)

Includes facility fees of approximately $0.4 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.

(2)

Included in interest expense on the Operating Partnership's consolidated statements of operations are amounts paid to the Company by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.

NOTE 5. STOCKHOLDERS’ EQUITY AND PARTNERS' CAPITAL

Common Stock

During the six months ended June 30, 2020, portions of awards of restricted common stock and market-based share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 117.5 thousand shares of common stock valued at $4.4 million, solely to pay the associated statutory tax withholdings during the six months ended June 30, 2020.

In June 2020, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9.2 million shares of common stock at an initial public offering price of $37.35 per share, before underwriting discounts and offering expenses.The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The forward sale price that the Company will receive upon physical settlement of the agreements, which was initially $35.856 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of June 30, 2020, none of these shares had been settled.

In November 2016, the Board of Directors approved a $500 million ATM Program. The agreement provides for the offer and sale of shares of the Corporation’s common stock having an aggregate gross sales price of up to $500.0 million through the agents, as its sales agents or, if applicable, as forward sellers for forward purchasers, or directly to the agents acting as principals. The Company may sell shares in amounts and at times to be determined by the Company but has no obligation to sell any shares in the ATM program. Since inception of the ATM Program through June 30, 2020, 5.6 million shares of the Corporation’s common stock have been sold, of which 0.4 million were sold during the six months ended June 30, 2020 at a weighted average price per share of $49.30, generating $17.9 million in gross proceeds. 3.8 million of these sales were through forward sales agreements, including all of the shares sold during the six months ended June 30, 2020. There were no open forward sales agreements under the ATM Program as of June 30, 2020. Aggregate gross proceeds capacity of $246.3 million remained available under the program as of June 30, 2020.

Preferred Stock

As of June 30, 2020, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis).

Dividends Declared

For the six months ended June 30, 2020, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 27, 2020	$0.625	March 31, 2020	$64,338	April 15, 2020
May 22, 2020	$0.625	June 30, 2020	$64,402	July 15, 2020
Preferred Stock
February 27, 2020	$0.375	March 13, 2020	$2,588	March 31, 2020
May 22, 2020	$0.375	June 15, 2020	$2,588	June 30, 2020

The common stock dividend declared on May 22, 2020 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of June 30, 2020.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of both June 30, 2020 and December 31, 2019.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of June 30, 2020, no accruals have been made.

As of June 30, 2020, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of June 30, 2020, the Company had commitments totaling $13.0 million, all of which are to fund improvements on properties the Company currently owns. $11.8 million of these commitments are expected to be funded during fiscal year 2020, with the remainder to be funded by the end of 2021.

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

The Company is also a lessee under five long-term, non-cancellable ground leases under which it is obligated to pay monthly rent as of June 30, 2020. For all five of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 7.2 years.

As of June 30, 2020, the Company had a right-of-use lease asset balance of $5.0 million and total operating lease liabilities of $6.9 million for these lessee contracts.

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

In December 2018, the Company entered into interest rate swap agreements. In the third quarter of 2019, the Company terminated its interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a proportion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and will be amortized over the remaining initial term of the interest rate swaps, which ends March 31, 2024. As of June 30, 2020, the unamortized portion of loss in AOCL related to terminated interest rate swaps was $10.1 million.

The following table provides information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross amount of loss recognized in AOCL on derivatives	$—	$(9,097)	$—	$(14,326)
Amount of loss reclassified from AOCL to termination of interest rate swaps	—	343	—	551
Amount of loss reclassified from AOCL to interest (1)	702	—	1,404	—
Net reclassification of amounts from (to) AOCL	$702	$(8,754)	$1,404	$(13,775)
(1)	Interest expense for the three and six months ended June 30, 2020 was $26.1 million and $51.5 million, respectively.

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

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at June 30, 2020
Impaired at March 31, 2020	$52,131	$—	$—	$52,131
Impaired at June 30, 2020	$10,294	$—	$—	$10,294

Assets held at December 31, 2019
Impaired at June 30, 2019	$1,893	$—	$—	$1,893
Impaired at September 30, 2019	$1,093	$—	$—	$1,093
Impaired at December 31, 2019	$11,594	$—	$—	$11,594

As of June 30, 2020, the Company held 24 properties that were impaired during 2020. As of December 31, 2019, the Company held 16 properties that were impaired during 2019. For one of the properties held at June 30, 2020, the Company estimated fair value using a capitalization rate of 10.06% based on comparative capitalization rates from market comparables. For one of the properties held at December 31, 2019, the Company estimated fair value using a capitalization rate of 9.62% based on comparative capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs and, for the properties valued using comparable properties at June 30, 2020, the price per square foot includes a discount of 0-10% to account for the market impact of COVID-19. The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
June 30, 2020
Comparable Properties	Retail	14	$4.35 - $320.89	$49.77	573,784
PSA, LOI or BOV	Retail	7	$30.66 - $349.62	$44.57	349,609
PSA, LOI or BOV	Industrial	1	$13.79	$13.79	35,551
PSA, LOI or BOV	Office	1	$96.39	$96.39	4,310

December 31, 2019
Comparable Properties	Retail	4	$34.45 - $740.74	$104.84	35,885
PSA, LOI or BOV	Retail	10	$24.78 - $323.00	$50.71	165,773
PSA, LOI or BOV	Office	1	$99.37	$99.37	4,310

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

In addition, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at June 30, 2020 and December 31, 2019. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities. The estimated fair values of these financial instruments have been derived either based on (i) market quotes for identical or similar instruments in markets that are not active or (ii) discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$29,163	$29,823	$34,465	$35,279
2019 Credit Facility	—	—	116,500	119,802
2020 Term Loans	397,824	400,231	—	—
Senior Unsecured Notes, net (1)	1,484,884	1,455,070	1,484,066	1,543,919
Mortgages and notes payable, net (1)	214,338	228,768	216,049	235,253
Convertible Notes, net (1)	339,462	344,597	336,402	356,602
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
NOTE 9. INCENTIVE AWARD PLAN

Restricted Shares of Common Stock

During the six months ended June 30, 2020, the Company granted 148 thousand restricted shares under the Amended Incentive Award Plan to certain executive officers, directors and employees. The Company recorded $6.9 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period. As of June 30, 2020, there were approximately 296 thousand unvested restricted shares outstanding.

Market-Based Awards

During the six months ended June 30, 2020, the Board of Directors, or committee thereof, approved target grants of 88 thousand market-based awards to executive officers of the Company. The performance period of these grants runs primarily through December 31, 2022. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 300%. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation were expected volatility of the Company of 25.2% and expected volatility of the Company's peers, ranging from 18.1% to 27.3%, with an average volatility of 21.7% and a risk-free interest rate of 1.07%. The fair value of the market-based award per share was $67.30 as of the grant date. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years.

Approximately $1.6 million and $2.7 million in dividend rights have been accrued as of June 30, 2020 and December 31, 2019, respectively. For outstanding non-vested awards at June 30, 2020, 0.4 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

For the three months ended June 30, 2020 and 2019, the Company recognized $3.3 million and $3.9 million, respectively, in stock-based compensation expense, and for the six months ended June 30, 2020 and 2019, the Company recognized $6.8 million and $7.5 million, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2020, the remaining unamortized stock-based compensation expense totaled $18.4 million, comprised of $9.7 million related to restricted stock awards and $8.7 million related to market-based awards. As of December 31, 2019, the unamortized stock-based compensation expense totaled $12.6 million, comprised of $6.6 million related to restricted stock awards and $6.0 million related to market-based awards. Amortization is recognized on a straight-line basis over the service period of each applicable award.

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

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net (loss) income per share and unit computed using the two-class method (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted (loss) income:
(Loss) income from continuing operations	$(413)	$45,737	$(16,260)	$89,315
Less: dividends paid to preferred stockholders	(2,588)	(2,588)	(5,176)	(5,176)
Less: dividends attributable to unvested restricted stock	(185)	(250)	(392)	(522)
Net (loss) income attributable to common stockholders used in basic and diluted (loss) income per share	$(3,186)	$42,899	$(21,828)	$83,617

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	102,980,619	87,422,369	102,765,967	86,673,672
Less: unvested weighted average shares of restricted stock	(301,652)	(420,382)	(311,410)	(419,974)
Basic weighted average shares of common stock outstanding	102,678,967	87,001,987	102,454,557	86,253,698
Net (loss) income per share attributable to common stockholders - basic	$(0.03)	$0.49	$(0.21)	$0.97

Diluted weighted average shares of common stock outstanding: (1)
Plus: unsettled shares under open forward equity contracts	—	772,040	—	328,617
Plus: unvested market-based awards	—	116,672	—	196,982
Diluted weighted average shares of common stock outstanding	102,678,967	87,890,699	102,454,557	86,779,297
Net (loss) income per share attributable to common stockholders - diluted	$(0.03)	$0.49	$(0.21)	$0.96

Potentially dilutive shares of common stock
Unvested shares of restricted stock, less shares assumed repurchased at market	—	160,606	66,920	191,215
Unsettled shares under open forward equity contracts	—	—	607,636	—
Unvested shares of market-based awards	83,625	—	230,537	—

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

The Corporation intends to satisfy its exchange obligation for the principal amount of the 2021 Convertible Notes to the note holders entirely in cash; therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the six months ended June 30, 2020 and 2019, the Corporation’s average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread of the 2021 Convertible Notes.

Note 11. Related Party Transactions and Arrangements

Continuing Involvement

Subsequent to the Spin-Off, the Company has had continuing involvement with SMTA through related party agreements. The Company had cash inflows from SMTA of $0.8 million and cash outflows to SMTA of $4 thousand for the six months ended June 30, 2020. The Company had cash inflows from SMTA of $22.7 million and cash outflows to SMTA of $22.7 million for the six months ended June 30, 2019.

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

Asset Management Agreement and Interim Management Agreement

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Operating Partnership provided various management services to SMTA. On June 2, 2019, concurrently with SMTA’s entry into an agreement to sell Master Trust 2014, the Company entered into a termination agreement of the Asset Management Agreement, which became effective on September 20, 2019. On June 2, 2019, the Company and SMTA also entered into an Interim Management Agreement, which became effective on September 20, 2019, and which provides that the Company is entitled to an annual management fee of $1 million for the initial one-year term thereof and $4 million per annum for any renewal term, in each case plus certain cost reimbursements. The Interim Management Agreement is terminable at any time by SMTA and may be terminated at any time upon 180 days’ prior written notice by the Company, in each case without payment of a termination fee. On March 18, 2020, the Company notified SMTA of its intention to terminate the Interim Asset Management Agreement effective as of September 14, 2020. Management fees of $0.2 million and $0.5 million were earned during the three and six months ended June 30, 2020, respectively, compared to $5.0 million and $10.0 million during the three and six months ended June 30, 2019, respectively, and are included in related party fee income in the consolidated statements of operations. As of both June 30, 2020 and December 31, 2019, the Company did not have material accrued receivable balances related to the Interim Management Agreement.

Property Management and Servicing Agreement

Prior to September 20, 2019, the Operating Partnership provided property management services and special services for Master Trust 2014. The property management fees accrued daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrued daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. Property management fees of $1.4 million and $3.0 million were earned during the three and six months ended June 30, 2019, respectively, and special servicing fees of $0.4 million and $0.8 million were earned during the three and six months ended June 30, 2019, respectively. These fees are included in related party fee income in the consolidated statements of operations. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the notes were retired and the Property Management and Servicing Agreement was terminated.

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

As of June 30, 2020, our owned real estate represented investments in 1,771 properties. Our properties are leased to 294 tenants across 48 states and 28 retail industries. As of June 30, 2020, our owned properties were approximately 99.2% occupied (based on the number of economically yielding properties). In addition, our investment in real estate includes commercial mortgage and other loans primarily secured by 43 real estate properties or other related assets.

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

Given the timing of the onset in the U.S., the COVID-19 pandemic had a minimal impact on our first quarter 2020 results. During the second quarter of 2020, business disruption across our tenant base accelerated, as certain of our tenants, especially those in industries considered “non-essential” under varying state “shelter-in-place” and “stay-at-home” orders and other restrictions, experienced occupancy challenges or even closures. As a result, many of our tenants requested rent deferrals (and other forms of relief). Our discussions with tenants requesting relief have substantially focused on industries that are directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly health and fitness, movie theaters, quick service and casual dining restaurants, entertainment, car washes, dealerships, home décor, home furnishings, department stores and education. These and other industries may be further impacted in the future depending on various factors, including the duration of the COVID-19 pandemic and further restrictions intended to prevent its spread. Even after certain of such restrictions are lifted or reduced, the willingness of customers to visit our tenants’ businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. We are not able to predict the duration of such customer behavior or the COVID-19 pandemic.

As of July 27, 2020, we have collected approximately 75% of second quarter 2020 Base Rent of $117.4 million, deferred or approved deferrals for approximately 19% and abated or approved abatements for approximately 2%. There is currently a lesser impact to the second half of 2020, for which we have $9.7 million of rent deferred (including the maximum impact of arrangements that have a sliding scale based on performance of the underlying property) and $1.3 million of rent abated. For the remaining deferred rent, the deferral periods range generally from one to six months, with an average deferral period of three months and an average repayment period of 12 months. Of the tenants who we have granted rent deferrals, 20% are public companies and the weighted average remaining lease term of leases with deferrals is 7.6 years (based on Base Rent). Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. Refer to “Part II—Other Information, Item 1A. Risk Factors” for additional information about the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

	Three Months Ended June 30,
(In Thousands)	2020	2019	Change	% Change
Revenues:
Rental income	$117,190	$106,506	$10,684	10.0%
Interest income on loans receivable	390	920	(530)	(57.6)%
Earned income from direct financing leases	131	308	(177)	(57.5)%
Related party fee income	250	7,249	(6,999)	(96.6)%
Other income	563	762	(199)	(26.1)%
Total revenues	118,524	115,745	2,779	2.4%
Expenses:
General and administrative	11,975	13,833	(1,858)	(13.4)%
Property costs (including reimbursable)	7,234	4,407	2,827	64.1%
Deal pursuit costs	14	173	(159)	(91.9)%
Interest	26,095	25,176	919	3.7%
Depreciation and amortization	53,160	41,342	11,818	28.6%
Impairments	21,049	3,607	17,442	NM
Total expenses	119,527	88,538	30,989	35.0%
Other income:
Loss on debt extinguishment	—	(14,676)	14,676	(100.0)%
Gain on disposition of assets	658	29,776	(29,118)	(97.8)%
Preferred dividend income from SMTA	—	3,750	(3,750)	(100.0)%
Total other income	658	18,850	(18,192)	(96.5)%
(Loss) income before income tax expense	(345)	46,057	(46,402)	NM
Income tax expense	(68)	(320)	252	(78.8)%
Net (loss) income	$(413)	$45,737	$(46,150)	NM

NM - Percentages over 100% are not displayed.

REVENUES

Rental income

	Three Months Ended June 30,
(In Thousands)	2020	2019
Base Cash Rent	$110,166	$98,418
Variable cash rent (including reimbursables)	2,404	2,942
Straight-line rent, net of uncollectible reserve	4,392	4,485
Amortization of above- and below- market lease intangibles, net	228	661
Total rental income	$117,190	$106,506

We were a net acquirer of income-producing real estate over the trailing twelve-month period, resulting in an increase in our Base Cash Rent period-over-period. During the trailing twelve months ended June 30, 2020, we acquired 237 properties, with a Real Estate Investment Value of $1.06 billion, and disposed of 29 properties, with a Real Estate Investment Value of $115.0 million. The increase was partially offset by an increase in reserves on rental income driven by tenant credit issues from the COVID-19 pandemic from a net recovery of $0.8 million for the three months ended June 30, 2019 to net reserves of $4.8 million for three months ended June 30, 2020. The increase period-over-period was also reduced by $2.4 million of rent abatements for the three months ended June 30, 2020, executed as relief due to the COVID-19 pandemic. Finally, included in the Base Cash Rent for the three months ended June 30, 2020 are rent deferrals related to the effects of the COVID-19 pandemic of $22.3 million.

The primary component of variable cash rent is tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income was $2.4 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively, and was driven by the tenant reimbursable property costs described below. These amounts represented approximately 2.0% and 2.6% of rental income for the three months ended June 30, 2020 and 2019, respectively.

Non-cash rental income consists of straight-line rental revenue, amortization of above- and below-market lease intangibles and bad debt expense. Non-cash rental income remained relatively flat period-over-period as the increase in straight-line rental revenue related to net acquisitions was almost fully offset by an increase in reserves on straight-line rental revenue period-over-period as a result of increased tenant credit issues.

Related party fee income

In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provided a management team responsible for implementing SMTA ’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $5.0 million of revenues during the three months ended June 30, 2019. Additionally, under the terms of this agreement, we recognized $0.4 million of stock compensation awarded by SMTA to an employee of Spirit for the three months ended June 30, 2019, which was fully offset by $0.4 million in general and administrative expenses recognized for other compensation. This agreement was terminated in conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019. We entered into an Interim Management Agreement for an initial annual fee of $1.0 million, under which we agreed to manage and liquidate the remaining SMTA assets. Under this agreement, we recognized $0.2 million of revenues for the three months ended June 30, 2020. On March 18, 2020, we provided notification to SMTA that we intend to terminate the Interim Management Agreement, effective as of September 14, 2020.

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

EXPENSES

General and administrative

Period-over-period general and administrative expenses decreased, driven by a decrease in compensation expenses of $2.1 million, primarily as a result of decreased accruals for market-based and merit-based compensation, as well as a decrease of $0.2 million in travel expenses as a result of the COVID-19 pandemic. This decrease was partially offset by $0.7 million of expenses recognized during the three months ended June 30, 2020 related to the COVID-19 pandemic, primarily as a result of increased legal fees for executing rent deferral or abatement agreements.

Property costs (including reimbursable)

For the three months ended June 30, 2020, property costs were $7.2 million (including $3.0 million of tenant reimbursable expenses), compared to $4.4 million (including $3.5 million of tenant reimbursable expenses) for the same period in 2019. As such, reimbursable property costs decreased period-over-period, primarily due to certain property taxes no longer being considered recoverable. The increase in non-reimbursable costs of $3.3 million was driven primarily by an increase in non-reimbursable property taxes of $2.7 million due to bankruptcies and tenant credit issues from the COVID-19 pandemic, as well as an increase in non-reimbursable property-level legal expenses of $0.6 million.

Interest

The increase in interest expense was driven by the issuance of the 2029 Senior Notes in the second quarter of 2019, the 2027 Senior Notes and 2030 Senior Notes in the third quarter of 2019 and the 2020 Term Loans in the second quarter of 2020. The increase was partially offset by the following:

•	the maturity and repayment of the $402.5 million aggregate principal amount of 2.875% Convertible 2019 Notes on May 15, 2019,
•	the early repayment of the Master Trust 2013 notes on June 20, 2019, and
•	the repayment and termination of the A-1 Term Loans and A-2 Term Loans on September 16, 2019,
•	and lower usage under the revolving credit facilities period-over-period.

The following table summarizes our interest expense on related borrowings:

	Three Months Ended June 30,
(In Thousands)	2020	2019
Interest expense – revolving credit facilities (1)	$804	$1,798
Interest expense – term loans	1,671	5,691
Interest expense – Senior Unsecured Notes	13,987	3,515
Interest expense – mortgages and notes payable	2,998	5,829
Interest expense – Convertible Notes	3,235	4,649
Non-cash interest expense	3,400	3,694
Total interest expense	$26,095	$25,176
(1)	Includes facility fees of approximately $0.4 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively.

Depreciation and amortization

We were a net acquirer during the trailing twelve-month period of $949.3 million of Real Estate Investment Value, resulting in an increase period-over-period in depreciation and amortization. The following table summarizes our depreciation and amortization expense:

	Three Months Ended June 30,
(In Thousands)	2020	2019
Depreciation of real estate assets	$44,360	$34,737
Amortization of lease intangibles	8,654	6,463
Other depreciation	146	142
Total depreciation and amortization	$53,160	$41,342

Impairments

During the three months ended June 30, 2020, we recorded impairment losses of $21.0 million. Impairment of $1.0 million was recorded on three Vacant properties held for use. Impairment of $1.6 million was recorded on underperforming properties, comprised of $1.6 million on two underperforming properties held for use and a de minimis amount on one underperforming property held for sale. Impairment of $18.6 million was recorded on lease intangible assets, primarily as a result of a tenant bankruptcy that had credit issues prior to the COVID-19 pandemic that resulted in the termination of the lease for four properties. Finally, we reversed $0.2 million of previously recorded allowance for loan loss as a result of the loan nearing its maturity without changes to the borrower’s credit quality indicators.

During the three months ended June 30, 2019, we recorded impairment losses of $3.6 million. Impairment of $0.1 million was recorded on one Vacant property held for use. Impairment of $3.2 million was recorded on underperforming properties, comprised of $2.5 million recorded on five underperforming properties held for use and $0.7 million recorded on one underperforming property held for sale. The remaining impairment charges of $0.3 million were recorded on lease intangible assets.

Loss on debt extinguishment

During the three months ended June 30, 2020, we did not extinguish any debt. During the three months ended June 30, 2019, we retired the remaining Master Trust 2013 notes, which had $158.5 million of aggregate principal outstanding and a stated interest rate of 5.27%. This resulted in a loss on debt of extinguishment of $14.7 million, primarily as a result of early repayment penalties.

Gain on disposition of assets

During the three months ended June 30, 2020, we disposed of three Vacant properties, resulting in net gains totaling $0.7 million. For the same period in 2019, we disposed of 18 properties and recorded net gains totaling $29.8 million. There were $28.6 million in net gains on the sale of eight active properties and $1.2 million in net gains on the sale of ten Vacant properties.

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

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

	Six Months Ended June 30,
(In Thousands)	2020	2019	Change	% Change
Revenues:
Rental income	$238,553	$210,573	$27,980	13.3%
Interest income on loans receivable	809	1,906	(1,097)	(57.6)%
Earned income from direct financing leases	308	704	(396)	(56.3)%
Related party fee income	500	14,176	(13,676)	(96.5)%
Other income	1,074	979	95	9.7%
Total revenues	241,244	228,338	12,906	5.7%
Expenses:
General and administrative	25,465	27,014	(1,549)	(5.7)%
Property costs (including reimbursable)	13,170	9,561	3,609	37.7%
Deal pursuit costs	1,033	244	789	NM
Interest	51,454	51,787	(333)	(0.6)%
Depreciation and amortization	105,396	82,691	22,705	27.5%
Impairments	61,823	7,299	54,524	NM
Total expenses	258,341	178,596	79,745	44.7%
Other income:
Loss on debt extinguishment	—	(5,893)	5,893	(100.0)%
Gain on disposition of assets	1,046	38,506	(37,460)	(97.3)%
Preferred dividend income from SMTA	—	7,500	(7,500)	(100.0)%
Total other income	1,046	40,113	(39,067)	(97.4)%
(Loss) income before income tax expense	(16,051)	89,855	(105,906)	NM
Income tax expense	(209)	(540)	331	(61.3)%
Net (loss) income	$(16,260)	$89,315	$(105,575)	NM

NM - Percentages over 100% are not displayed.

REVENUES

Rental income

	Six Months Ended June 30,
(In Thousands)	2020	2019
Base Cash Rent	$226,712	$195,217
Variable cash rent (including reimbursables)	5,793	6,580
Straight-line rent, net of uncollectible reserve	5,486	7,392
Amortization of above- and below- market lease intangibles, net	562	1,384
Total rental income	$238,553	$210,573

We were a net acquirer of income-producing real estate over the trailing twelve-month period, resulting in an increase in our Base Cash Rent period-over-period. During the trailing twelve months ended June 30, 2020, we acquired 237 properties, with a Real Estate Investment Value of $1.06 billion, and disposed of 29 properties, with a Real Estate Investment Value of $115.0 million. The increase was partially offset by an increase in reserves on rental income driven by tenant credit issues from the COVID-19 pandemic from a net recovery of $1.0 million for the six months ended June 30, 2019 to net reserves of $5.6 million for six months ended June 30, 2020. The increase period-over-period was also reduced by $2.4 million of rent abatements for the six months ended June 30, 2020, executed as relief due to the COVID-19 pandemic. Finally, included in the Base Cash Rent for the six months ended June 30, 2020 are rent deferrals related to the effects of the COVID-19 pandemic of $22.3 million.

The primary component of variable cash rent is tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income was $5.5 million and $6.3 million for the six months ended June 30, 2020 and 2019, respectively, and was driven by the tenant reimbursable property costs described below. These amounts represented approximately 2.3% and 3.0% of rental income for the six months ended June 30, 2020 and 2019, respectively.

Non-cash rental income consists of straight-line rental revenue, amortization of above- and below-market lease intangibles and bad debt expense. The remaining decrease in non-cash rental income was primarily driven by an increase in reserves on straight-line rental revenue period-over-period as a result of increased tenant credit issues, which was partially offset by an increase in straight-line rental revenue related to net acquisitions.

Related party fee income

In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provided a management team responsible for implementing SMTA’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $10.0 million of revenues during the six months ended June 30, 2019. Additionally, under the terms of this agreement, we recognized $0.4 million of stock compensation awarded by SMTA to an employee of Spirit for the six months ended June 30, 2019, which was fully offset by $0.4 million in general and administrative expenses recognized for other compensation. This agreement was terminated in conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019. We entered into an Interim Management Agreement for an initial annual fee of $1.0 million, under which we agreed to manage and liquidate the remaining SMTA assets. Under this agreement, we recognized $0.5 million of revenues for the six months ended June 30, 2020. On March 18, 2020, we provided notification to SMTA that we intend to terminate the Interim Management Agreement, effective as of September 14, 2020.

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

EXPENSES

General and administrative

Period-over-period general and administrative expenses decreased, driven by a decrease in compensation expenses of $2.5 million, primarily as a result of decreased accruals for market-based and merit-based compensation, as well as a decrease of $0.3 million in travel expenses as a result of the COVID-19 pandemic. This decrease was partially offset by $0.7 million of expenses recognized during the three months ended June 30, 2020 related to the COVID-19 pandemic, primarily as a result of increased legal fees for executing rent deferral or abatement agreements.

Property costs (including reimbursable)

For the six months ended June 30, 2020, property costs were $13.2 million (including $6.6 million of tenant reimbursable expenses) compared to $9.6 million (including $7.6 million of tenant reimbursable expenses) for the same period in 2019. As such, reimbursable property costs decreased period-over-period, primarily due to certain property taxes no longer being considered recoverable. The increase in non-reimbursable costs of $4.6 million was driven primarily by an increase in non-reimbursable property taxes of $4.0 million due to bankruptcies and tenant credit issues from the COVID-19 pandemic, as well as an increase in non-reimbursable property-level legal expenses of $0.6 million.

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

The decrease was partially offset by the issuance of the 2029 Senior Notes in the second quarter of 2019, the 2027 Senior Notes and 2030 Senior Notes in the third quarter of 2019 and the 2020 Term Loans in the second quarter of 2020.

The following table summarizes our interest expense on related borrowings:

	Six Months Ended June 30,
(In Thousands)	2020	2019
Interest expense – revolving credit facilities (1)	$2,860	$3,976
Interest expense – term loans	1,671	9,669
Interest expense – Senior Unsecured Notes	27,975	6,853
Interest expense – mortgages and notes payable	6,011	12,082
Interest expense – Convertible Notes	6,469	10,776
Non-cash interest expense	6,468	8,431
Total interest expense	$51,454	$51,787
(1)	Includes facility fees of approximately $0.8 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.

Depreciation and amortization

We were a net acquirer during the trailing twelve-month period of $949.3 million of Real Estate Investment Value, resulting in an increase period-over-period in depreciation and amortization. The following table summarizes our depreciation and amortization expense:

	Six Months Ended June 30,
(In Thousands)	2020	2019
Depreciation of real estate assets	$87,636	$69,206
Amortization of lease intangibles	17,469	13,201
Other depreciation	291	284
Total depreciation and amortization	$105,396	$82,691

Impairments

During the six months ended June 30, 2020, we recorded impairment losses of $61.8 million. Impairment of $1.3 million was recorded on five Vacant properties held for use. Impairment of $41.3 million was recorded on underperforming properties, comprised of $41.2 million on 20 underperforming properties held for use and $0.1 on one underperforming property held for sale. Impairment of $18.8 million was recorded on lease intangible assets, primarily as a result of a tenant bankruptcy that had credit issues prior to the COVID-19 pandemic that resulted in the termination of the lease for four properties. Finally, we recorded allowances for credit losses of $0.3 million on our direct financing lease and $0.1 million on our remaining loans receivable.

During the six months ended June 30, 2019, we recorded impairment losses of $7.3 million. Impairment of $1.2 million was recorded on Vacant properties, comprised of $0.2 million recorded on two Vacant held for use properties and $1.0 million recorded on one Vacant held for sale property. Impairment of $6.3 million was recorded on underperforming properties, comprised of $2.5 million recorded on five underperforming properties held for use and $3.8 million recorded on nine underperforming properties held for sale. These impairment charges were partially offset by $0.2 million of net impairment on lease intangible liabilities.

Loss on debt extinguishment

During the six months ended June 30, 2020, we did not extinguish any debt. During the six months ended June 30, 2019, we retired the remaining Master Trust 2013 notes, which had $158.5 million of aggregate principal outstanding and a stated interest rate of 5.27%. This resulted in a loss on debt of extinguishment of $14.7 million, primarily as a result of early repayment penalties. Additionally, we incurred a loss on debt extinguishment of $0.7 million as a result of the termination of the 2015 Credit Agreement and 2015 Term Loan Agreement in conjunction with entering into the 2019 Revolving Credit and Term Loan Agreement. These losses were partially offset by a gain on debt extinguishment of $9.5 million as a result of extinguishing $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property.

Gain on disposition of assets

During the six months ended June 30, 2020, we disposed of ten properties, resulting in net gains totaling $1.0 million. There were $1.4 million in net gains on the sale of six Vacant properties and minimal net gains on the sale of four active properties. These gains were partially offset by a $0.2 million loss recorded on the sale of a notes receivable and $0.2 million in other net losses.

For the same period in 2019, we disposed of 25 properties and recorded net gains totaling $38.5 million. There were $37.3 million in net gains on the sale of 12 active properties and $1.2 million in net gains on the sale of ten Vacant properties. One property was returned to the lender in conjunction with CMBS debt extinguishment and two properties were leasehold interests that were surrendered to the lessors, which did not result in a gain/loss on disposition.

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

Property Portfolio Information

1,771	99.2%	48	294	28
Owned Properties	Occupancy	States	Tenants	Retail Industries

Diversification By Tenant

The following table sets forth a summary of tenant concentration for our owned real estate properties as of June 30, 2020:

Tenant (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Cajun Global LLC	167	240	2.8%
The Home Depot, Inc.	7	848	2.4%
Walgreen Co.	36	517	2.4%
Alimentation Couche-Tard, Inc.	76	230	2.3%
GPM Investments, LLC	113	306	2.1%
At Home Group Inc.	12	1,487	2.1%
Dollar Tree, Inc.	106	927	2.1%
CVS Caremark Corporation	34	422	2.0%
Life Time Fitness, Inc	5	588	1.9%
Party City Holdings Inc.	3	1,090	1.8%
Other	1,198	29,072	78.1%
Vacant	14	509	—
Total	1,771	36,236	100.0%

(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.

Lease Expirations

The following table sets forth a summary of lease expirations for our owned real estate as of June 30, 2020. As of June 30, 2020, the weighted average remaining non-cancelable initial term of our leases (based on ABR) was 9.9 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	ABR (in thousands) (1)	Total Square Feet (in thousands)	Percent of ABR
Remainder of 2020	11	$2,112	285	0.5%
2021	74	22,564	2,010	4.8%
2022	44	17,015	1,591	3.6%
2023	116	34,492	3,079	7.3%
2024	50	20,411	1,813	4.4%
2025	49	18,425	1,483	3.9%
2026	91	29,035	2,112	6.2%
2027	124	36,807	2,471	7.8%
2028	108	26,906	1,919	5.7%
2029	323	42,081	2,752	9.0%
Thereafter	767	219,772	16,212	46.8%
Vacant	14	—	509	—
Total owned properties	1,771	$469,620	36,236	100.0%

(1) ABR is not adjusted for the impact of abatements provided as relief due to the COVID-19 pandemic. As of the date of this report, SRC has agreed to a total of $1.4 million of abatements for the period from July 1, 2020 – June 30, 2021.

Diversification By Asset Type and Tenant Industry

The following table sets forth a summary of asset types, and for retail assets the tenant industry concentration, for our owned properties as of June 30, 2020:

Asset Type	Tenant Industry	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,659	25,227	80.7%
	Convenience Stores	332	1,048	8.4%
	Restaurants - Quick Service	367	800	7.0%
	Health and Fitness	42	2,185	6.9%
	Restaurants - Casual Dining	135	956	6.1%
	Movie Theaters	37	1,953	5.7%
	Drug Stores / Pharmacies	80	1,034	5.0%
	Grocery	39	1,792	3.8%
	Entertainment	24	1,022	3.7%
	Car Washes	65	308	3.4%
	Dealerships	24	796	3.2%
	Home Improvement	14	1,595	3.1%
	Dollar Stores	162	1,481	3.1%
	Home Décor	15	2,049	2.7%
	Specialty Retail	53	1,142	2.5%
	Warehouse Club and Supercenters	12	1,319	2.4%
	Automotive Service	70	592	2.3%
	Department Stores	14	1,281	2.0%
	Home Furnishings	18	865	1.9%
	Sporting Goods	14	739	1.7%
	Education	36	427	1.7%
	Automotive Parts	55	388	1.2%
	Office Supplies	16	351	0.8%
	Other	8	251	0.7%
	Medical Office	5	65	0.6%
	Pet Supplies & Service	4	133	0.5%
	Apparel	5	150	0.3%
	Vacant	13	505	0.0%
Industrial		69	8,994	11.6%
Office and Other		43	2,015	7.7%
	Total	1,771	36,236	100.0%

Diversification By Geography

The following map and table set forth a summary of geographic concentration for our owned real estate properties as of June 30, 2020:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	259	4,275	11.7%	Louisiana	23	368	1.4%
Florida	121	2,132	7.8%	Utah	18	333	1.3%
Georgia	122	1,983	6.5%	Pennsylvania	20	488	1.2%
Ohio	86	2,396	5.5%	Alaska	9	319	1.1%
California	24	1,236	4.8%	New Hampshire	16	640	1.1%
Tennessee	105	1,798	4.2%	Idaho	16	273	1.0%
Illinois	50	1,258	3.8%	Kansas	18	345	0.8%
Michigan	85	1,511	3.7%	Connecticut	5	686	0.8%
New York	30	1,895	3.7%	Wisconsin	10	391	0.7%
Arizona	45	824	3.1%	Washington	8	185	0.6%
South Carolina	42	677	2.8%	Maine	26	76	0.5%
Virginia	44	1,335	2.6%	Oregon	4	144	0.4%
North Carolina	57	1,138	2.6%	West Virginia	13	202	0.4%
Maryland	9	714	2.5%	Nebraska	9	221	0.4%
Alabama	93	618	2.5%	Montana	3	152	0.4%
Missouri	65	966	2.5%	Massachusetts	2	131	0.4%
Minnesota	25	936	2.3%	Iowa	12	194	0.4%
Colorado	25	978	2.2%	North Dakota	3	105	0.3%
New Mexico	28	583	1.8%	Rhode Island	3	95	0.3%
Indiana	40	830	1.7%	Wyoming	1	35	0.1%
Oklahoma	51	448	1.6%	U.S. V.I.	1	38	0.1%
Mississippi	50	421	1.6%	South Dakota	1	20	0.1%
Kentucky	37	482	1.6%	Delaware	1	5	0.1%
Arkansas	42	637	1.6%	Vermont	1	2	*
New Jersey	13	717	1.4%
*	Less than 0.1%

Liquidity and Capital Resources

FORWARD EQUITY OFFERING

In June 2020, we entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9.2 million shares of common stock at an initial public offering price of $37.35 per share, before underwriting discounts and offering expenses. The forward purchasers borrowed and sold an aggregate of 9.2 million shares of common stock in the offering. We did not receive any proceeds from the sale of our shares of common stock by the forward purchasers at the time of the offering. We intend (subject to our right to elect cash or net share settlement subject to certain conditions) to deliver, upon physical settlement of the forward sale agreements on one or more dates specified by us occurring no later than December 8, 2021, an aggregate of 9.2 million shares of our common stock to the forward purchasers in exchange for cash proceeds per share equal to the applicable forward sale price. The forward sale price that we will receive upon physical settlement of the agreements, which was initially $35.856 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of June 30, 2020, none of these shares had been settled.

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

As of June 30, 2020, 5.6 million shares of our common stock have been sold under the ATM Program. 3.8 million of the sales were sold by forward purchasers through agents under the ATM Program and pursuant to forward sales agreements. The forward sale price that we received upon physical settlement of the agreements was subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. 0.4 million of the shares were sold during the six months ended June 30, 2020, all under forward sales agreements, for net proceeds of $17.6 million, after giving effect to sales agent commissions and other issuance fees of $0.3 million. As of June 30, 2020, we had physically settled our obligations under our existing forward sales agreements and there were no open forward sales agreements. We had remaining capacity to sell common stock having an aggregate gross sales price of up to $246.3 million under the ATM Program as of June 30, 2020.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our ATM program. As of June 30, 2020, available liquidity was comprised of $97.2 million in cash and cash equivalents, $800.0 million of borrowing capacity under the 2019 Credit Facility and $12.2 million in restricted cash and restricted cash equivalents. We also have remaining capacity to sell common stock having an aggregate gross sales price of up to $246.3 million under our

ATM Program as of June 30, 2020 and $324.0 million of expected proceeds available assuming the full physical settlement of our open forward equity contracts. We believe that this available liquidity makes us well positioned to navigate any macroeconomic uncertainty resulting from the COVID-19 pandemic restrictions intended to prevent its spread.

LONG-TERM LIQUIDITY AND CAPITAL RESOURCES

We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, by obtaining asset level financing and by issuing fixed-rate secured or unsecured notes and bonds. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock. We continually evaluate financing alternatives and believe that we can obtain financing on reasonable terms. However, we cannot be sure that we will have access to the capital markets at times and on terms that are acceptable to us. Refer to “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for additional information about the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders. We expect that our primary uses of capital will be for property and other asset acquisitions, the payment of tenant improvements, operating expenses, debt service payments and distributions to our stockholders.

DESCRIPTION OF CERTAIN DEBT

The following descriptions of debt should be read in conjunction with Note 4 to the consolidated financial statements herein.

2019 Credit Facility

As of June 30, 2020, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the 2019 Facilities Agreements). As of June 30, 2020, there were no subsidiaries that met this requirement.

As of June 30, 2020, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 0.90%, with no borrowings outstanding, and a ratings-based facility fee in the amount of 0.20% per annum. As of June 30, 2020, there were no letters of credit outstanding.

Term Loans

As of June 30, 2020, the full borrowing capacity of $400.0 million under the 2020 Term Loan Agreement was drawn. The 2020 Term Loans have a maturity of April 2, 2022 and bear interest at a rate of LIBOR plus an applicable margin of 1.50% per annum. If any loans are outstanding after April 2, 2021, the Operating Partnership will be required to pay a one-time fee in an amount equal to 0.20% of the outstanding principal amount of loans.

Senior Unsecured Notes

As of June 30, 2020, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Stated Interest Rate	June 30, 2020
2026 Senior Notes	September 15, 2026	4.45%	$300,000
2027 Senior Notes	January 15, 2027	3.20%	$300,000
2029 Senior Notes	July 15, 2029	4.00%	$400,000
2030 Senior Notes	January 15, 2030	3.40%	$500,000
Total Senior Unsecured Notes		3.73%	$1,500,000

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

As of June 30, 2020, we had five fixed-rate CMBS loans with $216.3 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.47% and a weighted-average maturity of 3.3 years. Approximately 87.06% of this debt is partially amortizing and requires a balloon payment at maturity. The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans as of June 30, 2020 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total
Remainder of 2020	—	—	—%	—%	$2,078	$—	$2,078
2021	—	—	—%	—	4,365	—	4,365
2022	—	—	—%	—	4,617	—	4,617
2023	3	86	5.23%-5.50%	5.46	3,074	197,912	200,986
2024	—	—	—%	—	590	—	590
Thereafter	2	2	5.80%-6.00%	5.83	3,610	70	3,680
Total	5	88		5.47%	$18,334	$197,982	$216,316

Convertible Notes

As of June 30, 2020, the Convertible Notes were comprised of $345.0 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the 2021 Notes is payable semiannually in arrears on May 15 and November 15 of each year.

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

The conversion rate is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of June 30, 2020, the conversion rate was 17.4458 per $1,000 principal note. If we undergo a fundamental change (as defined in the 2021 Notes’ supplemental indenture), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of June 30, 2020 (in thousands):

	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
2019 Credit Facility	$—	$—	$—	$—	$—	$—	$—
2020 Term Loans	400,000	—	—	400,000	—	—	—
Senior Unsecured Notes	1,500,000	—	—	—	—	—	1,500,000
CMBS	216,316	2,078	4,365	4,617	200,986	590	3,680
Convertible Notes	345,000	—	345,000	—	—	—	—
	$2,461,316	$2,078	$349,365	$404,617	$200,986	$590	$1,503,680

CONTRACTUAL OBLIGATIONS

As discussed above, during the six months ended June 30, 2020, we entered into the 2020 Term Loan Agreement to reduce the amounts drawn under the 2019 Credit Facility. There were no other material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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

Any distributions will be at the sole discretion of our Board of Directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable laws and such other factors as our Board of Directors deems relevant. Refer to “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for additional information about the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders.

Cash Flows

The following table presents a summary of our cash flows for the six months ended June 30, 2020 and June 30, 2019, respectively (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$133,011	$144,275	$(11,264)
Net cash used in investing activities	(206,840)	(301,934)	95,094
Net cash provided by financing activities	157,191	101,227	55,964
Net increase (decrease) in cash, cash equivalents and restricted cash	$83,362	$(56,432)	$139,794

As of June 30, 2020, we had $109.4 million of cash, cash equivalents and restricted cash as compared to $26.0 million as of December 31, 2019 and $21.0 million as of June 30, 2019.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The decrease in net cash provided by operating activities was primarily attributable to the following:

•	a decrease in related party fee income of $13.7 million as a result of the termination of the Asset Management Agreement in September 2019, which was replaced by the Interim Management Agreement, and

•	a decrease in preferred dividends received from SMTA of $7.5 million as a result of SMTA repurchasing the preferred shares in September 2019.

The decrease was partially offset by the following:

•

a net increase in cash rental revenue of $7.9 million, driven by net acquisitions over the trailing twelve month period, but partially offset by $22.1 million of rent deferred and $2.4 million of rent abated during the three months ended June 30, 2020 as a result of the COVID-19 pandemic, and

•

a decrease in cash interest paid of $2.3 million, driven by decreases from the retirement of the Master Trust 2013 notes, 2019 Notes, and A-1 Term Loans which were partially offset by the issuance of the 2027 Senior Notes, 2029 Senior Notes and 2030 Senior Notes.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the six months ended June 30, 2020 included $218.9 million for the acquisition of 29 properties and $8.3 million of capitalized real estate expenditures. These outflows were partially offset by the $17.7 million in net proceeds from the disposition of 10 properties and the sale of one loan receivable. Additionally, the outflows were further offset by the collection of $2.7 million of principal on loans receivable.

During the same period in 2019, net cash used in investing activities included $447.5 million for the acquisition of 126 properties and $25.7 million of capitalized real estate expenditures. These outflows were partially offset by $163.2 million in net proceeds from the disposition of 25 properties and $8.1 million in collections of principal on loans receivable.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the six months ended June 30, 2020 was primarily attributable to borrowings of $400.0 million under term loans and net proceeds from the issuance of common stock of $17.6 million. These amounts were partially offset by net repayments of $116.5 million on our revolving credit facilities, payment of dividends to equity owners of $135.1 million, deferred financing costs of $2.4 million, repayment of $2.0 million on mortgages and notes payable and common stock repurchases for employee tax withholdings totaling $4.4 million.

During the same period in 2019, net cash provided by financing activities was primarily attributable to net borrowings of $400.0 million under term loans, issuance of $399.7 million of Senior Unsecured Notes and net proceeds from the issuance of common stock of $162.3 million. These amounts were partially offset by the payment of dividends to equity owners of $113.0 million, repayment of $171.3 million on mortgages and notes payable, net repayments of $146.3 million on our revolving credit facilities, repayment of $402.5 million on convertible notes, deferred financing costs of $13.9 million, debt extinguishment costs of $12.3 million and common stock share repurchases for employee tax withholdings totaling $1.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any material off-balance sheet arrangements.

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

AFFO: AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, such as debt extinguishment gains (losses), costs associated with termination of interest rate swaps, costs related to the COVID-19 pandemic and certain non-cash items. These certain non-cash items include non-cash revenues (comprised of straight-line rents net of bad debt expense and amortization of lease and loan receivable intangibles), non-cash interest expense (comprised of amortization of deferred financing costs and debt discounts/premiums) and non-cash compensation expense. Other equity REITs may not calculate FFO and AFFO as we do, and, accordingly, our FFO and AFFO may not be comparable to such other equity REITs’ FFO and AFFO. FFO and AFFO do not represent cash generated from operating activities determined in accordance with GAAP, are not necessarily indicative of cash available to fund cash needs and should only be considered a supplement, and not an alternative, to net income (loss) attributable to common stockholders (computed in accordance with GAAP) as a performance measure.

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

Adjusted EBITDAre: Adjusted EBITDAre represents EBITDAre as adjusted for revenue producing acquisitions and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter and for certain items that we believe are not indicative of our core operating performance, such as debt extinguishment gains (losses) and costs related to the COVID-19 pandemic. We believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.

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

FFO and AFFO

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(3,001)	$43,149	$(21,436)	$84,139
Portfolio depreciation and amortization	53,014	41,200	105,105	82,407
Portfolio impairments	21,049	3,607	61,823	7,299
Gain on disposition of assets	(658)	(29,776)	(1,046)	(38,506)
FFO attributable to common stockholders	$70,404	$58,180	$144,446	$135,339
Loss on debt extinguishment	—	14,676	—	5,893
Deal pursuit costs	14	173	1,033	244
Non-cash interest expense	3,400	3,694	6,468	8,431
Accrued interest and fees on defaulted loans	—	—	—	285
Straight-line rent, net of related bad debt expense	(4,392)	(4,485)	(5,486)	(7,392)
Other amortization and non-cash charges	133	(270)	170	(595)
Non-cash compensation expense	3,308	3,883	6,759	7,461
Costs related to COVID-19(1)	738	—	738	—
AFFO attributable to common stockholders (2)	$73,605	$75,851	$154,128	$149,666

Net (loss) income per share of common stock - Diluted	$(0.03)	$0.49	$(0.21)	$0.96
FFO per share of common stock - Diluted (3)	$0.68	$0.66	$1.39	$1.55
AFFO per share of common stock - Diluted (3)	$0.71	$0.86	$1.49	$1.72

Weighted average shares of common stock outstanding - Diluted	102,678,967	87,890,699	102,454,557	86,779,297
Weighted average shares of common stock outstanding for non-GAAP measures - Diluted (3)	102,762,592	87,890,699	103,292,730	86,779,297

(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

AFFO for the three and six months ended June 30, 2020 includes $22.3 million of deferred rental income recognized in conjunction with the FASB’s relief for deferral agreements extended as a result of the COVID-19 pandemic.

(3)

Weighted average shares of common stock for non-GAAP measures includes unvested market-based awards for the three and six months ended June 30, 2020 and unsettled forward equity contracts for the six months ended June 30, 2020, which are dilutive for the non-GAAP calculations. Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FFO	$0.2 million	$0.2 million	$0.4 million	$0.6 million
AFFO	$0.2 million	$0.3 million	$0.5 million	$0.7 million

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	June 30,
(Dollars in thousands)	2020	2019
Revolving credit facilities	$—	$—
Term loans	397,824	814,336
Senior Unsecured Notes, net	1,484,884	691,940
Mortgages and notes payable, net	214,338	286,312
Convertible Notes, net	339,462	333,427
Total debt, net	2,436,508	2,126,015
Unamortized debt discount, net	6,804	10,411
Unamortized deferred financing costs	18,004	17,681
Cash and cash equivalents	(97,190)	(9,984)
Restricted cash balances held for the benefit of lenders	(12,195)	(11,005)
Adjusted Debt	$2,351,931	$2,133,118

	Three Months Ended June 30,
(Dollars in thousands)	2020		2019
Net (loss) income	$(413)		$45,737
Interest	26,095		25,176
Depreciation and amortization	53,160		41,342
Income tax expense	68		320
Gain on disposition of assets	(658)		(29,776)
Portfolio impairments	21,049		3,607
EBITDAre	$99,301		$86,406
Adjustments to revenue producing acquisitions and dispositions	85		4,537
Deal pursuit costs	14		173
Loss on debt extinguishment	—		14,676
Costs related to COVID-19(1)	738		—
Adjusted EBITDAre	$100,138		$105,792
Adjustments related to straight-line rent (2)	1,112		(659)
Other adjustments for Annualized EBITDAre (3)	1,493		(947)
Annualized Adjusted EBITDAre	$410,972		$416,744
Adjusted Debt / Annualized Adjusted EBITDAre (4)	5.7	x	5.1	x
(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

Adjustment for the three months ended June 30, 2020 relates to $4.0 million of bad debt expense on straight-line rent receivable balances, where only $1.3 million of the expense relates to straight-line rent that would have been recognized during the three months ended June 30, 2020. As such, annualization of the $2.7 million of bad debt expense related to straight-line rental revenue recognized in previous periods would not be appropriate. The $2.7 million adjustment was partially offset by $1.6 million of straight-line rental revenue recognized during the three months ended June 30, 2020 for certain leases accounted for as lease modifications.

   Adjustment for the three months ended June 30, 2019 relates to $0.9 million of bad debt expense on straight-line rent receivable balances, where annualization would only be appropriate for $0.2 million.

(3)

Adjustments for the three months ended June 30, 2020 are comprised of certain other property costs and general and administrative expenses where annualization would not be appropriate. Adjustments for the three months ended June 30, 2019 are comprised of reserves and other adjustments where annualization would not be appropriate.

(4) Adjusted Debt / Annualized Adjusted EBITDAre would be 4.9x if all 9.2 million shares under open forward sales agreements had been settled on June 30, 2020 at the current forward sale price of $35.219 per share.

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

As of June 30, 2020, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of June 30, 2020, $2.1 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes, mortgages and notes payable and Convertible Notes, with a weighted average stated interest rate of 3.92%, excluding amortization of deferred financing costs and debt discounts/premiums. As of June 30, 2020, $400.0 million of our indebtedness was variable-rate, consisting of our 2020 Term Loans, with a weighted average stated interest rate of 1.69%.

The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of June 30, 2020 are as follows (in thousands):
	Carrying Value	Estimated Fair Value
2019 Credit Facility	$—	$—
2020 Term Loans, net (1)	397,824	400,231
Senior Unsecured Notes, net (1)	1,484,884	1,455,070
Mortgages and notes payable, net (1)	214,338	228,768
Convertible Notes, net (1)	339,462	344,597
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

SPIRIT REALTY CAPITAL, INC.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2020 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.

SPIRIT REALTY, L.P.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2020 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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

Actual or perceived threats associated with epidemics, pandemics or public health crises, including the ongoing COVID-19 pandemic, could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to access the capital markets and satisfy debt service obligations and make distributions to our stockholders.

Epidemics, pandemics or other public health crises, including the ongoing COVID-19 pandemic, that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, including “shelter-in-place” or “stay-at-home” orders, density limitations or social distancing measures, issued by local, state or federal authorities, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity and ability to access capital markets and satisfy our debt service obligations and make distributions to our stockholders, and may affect our ability as a net-lease real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn occasioned by public health crises, to make rental payments when due.

The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, has already had a significant adverse impact on economic and market conditions around the world in the first half of 2020, including the United States and the markets in which we own properties. Certain of our tenants, especially those in industries considered “non-essential” under varying state and local “shelter-in-place” and “stay-at-home” orders and other restrictions on types of business that may continue to operate, have experienced and continue to experience challenges or even closures as a result of the COVID-19 pandemic, which has had, and we anticipate will continue to have, an impact on their financial condition, results of operations, liquidity, ability to pay rent and creditworthiness. That impact has directly resulted, and may continue to result, in a reduction in our rental income and/or an increase in our property costs and impairments. In addition, that impact has resulted, and may continue to result, in an increase in our general and administrative expenses, as we have incurred and may continue to incur costs to negotiate rent deferrals, lease restructures and/or lease terminations and/or enforce our contractual rights (including through litigation), as we deem appropriate on a case-by-case basis. Although some state governments and other authorities were in varying stages of lifting or modifying some of these measures and some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. As of the date of this report, our discussions with tenants requesting rent deferrals (and other forms of relief) have been substantially focused on industries that are directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly health and fitness, movie theaters, quick service and casual dining restaurants, entertainment, car washes, dealerships, home décor, home furnishings, department stores and education. These and other industries may be further impacted in the future depending on various factors, including the duration of the COVID-19 pandemic and restrictions intended to prevent its spread, and even after certain of such restrictions are lifted or modified, the willingness of customers to visit our tenants’ businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. We are not able to predict the duration of such customer behavior.

As of July 27, 2020, we have collected approximately 75% of second quarter 2020 Base Rent of $117.4 million, deferred or approved deferrals for approximately 19% and abated or approved abatements for approximately 2%. Additionally, for the second half of 2020, we have deferred an additional $9.7 million of rent and abated $1.3 million. The deferral periods range generally from one to six months, with an average deferral period of three months and an average repayment period of 12 months. Of the tenants who we have granted rent deferrals, 20% are public companies, and the weighted average remaining lease term of leases for such tenants is 7.6 years (based on Base Rent). Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period.

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
•

our ability to renew leases or re-lease available space in our properties on favorable terms or at all in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, including as a result of a general decrease in demand for our retail space, deterioration in the economic and market conditions in markets where our properties are located or due to restrictions intended to prevent the spread of COVID-19 that frustrate our leasing activities, particularly in light of the adverse impact to the financial health of many of our tenants or potential tenants that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate in future;

•

a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already experienced and may continue to experience significant volatility, or deteriorations in credit and financing conditions, as well as the recent significant decline in our share price from prices prior to the spread of the COVID-19 pandemic, may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or retire, replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and/or our tenants’ ability to meet liquidity and capital expenditure requirements;

•

a refusal or failure of one or more lenders under the 2019 Revolving Credit and Term Loan Agreement to fund their respective financing commitment to us may affect our ability to access capital necessary to fund our business operations and to meet our liquidity and capital expenditure requirements;

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

10.1

Term Loan Agreement among Spirit Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated April 2, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 7, 2020 and incorporated herein by reference.

10.2

Guaranty between Spirit Realty Capital, Inc. and JPMorgan Chase Bank, N.A, and acknowledged by Spirit Realty, L.P., dated April 2, 2020, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 7, 2020 and incorporated herein by reference.

10.3*

Amendment No. 1 to Term Loan Agreement among Spirit Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated May 5, 2020.

10.4*

Amendment No. 2 to Term Loan Agreement among Spirit Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated May 5, 2020.

10.5*

Amendment No. 3 to Term Loan Agreement among Spirit Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated May 5, 2020.

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

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Spirit Realty, L.P.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

Exhibit No.	Description

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

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

Date: July 31, 2020