Form 10-Q
period 2020-09-30
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2020-11-02
CIK 1308606, 1703181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, there were 108,779,254 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the three and nine months ended September 30, 2020 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.

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

2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Facilities Agreements	2019 Revolving Credit and Term Loan Agreement and A-2 Term Loans
2019 Notes	$402.5 million convertible notes of the Corporation settled in 2019
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 Term Loans	$400.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
2026 Senior Notes	$300.0 million aggregate principal amount of senior notes issued in August 2016
2027 Senior Notes	$300.0 million aggregate principal amount of senior notes issued in September 2019
2029 Senior Notes	$400.0 million aggregate principal amount of senior notes issued in June 2019
2030 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in September 2019
2031 Senior Notes	$450.0 million aggregate principal amount of senior notes issued in August 2020
A-1 Term Loans	$420.0 million unsecured term loan facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
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
Base Rent

Represents rental income for the period, including amounts deferred or abated and excluding contingent rents, from our owned properties recognized during the month. We use Base Rent to monitor cash collection and to evaluate past due receivables.

Base Cash Rent	Represents Base Rent reduced for amounts abated and rent deemed not probable of collection.
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together

Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
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
Interim Management Agreement

Interim Management Agreement between Spirit Realty AM Corporation, a wholly-owned subsidiary of the Company, and Spirit MTA REIT dated June 2, 2019, which was effective from September 20, 2019 through September 4, 2020

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
Property Management and Servicing Agreement

Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014, as amended, supplemented, amended and restated or otherwise modified and terminated effective September 20, 2019

Real Estate Investment Value	The gross acquisition cost, including capitalized transaction costs, plus improvements and less impairments, if any
REIT	Real estate investment trust
S&P	S&P's Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Notes, 2027 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, and 2031 Senior Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Investments:
Real estate investments:
Land and improvements	$1,995,780	$1,910,287
Buildings and improvements	4,022,944	3,840,220
Total real estate investments	6,018,724	5,750,507
Less: accumulated depreciation	(810,215)	(717,097)
	5,208,509	5,033,410
Loans receivable, net	—	34,465
Intangible lease assets, net	349,347	385,079
Real estate assets under direct financing leases, net	7,444	14,465
Real estate assets held for sale, net	33,885	1,144
Net investments	5,599,185	5,468,563
Cash and cash equivalents	116,814	14,492
Deferred costs and other assets, net	149,820	124,006
Goodwill	225,600	225,600
Total assets	$6,091,419	$5,832,661

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$116,500
Term loans, net	177,170	—
Senior Unsecured Notes, net	1,926,752	1,484,066
Mortgages and notes payable, net	213,479	216,049
Convertible Notes, net	188,216	336,402
Total debt, net	2,505,617	2,153,017
Intangible lease liabilities, net	121,066	127,335
Accounts payable, accrued expenses and other liabilities	132,555	139,060
Total liabilities	2,759,238	2,419,412
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both September 30, 2020 and December 31, 2019	166,177	166,177
Common stock, $0.05 par value, 175,000,000 shares authorized: 105,884,703 and 102,476,152 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5,294	5,124
Capital in excess of common stock par value	5,813,128	5,686,247
Accumulated deficit	(2,643,063)	(2,432,838)
Accumulated other comprehensive loss	(9,355)	(11,461)
Total stockholders’ equity	3,332,181	3,413,249
Total liabilities and stockholders’ equity	$6,091,419	$5,832,661

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$112,916	$109,511	$351,469	$320,084
Interest income on loans receivable	189	843	998	2,749
Earned income from direct financing leases	131	267	439	971
Related party fee income	178	54,795	678	68,971
Other income	327	1,531	1,401	2,510
Total revenues	113,741	166,947	354,985	395,285
Expenses:
General and administrative	10,931	12,727	36,396	39,741
Termination of interest rate swaps	—	12,461	—	12,461
Property costs (including reimbursable)	5,049	4,407	18,219	13,968
Deal pursuit costs	597	330	1,630	574
Interest	26,404	24,675	77,858	76,462
Depreciation and amortization	52,170	43,907	157,566	126,598
Impairments	8,106	5,932	69,929	13,231
Total expenses	103,257	104,439	361,598	283,035
Other income:
Loss on debt extinguishment	(7,252)	(5,580)	(7,252)	(11,473)
Gain on disposition of assets	10,763	32,254	11,809	70,760
Preferred dividend income from SMTA	—	3,302	—	10,802
Total other income	3,511	29,976	4,557	70,089
Income (loss) before income tax expense	13,995	92,484	(2,056)	182,339
Income tax expense	(197)	(11,190)	(406)	(11,730)
Net income (loss)	13,798	81,294	(2,462)	170,609
Dividends paid to preferred shareholders	(2,587)	(2,587)	(7,763)	(7,763)
Net income (loss) attributable to common stockholders	$11,211	$78,707	$(10,225)	$162,846

Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$0.87	$(0.11)	$1.85
Diluted	$0.11	$0.87	$(0.11)	$1.85

Weighted average shares of common stock outstanding:
Basic	102,750,120	90,040,353	102,553,798	87,529,786
Diluted	102,938,860	90,396,797	102,553,798	87,784,477

Dividends declared per common share issued	$0.6250	$0.6250	$1.8750	$1.8750

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$11,211	$78,707	$(10,225)	$162,846
Other comprehensive income (loss):
Net reclassification of amounts from (to) AOCL	702	8,772	2,106	(5,003)
Total comprehensive income (loss)	$11,913	$87,479	$(8,119)	$157,843

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Nine Months Ended September 30, 2020	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2019	6,900,000	$166,177	102,476,152	$5,124	$5,686,247	$(2,432,838)	$(11,461)	$3,413,249
Net loss	—	—	—	—	—	(15,847)	—	(15,847)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders		—		—	—	(18,435)	—	(18,435)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(64,338)	—	(64,338)
Tax withholdings related to net stock settlements	—	—	(44,488)	(2)	—	(2,347)	—	(2,349)
Issuance of shares of common stock, net	—	—	362,481	18	17,580	—	—	17,598
Stock-based compensation, net	—	—	148,017	7	3,444	(470)	—	2,981
Balances, March 31, 2020	6,900,000	$166,177	102,942,162	$5,147	$5,707,271	$(2,518,428)	$(10,759)	$3,349,408
Net loss	—	—	—	—	—	(413)	—	(413)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders		—		—	—	(3,001)	—	(3,001)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(64,402)	—	(64,402)
Tax withholdings related to net stock settlements	—	—	(73,055)	(4)	—	(2,027)	—	(2,031)
Issuance of shares of common stock, net	—	—	—	—	(185)	—	—	(185)
Stock-based compensation, net	—	—	174,163	9	3,300	8	—	3,317
Balances, June 30, 2020	6,900,000	$166,177	103,043,270	$5,152	$5,710,386	$(2,587,850)	$(10,057)	$3,283,808
Net income	—	—	—	—	—	13,798	—	13,798
Dividends declared on preferred stock	—	—	—	—	—	(2,587)	—	(2,587)
Net income available to common stockholders		—		—	—	11,211	—	11,211
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(66,171)	—	(66,171)
Issuance of shares of common stock, net	—	—	2,844,178	142	99,776	—	—	99,918
Stock-based compensation, net	—	—	(2,745)	—	2,966	(253)	—	2,713
Balances, September 30, 2020	6,900,000	$166,177	105,884,703	$5,294	$5,813,128	$(2,643,063)	$(9,355)	$3,332,181

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Nine Months Ended September 30, 2019	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2018	6,900,000	$166,177	85,787,355	$4,289	$4,995,697	$(2,357,255)	$(7,159)	$2,801,749
Net income	—	—	—	—	—	43,578	—	43,578
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	40,990	—	40,990
Other comprehensive loss	—	—	—	—	—	—	(5,021)	(5,021)
Dividends declared on common stock	—	—	—	—	—	(54,254)	—	(54,254)
Tax withholdings related to net stock settlements	—	—	(17,800)	(1)	—	(703)	—	(704)
Issuance of shares of common stock, net	—	—	893,526	45	32,641	—	—	32,686
Other	—	—	—	—	(79)	—	—	(79)
Stock-based compensation, net	—	—	148,705	8	3,570	(309)	—	3,269
Balances, March 31, 2019	6,900,000	$166,177	86,811,786	$4,341	$5,031,829	$(2,371,531)	$(12,180)	$2,818,636
Net income	—	—	—	—	—	45,737	—	45,737
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	43,149	—	43,149
Other comprehensive loss	—	—	—	—	—	—	(8,754)	(8,754)
Dividends declared on common stock	—	—	—	—	—	(56,318)	—	(56,318)
Tax withholdings related to net stock settlements	—	—	(16,367)	(1)	—	(677)	—	(678)
Issuance of shares of common stock, net	—	—	3,292,102	165	129,685	—	—	129,850
Stock-based compensation, net	—	—	23,206	1	3,882	(308)	—	3,575
Balances, June 30, 2019	6,900,000	$166,177	90,110,727	$4,506	$5,165,396	$(2,385,685)	$(20,934)	$2,929,460
Net income	—	—	—	—	—	81,294	—	81,294
Dividends declared on preferred stock	—	—	—	—	—	(2,587)	—	(2,587)
Net income available to common stockholders		—		—	—	78,707	—	78,707
Other comprehensive income	—	—	—	—	—	—	8,772	8,772
Dividends declared on common stock	—	—	—	—	—	(62,322)	—	(62,322)
Tax withholdings related to net stock settlements	—	—	(24,229)	(1)	—	(1,157)	—	(1,158)
Issuance of shares of common stock, net	—	—	9,646,430	482	375,240	—	—	375,722
Stock-based compensation, net	—	—	(2,855)	—	3,534	65	—	3,599
Balances, September 30, 2019	6,900,000	$166,177	99,730,073	$4,987	$5,544,170	$(2,370,392)	$(12,162)	$3,332,780

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net (loss) income	$(2,462)	$170,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	157,566	126,598
Impairments	69,929	13,231
Amortization of deferred financing costs	4,048	5,155
Amortization of debt discounts	3,504	5,805
Amortization of deferred losses on interest rate swaps	2,106	156
Loss on termination of interest rate swaps	—	12,461
Payment for termination of interest rate swaps	—	(24,843)
Stock-based compensation expense	9,726	10,995
Loss on debt extinguishment	7,252	11,473
Gain on dispositions of real estate and other assets	(11,809)	(70,760)
Non-cash revenue	(6,800)	(13,581)
Bad debt expense and other	210	184
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(19,414)	4,560
Accounts payable, accrued expenses and other liabilities	(7,332)	7,310
Net cash provided by operating activities	206,524	259,353
Investing activities
Acquisitions of real estate	(433,354)	(719,081)
Capitalized real estate expenditures	(9,917)	(32,902)
Proceeds from redemption of preferred equity investment	—	150,000
Collections from investment in Master Trust 2014	—	33,535
Collections of principal on loans receivable	31,771	9,303
Proceeds from dispositions of real estate and other assets, net	58,734	230,529
Net cash used in investing activities	(352,766)	(328,616)
Financing activities
Borrowings under revolving credit facilities	1,123,000	744,700
Repayments under revolving credit facilities	(1,239,500)	(891,000)
Repayments under mortgages and notes payable	(3,039)	(198,645)
Borrowings under term loans	400,000	820,000
Repayments under term loans	(222,000)	(1,240,000)
Repayments under Convertible Notes	(154,574)	(402,500)
Borrowings under Senior Unsecured Notes	445,509	1,198,264
Debt extinguishment costs	(4,057)	(12,590)
Deferred financing costs	(6,509)	(20,230)
Proceeds from issuance of common stock, net of offering costs	117,331	538,003
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(4,380)	(2,540)
Common stock dividends paid	(194,310)	(164,191)
Preferred stock dividends paid	(7,763)	(7,763)
Net cash provided by financing activities	249,708	361,508
Net increase in cash, cash equivalents and restricted cash	103,466	292,245
Cash, cash equivalents and restricted cash, beginning of period	26,023	77,421
Cash, cash equivalents and restricted cash, end of period	$129,489	$369,666

Cash paid for interest	$75,208	$61,755
Cash paid for income taxes	$967	$1,121

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Nine Months Ended September 30,
	2020	2019
Dividends declared and unpaid	$66,178	$62,322
Relief of debt through sale or foreclosure of real estate properties	—	10,368
Net real estate and other collateral assets sold or surrendered to lender	—	654
Cash flow hedge changes in fair value	—	18,593
Accrued interest capitalized to principal (1)	—	251
Accrued market-based award dividend rights	715	847
Accrued capitalized costs	1,383	2,065
Accrued deferred financing costs	138	2,048
Right-of-use lease assets	—	6,143
Lease liabilities	—	6,143
Reclass of residual value from direct financing lease to operating lease	6,831	5,841
Receivable for disposal of real estate property	2,000	—
(1)	Accrued and overdue interest on certain CMBS notes that were intentionally placed in default.

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Balance Sheets

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Investments:
Real estate investments:
Land and improvements	$1,995,780	$1,910,287
Buildings and improvements	4,022,944	3,840,220
Total real estate investments	6,018,724	5,750,507
Less: accumulated depreciation	(810,215)	(717,097)
	5,208,509	5,033,410
Loans receivable, net	—	34,465
Intangible lease assets, net	349,347	385,079
Real estate assets under direct financing leases, net	7,444	14,465
Real estate assets held for sale, net	33,885	1,144
Net investments	5,599,185	5,468,563
Cash and cash equivalents	116,814	14,492
Deferred costs and other assets, net	149,820	124,006
Goodwill	225,600	225,600
Total assets	$6,091,419	$5,832,661

Liabilities and partners' capital
Liabilities:
Revolving credit facilities	$—	$116,500
Term loans, net	177,170	—
Senior Unsecured Notes, net	1,926,752	1,484,066
Mortgages and notes payable, net	213,479	216,049
Notes payable to Spirit Realty Capital, Inc., net	188,216	336,402
Total debt, net	2,505,617	2,153,017
Intangible lease liabilities, net	121,066	127,335
Accounts payable, accrued expenses and other liabilities	132,555	139,060
Total liabilities	2,759,238	2,419,412
Commitments and contingencies (see Note 6)
Partners' capital:
Partnership units
General partner's capital: 797,644 units issued and outstanding as of both September 30, 2020 and December 31, 2019	20,818	22,389
Limited partners' preferred capital: 6,900,000 units issued and outstanding as of both September 30, 2020 and December 31, 2019	166,177	166,177
Limited partners' common capital: 105,087,059 and 101,678,508 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3,145,186	3,224,683
Total partners' capital	3,332,181	3,413,249
Total liabilities and partners' capital	$6,091,419	$5,832,661

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Operations

(In Thousands, Except Unit and Per Unit Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$112,916	$109,511	$351,469	$320,084
Interest income on loans receivable	189	843	998	2,749
Earned income from direct financing leases	131	267	439	971
Related party fee income	178	54,795	678	68,971
Other income	327	1,531	1,401	2,510
Total revenues	113,741	166,947	354,985	395,285
Expenses:
General and administrative	10,931	12,727	36,396	39,741
Termination of interest rate swaps	—	12,461	—	12,461
Property costs (including reimbursable)	5,049	4,407	18,219	13,968
Deal pursuit costs	597	330	1,630	574
Interest	26,404	24,675	77,858	76,462
Depreciation and amortization	52,170	43,907	157,566	126,598
Impairments	8,106	5,932	69,929	13,231
Total expenses	103,257	104,439	361,598	283,035
Other income:
Loss on debt extinguishment	(7,252)	(5,580)	(7,252)	(11,473)
Gain on disposition of assets	10,763	32,254	11,809	70,760
Preferred dividend income from SMTA	—	3,302	—	10,802
Total other income	3,511	29,976	4,557	70,089
Income (loss) before income tax expense	13,995	92,484	(2,056)	182,339
Income tax expense	(197)	(11,190)	(406)	(11,730)
Net income (loss)	13,798	81,294	(2,462)	170,609
Preferred distributions	(2,587)	(2,587)	(7,763)	(7,763)
Net income (loss) after preferred distributions	$11,211	$78,707	$(10,225)	$162,846

Net income (loss) attributable to the general partner	$87	$703	$(79)	$1,477
Net income (loss) attributable to the limited partners	$13,711	$80,591	$(2,383)	$169,132

Net income (loss) per partnership unit:
Basic	$0.11	$0.87	$(0.11)	$1.85
Diluted	$0.11	$0.87	$(0.11)	$1.85

Weighted average partnership units outstanding:
Basic	102,750,120	90,040,353	102,553,798	87,529,786
Diluted	102,938,860	90,396,797	102,553,798	87,784,477

Dividends declared per partnership unit issued	$0.6250	$0.6250	$1.8750	$1.8750

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) after preferred distributions	$11,211	$78,707	$(10,225)	$162,846
Other comprehensive income (loss):
Net reclassification of amounts from (to) AOCL	702	8,772	2,106	(5,003)
Total comprehensive income (loss)	$11,913	$87,479	$(8,119)	$157,843

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Partners' Capital

(In Thousands, Except Unit Data)

(Unaudited)

Nine Months Ended September 30, 2020	Preferred Units		Common Units
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)		Total Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2019	6,900,000	$166,177	797,644	$22,389	101,678,508	$3,224,683	$3,413,249
Net loss	—	—	—	(143)	—	(15,704)	(15,847)
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net loss after preferred distributions		—		(143)		(18,292)	(18,435)
Other comprehensive income	—	—	—	5	—	697	702
Partnership distributions declared on common units	—	—	—	(499)	—	(63,839)	(64,338)
Tax withholdings related to net settlement of common units	—	—	—	—	(44,488)	(2,349)	(2,349)
Issuance of common units, net	—	—	—	—	362,481	17,598	17,598
Stock-based compensation, net	—	—	—	—	148,017	2,981	2,981
Balances, March 31, 2020	6,900,000	$166,177	797,644	$21,752	102,144,518	$3,161,479	$3,349,408
Net loss	—	—	—	(23)	—	(390)	(413)
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net loss after preferred distributions		—		(23)		(2,978)	(3,001)
Other comprehensive income	—	—	—	5	—	697	702
Partnership distributions declared on common units	—	—	—	(498)	—	(63,904)	(64,402)
Tax withholdings related to net settlement of common units	—	—	—	—	(73,055)	(2,031)	(2,031)
Issuance of common units, net	—	—	—	—	—	(185)	(185)
Stock-based compensation, net	—	—	—	—	174,163	3,317	3,317
Balances, June 30, 2020	6,900,000	$166,177	797,644	$21,236	102,245,626	$3,096,395	$3,283,808
Net income	—	—	—	87	—	13,711	13,798
Partnership distributions declared on preferred units	—	—	—	—	—	(2,587)	(2,587)
Net income after preferred distributions		—		87		11,124	11,211
Other comprehensive income	—	—	—	6	—	696	702
Partnership distributions declared on common units	—	—	—	(511)	—	(65,660)	(66,171)
Issuance of common units, net	—	—	—	—	2,844,178	99,918	99,918
Stock-based compensation, net	—	—	—	—	(2,745)	2,713	2,713
Balances, September 30, 2020	6,900,000	$166,177	797,644	$20,818	105,087,059	$3,145,186	$3,332,181

SPIRIT REALTY, L.P.

Consolidated Statements of Partners' Capital

(In Thousands, Except Unit Data)

(Unaudited)

Nine Months Ended September 30, 2019	Preferred Units		Common Units
	Limited Partners' Capital (1)		General Partner's Capital (2)		Limited Partners' Capital (1)		Total Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2018	6,900,000	$166,177	797,644	$23,061	84,989,711	$2,612,511	$2,801,749
Net income	—	—	—	380	—	43,198	43,578
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		380		40,610	40,990
Other comprehensive loss	—	—	—	(47)	—	(4,974)	(5,021)
Partnership distributions declared on common units	—	—	—	(504)	—	(53,750)	(54,254)
Tax withholdings related to net settlement of common units	—	—	—	—	(17,800)	(704)	(704)
Issuance of common units, net	—	—	—	—	893,526	32,686	32,686
Other	—	—	—	(1)	—	(78)	(79)
Stock-based compensation, net	—	—	—	—	148,705	3,269	3,269
Balances, March 31, 2019	6,900,000	$166,177	797,644	$22,889	86,014,142	$2,629,570	$2,818,636
Net income	—	—	—	394	—	45,343	45,737
Partnership distributions declared on preferred units	—	—	—	—	—	(2,588)	(2,588)
Net income after preferred distributions		—		394		42,755	43,149
Other comprehensive loss	—	—	—	(80)	—	(8,674)	(8,754)
Partnership distributions declared on common units	—	—	—	(513)	—	(55,805)	(56,318)
Tax withholdings related to net settlement of common units	—	—	—	—	(16,367)	(678)	(678)
Issuance of common units, net	—	—	—	—	3,292,102	129,850	129,850
Stock-based compensation, net	—	—	—	—	23,206	3,575	3,575
Balances, June 30, 2019	6,900,000	$166,177	797,644	$22,690	89,313,083	$2,740,593	$2,929,460
Net income	—	—	—	703	—	80,591	81,294
Partnership distributions declared on preferred units	—	—	—	—	—	(2,587)	(2,587)
Net income after preferred distributions		—		703		78,004	78,707
Other comprehensive income	—	—	—	82	—	8,690	8,772
Partnership distributions declared on common units	—	—	—	(551)	—	(61,771)	(62,322)
Tax withholdings related to net settlement of common units	—	—	—	—	(24,229)	(1,158)	(1,158)
Issuance of common units	—	—	—	—	9,646,430	375,722	375,722
Stock-based compensation, net	—	—	—	—	(2,855)	3,599	3,599
Balances, September 30, 2019	6,900,000	$166,177	797,644	$22,924	98,932,429	$3,143,679	$3,332,780
(1)	Consists of limited partnership interests held by the Corporation and Spirit Notes Partner, LLC.
(2)	Consists of general partnership interests held by OP Holdings.

See accompanying notes.

SPIRIT REALTY, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net (loss) income	$(2,462)	$170,609
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	157,566	126,598
Impairments	69,929	13,231
Amortization of deferred financing costs	4,048	5,155
Amortization of debt discounts	3,504	5,805
Amortization of deferred losses on interest rate swaps	2,106	156
Loss on termination of interest rate swaps	—	12,461
Payment for termination of interest rate swaps	—	(24,843)
Stock-based compensation expense	9,726	10,995
Loss on debt extinguishment	7,252	11,473
Gain on dispositions of real estate and other assets	(11,809)	(70,760)
Non-cash revenue	(6,800)	(13,581)
Bad debt expense and other	210	184
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(19,414)	4,560
Accounts payable, accrued expenses and other liabilities	(7,332)	7,310
Net cash provided by operating activities	206,524	259,353
Investing activities
Acquisitions of real estate	(433,354)	(719,081)
Capitalized real estate expenditures	(9,917)	(32,902)
Proceeds from redemption of preferred equity investment	—	150,000
Collections from investment in Master Trust 2014	—	33,535
Collections of principal on loans receivable	31,771	9,303
Proceeds from dispositions of real estate and other assets, net	58,734	230,529
Net cash used in investing activities	(352,766)	(328,616)
Financing activities
Borrowings under revolving credit facilities	1,123,000	744,700
Repayments under revolving credit facilities	(1,239,500)	(891,000)
Repayments under mortgages and notes payable	(3,039)	(198,645)
Borrowings under term loans	400,000	820,000
Repayments under term loans	(222,000)	(1,240,000)
Repayments under Convertible Notes	(154,574)	(402,500)
Borrowings under Senior Unsecured Notes	445,509	1,198,264
Debt extinguishment costs	(4,057)	(12,590)
Deferred financing costs	(6,509)	(20,230)
Proceeds from issuance of partnership units, net of offering costs	117,331	538,003
Repurchase of partnership units, including tax withholdings related to net settlement of common units	(4,380)	(2,540)
Common distributions paid	(194,310)	(164,191)
Preferred distributions paid	(7,763)	(7,763)
Net cash provided by financing activities	249,708	361,508
Net increase in cash, cash equivalents and restricted cash	103,466	292,245
Cash, cash equivalents and restricted cash, beginning of period	26,023	77,421
Cash, cash equivalents and restricted cash, end of period	$129,489	$369,666

Cash paid for interest	$75,208	$61,755
Cash paid for income taxes	$967	$1,121

SPIRIT REALTY, L.P.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Nine Months Ended September 30,
	2020	2019
Distributions declared and unpaid	$66,178	$62,322
Relief of debt through sale or foreclosure of real estate properties	—	10,368
Net real estate and other collateral assets sold or surrendered to lender	—	654
Cash flow hedge changes in fair value	—	18,593
Accrued interest capitalized to principal (1)	—	251
Accrued market-based award dividend rights	715	847
Accrued capitalized costs	1,383	2,065
Accrued deferred financing costs	138	2,048
Right-of-use lease assets	—	6,143
Lease liabilities	—	6,143
Reclass of residual value from direct financing lease to operating lease	6,831	5,841
Receivable for disposal of real estate property	2,000	—

(1)	Accrued and overdue interest on certain CMBS notes that were intentionally placed in default.

See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.

Notes to Consolidated Financial Statements

September 30, 2020

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

On May 31, 2018, the Company completed the spin-off (the "Spin-Off") of the assets that collateralized Master Trust 2014, properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, Spirit MTA REIT ("SMTA"). The Company formed Spirit Realty AM Corporation (“SRAM”), a wholly-owned taxable REIT subsidiary. The rights and obligations of the Asset Management Agreement were transferred to SRAM on April 1, 2019, which was subsequently terminated and simultaneously replaced by the Interim Management Agreement between SRAM and SMTA, which was effective from September 20, 2019 through September 4, 2020. The Company allocated personnel and other general and administrative costs to SRAM for management services provided to SMTA.

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

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of September 30, 2020 and December 31, 2019, net assets totaling $350.4 million and $375.5 million, respectively, were held, and net liabilities totaling $216.7 million and $231.7 million, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

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

Some of the Company’s leases also provide for contingent rent based on a percentage of the tenant’s gross sales, which is recognized as rental income when the change in the factor on which the contingent lease payment is based actually occurs.

Rental income is subject to an evaluation for collectability, which includes management’s estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience, as well as the tenant's payment history and financial condition. The Company does not recognize rental income for amounts that are not probable of collection.

Rental Income: Tenant Reimbursement Revenue

Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Certain leases contain additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, which are non-lease components. The Company has elected to combine all its non-lease components, which were determined to have the same pattern of transfer as the related operating lease component, into a single combined lease component. Tenant reimbursement revenue is variable and is recognized as revenue in the period in which the related expenses are incurred, with the related expenses included in property costs (including reimbursable) on the Company’s consolidated statements of operations. Tenant reimbursements are recorded on a gross basis in instances when our tenants reimburse us for property costs which we incur. Tenant receivables are reduced for amounts that are not probable of collection.

Rental Income: Intangible Amortization

Initial direct costs associated with the origination of a lease are deferred and amortized as an adjustment to rental revenue. Above-market and below-market lease intangibles are amortized as a decrease and increase, respectively, to rental revenue. In-place lease intangibles are amortized on a straight-line basis and included in depreciation and amortization expense. All lease intangibles are amortized over the remaining term of the respective leases, which includes the initial term of the lease and may also include the renewal periods if the Company believes it is reasonably certain the tenant will exercise the renewal option. If the Company subsequently determines it is reasonably certain that the tenant will not exercise the renewal option, the unamortized portion of any related lease intangible is accelerated over the remaining initial term of the lease. If the Company believes the intangible balance is no longer recoverable, the unamortized portion of any related lease intangible is immediately recognized in impairments in the Company’s consolidated statements of operations.

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

	September 30, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents	$116,814	$14,492	$358,440
Restricted cash:
Collateral deposits (1)	460	347	469
Tenant improvements, repairs and leasing commissions (2)	12,215	10,877	10,431
Other (3)	—	307	326
Total cash, cash equivalents and restricted cash	$129,489	$26,023	$369,666

(1) Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.

(2) Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.

(3) Funds held in lender-controlled accounts released after scheduled debt service requirements are met.

Tenant Receivables

The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is not probable of collection, a direct write-off of the specific receivable will be made. The Company  had accounts receivable balances of $28.5 million and $7.7 million at September 30, 2020 and December 31, 2019, respectively, after the impact of $14.3 million and $3.8 million of receivables, respectively, were deemed not probable of collection. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets.

For receivable balances related to the straight-line method of reporting rental revenue, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $89.3 million and $83.6 million at September 30, 2020 and December 31, 2019, respectively, after the impact of $11.0 million and $0.4 million of receivables, respectively, were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

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

Income Taxes

The Corporation has elected to be taxed as a REIT under the Code. As a REIT, the Corporation generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of the Company’s assets, the amounts distributed to the Corporation’s stockholders and the ownership of Corporation stock. Management believes the Corporation has qualified and will continue to qualify as a REIT. Even if the Corporation qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.

Taxable income earned by any of the Company's taxable REIT subsidiaries, including from non-REIT activities, is subject to federal, state and local taxes. The rights and obligations of the Asset Management Agreement were transferred to SRAM, a wholly-owned taxable REIT subsidiary of Spirit, on April 1, 2019, which was subsequently terminated and simultaneously replaced by the Interim Management Agreement between SRAM and SMTA, effective from September 20, 2019 through September 4, 2020. Accordingly, all asset management fees earned from April 1, 2019 through September 4, 2020, including the termination fee income earned in September 2019, were subject to income tax.

The components of income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
US Federal income tax	$38	$10,402	$81	$10,500
State income tax	159	788	325	1,230
Total income tax	$197	$11,190	$406	$11,730

The federal income tax related to SRAM for the three and nine months ended September 30, 2019 was $10.4 and $10.5 million, respectively, and the state income tax for both the three and nine months ended September 30, 2019 was $0.7 million. Income tax expense for SRAM attributable to income before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to income before income taxes. The difference between the statutory rate and reported amount for SRAM was caused by non-deductible executive compensation expenses totaling $0.7 million and the impact of state income taxes, net of federal income tax benefit, totaling $0.2 million. SRAM had no material deferred income taxes and liabilities as of September 30, 2019.

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

In April 2020, the FASB released a Staff Q&A regarding the accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB noted that the underlying premise in requiring a modified lease to be accounted for as if it were a new lease under ASC 842 is that the modified terms and conditions affect the economics of the lease for the remainder of the lease term. As such, the FASB staff clarified that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). The Company made this election and accounts for rent deferrals by increasing the rent receivables as receivables accrue and continuing to recognize income during the deferral period, resulting in $1.8 million and $24.1 million of deferrals being recognized in rental income for the three and nine months ended September 30, 2020, respectively. The deferral periods range generally from one to six months, with an average deferral period of three months and an average repayment period of 13 months. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. Management continues to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and records a provision for losses against rental income for amounts that are not probable of collection. For lease concessions granted in conjunction with the COVID-19 pandemic, management reviewed all amounts recognized on a tenant-by-tenant basis for collectability.

NOTE 3. INVESTMENTS

Owned Properties

As of September 30, 2020, the Company's gross investment in owned real estate properties totaled approximately $6.4 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 48 states with Texas, at 11.5%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio.

During the nine months ended September 30, 2020, the Company had the following real estate activity, net of accumulated depreciation and amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2019	1,750	2	1,752	$6,140,775	$1,223	$6,141,998
Acquisitions/improvements (1)	47	—	47	443,960	—	443,960
Dispositions of real estate (2)	(14)	(7)	(21)	(49,885)	(4,975)	(54,860)
Transfers to Held for Sale	(18)	18	—	(47,916)	47,916	—
Impairments (3)	—	—	—	(65,308)	(4,621)	(69,929)
Reset of gross balances(4)	—	—	—	(37,807)	(2,204)	(40,011)
Other	—	—	—	(1,339)	—	(1,339)
Gross balance, September 30, 2020	1,765	13	1,778	6,382,480	37,339	6,419,819
Accumulated depreciation and amortization				(938,246)	(3,454)	(941,700)
Net balance, September 30, 2020 (5)				$5,444,234	$33,885	$5,478,119

(1)

Includes investments of $8.6 million in revenue producing capitalized expenditures, as well as $1.8 million of non-revenue producing capitalized expenditures during the nine months ended September 30, 2020.

(2)	For the nine months ended September 30, 2020, the total gain on disposal of assets for properties held in use and held for sale was $10.1 million and $1.9 million, respectively.
(3)	Impairments on owned real estate is comprised of real estate and intangible asset impairment and allowance for credit losses on direct financing leases.
(4)

Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles which have been fully amortized.

(5)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at September 30, 2020 is as follows:
Operating lease held in use land and buildings, net	$5,208,509
Intangible lease assets, net	349,347
Real estate assets under direct financing leases, net	7,444
Real estate assets held for sale, net	33,885
Intangible lease liabilities, net	(121,066)
Net balance	$5,478,119

Operating Leases

As of September 30, 2020 and December 31, 2019, the Company held 1,765 and 1,745 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Base Cash Rent(1)	$108,398	$100,962	$335,110	$296,179
Variable cash rent (including reimbursables)	3,051	2,823	8,843	9,403
Straight-line rent, net of uncollectible reserve(2)	899	4,770	6,385	12,162
Amortization of above- and below- market lease intangibles, net (3)	568	956	1,131	2,340
Total rental income	$112,916	$109,511	$351,469	$320,084
(1)

Includes net impact of (amounts not deemed probable of collection)/amounts recovered of $(6.5 million) and $(0.2 million) for the three months ended September 30, 2020 and 2019, respectively, and $(12.1 million) and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)

Includes net impact of amounts not deemed probable of collection of $4.3 million for the three months ended September 30, 2020, and $11.0 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively.

(3)

Excludes amortization of in-place leases of $8.4 million and $7.2 million for the three months ended September 30, 2020 and 2019, respectively, and $25.9 million and $20.4 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after October 1, 2020) at September 30, 2020 are as follows (in thousands):

September 30, 2020
Remainder of 2020	$120,598
2021	477,810
2022	463,790
2023	445,749
2024	423,521
Thereafter	3,266,987
Total future minimum rentals	$5,198,455

Because lease renewal periods are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	September 30, 2020	December 31, 2019
In-place leases	$448,147	$457,616
Above-market leases	83,809	95,002
Less: accumulated amortization	(182,609)	(167,539)
Intangible lease assets, net	$349,347	$385,079

Below-market leases	$175,644	$176,816
Less: accumulated amortization	(54,578)	(49,481)
Intangible lease liabilities, net	$121,066	$127,335

Direct Financing Leases

As of September 30, 2020, the Company held one property under a direct financing lease, which was held in use. As of September 30, 2020, this property had $3.7 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. The Company evaluated the collectability of the amounts receivable under the direct financing lease and recorded a reserve for uncollectible amounts totaling $0.3 million in the first quarter of 2020, primarily as a result of the borrower’s credit rating being non-investment grade and the initial term extending until 2027. The Company reversed $0.2 million of the reserve in the third quarter of 2020 as a result of improvement in the borrower’s credit and, as of September 30, 2020, there was a remaining reserve of $0.1 million against the net investment balance of $7.6 million.

Loans Receivable

As of September 30, 2020, all of the Company’s first-priority mortgage loans had been fully paid off. The Company had evaluated the collectability of the amounts receivable under the loans receivable and recorded an allowance for loan losses of $0.3 million in the first quarter of 2020, primarily driven by the borrowers’ having investment grade credit ratings and maturities in 2020. The Company reversed $0.2 million of the reserve in the second quarter of 2020 due to the shorter time to maturity and no change in the borrower’s credit ratings. The remaining $0.1 million of the reserve was reversed during the third quarter of 2020 due to the repayment of the remaining loans.

Impairments and Allowance for Credit Losses

The following table summarizes total impairments and allowance for credit losses recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Real estate and intangible asset impairment	$8,341	$5,932	$69,777	$13,231
(Reversal)/allowance for credit losses on direct financing leases	(152)	—	152	—
Reversal for credit losses on loans receivable	(83)	—	—	—
Total impairment loss	$8,106	$5,932	$69,929	$13,231

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

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	September 30, 2020	December 31, 2019
Revolving credit facilities	5.12%	—	2.5	$—	$116,500
Term loans	3.19%	1.66%	1.5	178,000	—
Senior Unsecured Notes	3.81%	3.61%	8.5	1,950,000	1,500,000
CMBS	5.79%	5.47%	3.1	215,297	218,338
Convertible Notes	5.52%	3.75%	0.6	190,426	345,000
Total debt	4.08%	3.64%	6.9	2,533,723	2,179,838
Debt discount, net				(8,642)	(9,272)
Deferred financing costs, net (4)				(19,464)	(17,549)
Total debt, net				$2,505,617	$2,153,017
(1)

The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the nine months ended September 30, 2020 and based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of September 30, 2020.
(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of September 30, 2020.
(4)	The Company records deferred financing costs for its revolving credit facilities in deferred costs and other assets, net on its consolidated balance sheets.

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

As of September 30, 2020, the outstanding loans under the 2019 Credit Facility bore interest at 1-Month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum, in each case, based on the Operating Partnership's credit rating, which was upgraded to BBB by S&P in May 2019. Prior to the upgrade, the 2019 Credit Facility bore interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incurred a facility fee of 0.25% per annum.

Deferred financing costs incurred in connection with entering into the 2019 Credit Facility are being amortized to interest expense over its remaining initial term. The unamortized deferred financing costs were $2.9 million as of September 30, 2020, compared to $3.7 million as of December 31, 2019, and are recorded in deferred costs and other assets, net on the accompanying consolidated balance sheets.

As of September 30, 2020, the full $800.0 million of borrowing capacity was available under the 2019 Credit Facility. No outstanding letters of credit existed under the agreement as of September 30, 2020. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of September 30, 2020, the Company and the Operating Partnership were in compliance with these financial covenants.

Term Loans

On April 2, 2020, the Operating Partnership entered into the 2020 Term Loan Agreement, which provided for $200 million of unsecured term loans and has a maturity date of April 2, 2022. The 2020 Term Loan Agreement also had an accordion feature to increase the available term loans up to an aggregate of $400 million, which the Operating Partnership fully exercised in the second quarter of 2020 to borrow an additional $200 million of term loans. As of September 30, 2020, the 2020 Term Loans bore interest at LIBOR plus an applicable margin of 1.5% per annum, based on the Operating Partnership’s credit rating. If any 2020 Term Loans are outstanding after April 2, 2021, the Operating Partnership will be required to pay a one-time fee in an amount equal to 0.20% of the outstanding principal amount of the loans. In connection with entering into the 2020 Term Loan Agreement, the Company incurred $2.5 million in deferred financing costs, which are being amortized to interest expense over the 2020 Term Loans’ remaining initial term.

On  August 6, 2020, as a result of the issuance of the 2031 Senior Unsecured Notes described below, the Company triggered a mandatory prepayment under the 2020 Term Loan Agreement. As such, the Company repaid $222.0 million of the 2020 Term Loans and recognized a loss on debt extinguishment of $1.1 million during the three months ended September 30, 2020 as a result of write-offs of unamortized deferred financing costs. As of September 30, 2020, the unamortized deferred financing costs were $0.8 million and are recorded net against the Term loan principal balance on the accompanying consolidated balance sheets.

The Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants in relation to the borrowings under the 2020 Term Loan Agreement. As of September 30, 2020, the Company and the Operating Partnership were in compliance with these financial covenants.

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Stated Interest Rate	September 30, 2020	December 31, 2019
2026 Senior Notes	September 15, 2026	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	3.20%	300,000	300,000
2029 Senior Notes	July 15, 2029	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	3.20%	450,000	—
Total Senior Unsecured Notes		3.61%	$1,950,000	$1,500,000

On August 6, 2020, the Operating Partnership issued $450.0 million aggregate principal amount of senior notes, which are guaranteed by the Company. The 2031 Senior Unsecured Notes were issued at 98.352% of their principal face amount, resulting in net proceeds of $441.3 million, after deducting the debt discount and transaction fees and expenses. In connection with the offering, the Operating Partnership incurred $4.2 million in deferred financing costs and an offering discount of $4.5 million. The 2031 Senior Unsecured Notes accrue interest at a rate of 3.20% per annum and mature on February 15, 2031.

The Senior Unsecured Notes are payable on January 15 and July 15 of each year, except for the 2026 Senior Notes, which are payable on March 15 and September 15 of each year, and the 2031 Senior Notes, which are payable on February 15 and August 15 of each year. The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium. If any of the Senior Unsecured Notes are redeemed three months or less (or two months or less in the case of the 2027 Senior Notes) prior to their respective maturity dates, the redemption price will not include a make-whole premium.

Deferred financing costs and offering discounts incurred in connection with the issuance the Senior Unsecured Notes are being amortized to interest expense over the lives of the respective Senior Unsecured Notes. As of September 30, 2020 and December 31, 2019, the unamortized deferred financing costs were $16.0 million and $12.9 million, respectively, and the unamortized discount was $7.2 million and $3.0 million, respectively. Both the deferred financing costs and offering discount are recorded net against the Senior Unsecured Notes principal balance on the accompanying consolidated balance sheets.

In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial covenants and other customary affirmative and negative covenants. As of September 30, 2020, the Company and the Operating Partnership were in compliance with these financial covenants.

CMBS

As of September 30, 2020, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under five fixed-rate non-recourse loans, which have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates as of September 30, 2020 for the loans ranged from 5.23% to 6.00%, with a weighted average stated rate of 5.47%. As of September 30, 2020, the loans were secured by 88 properties. As of September 30, 2020 and December 31, 2019, the unamortized deferred financing costs associated with the CMBS loans were $2.1 million and $2.6 million, respectively, and the unamortized net offering premium was $0.3 million as of both periods. Both the deferred financing costs and offering premium were recorded net against the principal balance of the mortgages and notes payable on the accompanying consolidated balance sheets and are being amortized to interest expense over the term of the respective loans.

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

The 2021 Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation’s common stock, or a combination thereof. The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding a current threshold of $0.73026 per share. As of September 30, 2020, the conversion rate was 17.4458 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the Spin-Off, in addition to the other regular dividends declared during the life of the Convertible Notes. Earlier conversion may be triggered if shares of the Corporation’s common stock trade higher than the established thresholds, if the 2021 Notes trade below established thresholds, or certain corporate events occur. During the three months ended September 30, 2020, the Company repurchased $154.6 million of the 2021 Notes in cash, resulting in a loss on debt extinguishment of $6.2 million.

Offering discount and deferred financing costs incurred in connection with the issuance of the Convertible Notes are being amortized to interest expense over the term of the respective Convertible Notes and, as such, the amounts related to the 2019 Notes were fully amortized in May 2019. As of September 30, 2020 and December 31, 2019, the unamortized discount on the 2021 Notes was $1.7 million and $6.5 million, respectively. As of September 30, 2020 and December 31, 2019, the unamortized deferred financing costs were $0.5 million and $2.1 million, respectively. These amounts are shown net against the aggregate outstanding principal balance of the Convertible Notes on the accompanying consolidated balance sheets. The equity component of the conversion feature was $55.1 million as of both September 30, 2020 and December 31, 2019 and is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

Debt Extinguishment

During the nine months ended September 30, 2020, the Company extinguished a total of $222.0 million of indebtedness outstanding under the 2020 Term Loans, resulting in a loss on debt extinguishment of $1.1 million. Additionally, the Company extinguished a total of $154.6 million aggregate principal amount of the 2021 Convertible Notes, resulting in a loss on debt extinguishment of $6.2 million.

During the nine months ended September 30, 2019, the Company repaid and terminated the A-1 Term Loans and the A-2 Term Loans, resulting in a loss on debt extinguishment of $5.3 million. The Company also retired the Master Trust 2013 notes, resulting in a loss on debt extinguishment of $15.0 million. Additionally, the Company extinguished a total of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property. The loan had a default interest rate of 9.85% and resulted in a gain on debt extinguishment of $9.5 million. Finally, as a result of the termination of the 2015 Credit Agreement and the 2015 Term Loan Agreement, the Company recognized a loss on debt extinguishment of $0.7 million.

Debt Maturities

As of September 30, 2020, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2020	$1,059	$—	$1,059
2021	4,365	190,426	194,791
2022	4,617	178,000	182,617
2023	3,074	197,912	200,986
2024	590	—	590
Thereafter	3,610	1,950,070	1,953,680
Total	$17,315	$2,516,408	$2,533,723

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense – revolving credit facilities (1)	$409	$473	$3,269	$4,449
Interest expense – term loans	1,128	5,779	2,799	15,448
Interest expense – Senior Unsecured Notes	16,188	8,446	44,163	15,299
Interest expense – mortgages and notes payable	3,016	3,637	9,027	15,168
Interest expense – Convertible Notes (2)	2,473	3,234	8,942	14,010
Interest expense – interest rate swaps/other	—	421	—	972
Non-cash interest expense:
Amortization of deferred financing costs	1,450	1,350	4,048	5,155
Amortization of debt discount, net	1,038	1,179	3,504	5,805
Amortization of net losses related to interest rate swaps	702	156	2,106	156
Total interest expense	$26,404	$24,675	$77,858	$76,462

(1)

Includes facility fees of approximately $0.4 million for both the three months ended September 30, 2020 and 2019, and $1.2 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)

Included in interest expense on the Operating Partnership's consolidated statements of operations are amounts paid to the Company by the Operating Partnership related to the notes payable to Spirit Realty Capital, Inc.

NOTE 5. STOCKHOLDERS’ EQUITY AND PARTNERS' CAPITAL

Common Stock

During the nine months ended September 30, 2020, portions of awards of restricted common stock and market-based share awards granted to certain of the Company's officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 117.5 thousand shares of common stock valued at $4.4 million, solely to pay the associated statutory tax withholdings during the nine months ended September 30, 2020.

In June 2020, the Company entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9.2 million shares of common stock at an initial public offering price of $37.35 per share, before underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. The forward sale price that the Company will receive upon physical settlement of the agreements, which was initially $35.856 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of September 30, 2020, the Company had physically settled 2.8 million of these shares, generating gross proceeds of $106.2 million.

In November 2016, the Board of Directors approved a $500 million ATM Program. The agreement provides for the offer and sale of shares of the Corporation’s common stock having an aggregate gross sales price of up to $500.0 million through the agents, as its sales agents or, if applicable, as forward sellers for forward purchasers, or directly to the agents acting as principals. The Company may sell shares in amounts and at times to be determined by the Company but has no obligation to sell any shares in the ATM program. Since inception of the ATM Program through September 30, 2020, 5.9 million shares of the Corporation’s common stock have been sold, of which 0.7 million were sold during the nine months ended September 30, 2020. Of total shares sold since inception, 4.1 million were through forward sales agreements, including all 0.7 million shares sold during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, 0.4 million of the shares were physically settled at a weighted average price per share of $49.30 for $17.9 million in gross proceeds. There were 0.3 million shares remaining under open forward sales agreements as of September 30, 2020. Assuming the full physical settlement of those open forward sales agreements, aggregate gross proceeds capacity of $234.8 million remained available under the program as of September 30, 2020.

Preferred Stock

As of September 30, 2020, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis).

Dividends Declared

For the nine months ended September 30, 2020, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 27, 2020	$0.625	March 31, 2020	$64,338	April 15, 2020
May 22, 2020	$0.625	June 30, 2020	$64,402	July 15, 2020
August 25, 2020	$0.625	September 30, 2020	$66,171	October 15, 2020
Preferred Stock
February 27, 2020	$0.375	March 13, 2020	$2,588	March 31, 2020
May 22, 2020	$0.375	June 15, 2020	$2,588	June 30, 2020
August 25, 2020	$0.375	September 15, 2020	$2,587	September 30, 2020

The common stock dividend declared on August 25, 2020 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of September 30, 2020.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of both September 30, 2020 and December 31, 2019.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of September 30, 2020, no accruals have been made.

As of September 30, 2020, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of September 30, 2020, the Company had commitments totaling $27.3 million, of which $7.3 million relates to future acquisitions, with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. $18.1 million of these commitments are expected to be funded during fiscal year 2020, with the remainder to be funded by the end of 2021.

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

The Company is also a lessee under five long-term, non-cancellable ground leases under which it is obligated to pay monthly rent as of September 30, 2020. For all five of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 7.0 years.

As of September 30, 2020, the Company had a right-of-use lease asset balance of $4.8 million and total operating lease liabilities of $6.6 million for these lessee contracts.

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

In December 2018, the Company entered into interest rate swap agreements. In the third quarter of 2019, the Company terminated its interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and will be amortized over the remaining initial term of the interest rate swaps, which ends March 31, 2024. As of September 30, 2020, the unamortized portion of loss in AOCL related to terminated interest rate swaps was $9.4 million.

The following table provides information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross amount of loss recognized in AOCL on derivatives	$—	$(4,267)	$—	$(18,593)
Amount of loss reclassified from AOCL to termination of interest rate swaps	—	12,462	—	12,462
Amount of loss reclassified from AOCL to interest (1)	702	577	2,106	1,128
Net reclassification of amounts from (to) AOCL	$702	$8,772	$2,106	$(5,003)
(1)

Interest expense was $26.4 million and $77.9 million for the three and nine months ended September 30, 2020, respectively, and $24.7 million and $76.5 million for the three and nine months ended September 30, 2019, respectively.

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

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at September 30, 2020
Impaired at March 31, 2020	$41,171	$—	$—	$41,171
Impaired at June 30, 2020	$8,055	$—	$—	$8,055
Impaired at September 30, 2020	$18,097	$—	$—	$18,097

Assets held at December 31, 2019
Impaired at June 30, 2019	$1,893	$—	$—	$1,893
Impaired at September 30, 2019	$1,093	$—	$—	$1,093
Impaired at December 31, 2019	$11,594	$—	$—	$11,594

As of September 30, 2020, the Company held 27 properties that were impaired during 2020. As of December 31, 2019, the Company held 16 properties that were impaired during 2019. For one of the properties held at September 30, 2020, the Company estimated fair value using a capitalization rate of 10.06% based on comparative capitalization rates from market comparables. For one of the properties held at December 31, 2019, the Company estimated fair value using a capitalization rate of 9.62% based on comparative capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs and, for the properties valued using comparable properties during 2020, the price per square foot includes a discount of 0-10% to account for the market impact of COVID-19. The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
September 30, 2020
Comparable Properties	Retail	14	$4.35 - $320.89	$49.77	573,784
PSA, LOI or BOV	Retail	11	$28.62 - $331.67	$50.41	418,139
PSA, LOI or BOV	Office	1	$71.23	$71.23	4,310

December 31, 2019
Comparable Properties	Retail	4	$34.45 - $740.74	$104.84	35,885
PSA, LOI or BOV	Retail	10	$24.78 - $323.00	$50.71	165,773
PSA, LOI or BOV	Office	1	$99.37	$99.37	4,310

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

In addition, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at September 30, 2020 and December 31, 2019. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities. The estimated fair values of these financial instruments have been derived either based on (i) market quotes for identical or similar instruments in markets that are not active or (ii) discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$—	$—	$34,465	$35,279
2019 Credit Facility	—	—	116,500	119,802
2020 Term Loans, net (1)	177,170	177,938	—	—
Senior Unsecured Notes, net (1)	1,926,752	1,965,922	1,484,066	1,543,919
Mortgages and notes payable, net (1)	213,479	227,384	216,049	235,253
Convertible Notes, net (1)	188,216	193,995	336,402	356,602
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN

Restricted Shares of Common Stock

During the nine months ended September 30, 2020, the Company granted 148 thousand restricted shares under the Amended Incentive Award Plan to certain executive officers, directors and employees. The Company recorded $6.9 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period. As of September 30, 2020, there were approximately 283 thousand unvested restricted shares outstanding.

Market-Based Awards

During the nine months ended September 30, 2020, the Board of Directors, or committee thereof, approved target grants of 88 thousand market-based awards to executive officers of the Company. The performance period of these grants runs primarily through December 31, 2022. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 300%. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation were expected volatility of the Company of 25.2% and expected volatility of the Company's peers, ranging from 18.1% to 27.3%, with an average volatility of 21.7% and a risk-free interest rate of 1.07%. The fair value of the market-based award per share was $67.30 as of the grant date. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years.

Approximately $1.9 million and $2.7 million in dividend rights have been accrued as of September 30, 2020 and December 31, 2019, respectively. For outstanding non-vested awards at September 30, 2020, 0.3 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

For the three months ended September 30, 2020 and 2019, the Company recognized $3.0 million and $3.5 million, respectively, in stock-based compensation expense, and for the nine months ended September 30, 2020 and 2019, the Company recognized $9.7 million and $11.0 million, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2020, the remaining unamortized stock-based compensation expense totaled $15.4 million, comprised of $8.1 million related to restricted stock awards and $7.3 million related to market-based awards. As of December 31, 2019, the unamortized stock-based compensation expense totaled $12.6 million, comprised of $6.6 million related to restricted stock awards and $6.0 million related to market-based awards. Amortization is recognized on a straight-line basis over the service period of each applicable award.

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

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net (loss) income per share and unit computed using the two-class method (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted income (loss):
Income (loss) from continuing operations	$13,798	$81,294	$(2,462)	$170,609
Less: dividends paid to preferred stockholders	(2,587)	(2,587)	(7,763)	(7,763)
Less: dividends attributable to unvested restricted stock	(169)	(260)	(561)	(714)
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$11,042	$78,447	$(10,786)	$162,132

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	103,041,547	90,416,248	102,858,498	87,934,906
Less: unvested weighted average shares of restricted stock	(291,427)	(375,895)	(304,700)	(405,120)
Basic weighted average shares of common stock outstanding	102,750,120	90,040,353	102,553,798	87,529,786
Net income (loss) per share attributable to common stockholders - basic	$0.11	$0.87	$(0.11)	$1.85

Diluted weighted average shares of common stock outstanding: (1)
Plus: unsettled shares under open forward equity contracts	61,175	—	—	—
Plus: unvested market-based awards	127,565	356,444	—	254,691
Diluted weighted average shares of common stock outstanding	102,938,860	90,396,797	102,553,798	87,784,477
Net income (loss) per share attributable to common stockholders - diluted	$0.11	$0.87	$(0.11)	$1.85

Potentially dilutive shares of common stock
Unvested shares of restricted stock, less shares assumed repurchased at market	36,333	172,686	56,724	210,729
Unsettled shares under open forward equity contracts	—	—	382,738	—
Unvested shares of market-based awards	—	—	196,213	—

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

The Corporation intends to satisfy its exchange obligation for the principal amount of the 2021 Convertible Notes to the note holders entirely in cash; therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the nine months ended September 30, 2020 and 2019, the Corporation’s average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread of the 2021 Convertible Notes.

Note 11. Related Party Transactions and Arrangements

Continuing Involvement

From the Spin-Off through September 4, 2020, the Company had continuing involvement with SMTA through related party agreements. The Company had cash inflows from SMTA of $1.1 million and cash outflows to SMTA of $0.3 million for the nine months ended September 30, 2020. The Company had cash inflows from SMTA of $271.2 million and cash outflows to SMTA of $49.8 million for the nine months ended September 30, 2019.

Cost Sharing Arrangements

In conjunction with the Spin-Off, the Company and SMTA entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provide a framework for the relationship between the Company and SMTA after the Spin-Off, by which Spirit may incur certain expenses on behalf of SMTA that must be reimbursed in a timely manner. These agreements, except for the Tax Matters Agreement, were terminated in conjunction with the termination of the Asset Management Agreement. The Tax Matters Agreement was terminated in conjunction with the termination of the Interim Management Agreement.

Asset Management Agreement and Interim Management Agreement

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement pursuant to which the Operating Partnership provided various management services to SMTA. On June 2, 2019, concurrently with SMTA’s entry into an agreement to sell Master Trust 2014, the Company entered into a termination agreement of the Asset Management Agreement, which became effective on September 20, 2019. Pursuant to the termination agreement, SMTA paid the Company a termination fee of $48.2 million and the Company waived its right to receive any promote as otherwise provided for under the Asset Management Agreement. On June 2, 2019, the Company and SMTA also entered into an Interim Management Agreement, which became effective on September 20, 2019, and which provided that the Company was entitled to an annual management fee of $1 million for the initial one-year term thereof and $4 million per annum for any renewal term, in each case plus certain cost reimbursements. The Interim Management Agreement was terminated effective September 4, 2020. Management fees of $0.2 million and $0.7 million were earned during the three and nine months ended September 30, 2020, respectively, compared to $4.4 million and $14.4 million during the three and nine months ended September 30, 2019, respectively, and are included in related party fee income in the consolidated statements of operations. Also, under the terms of the Asset Management Agreement, the Company recognized related party fee income of $0.5 million and $0.9 million, which was fully offset by general and administrative expense, for other compensation awarded by SMTA to an employee of Spirit for the three and nine months ended September 30, 2019, respectively.

Property Management and Servicing Agreement

Prior to September 20, 2019, the Operating Partnership provided property management services and special services for Master Trust 2014. The property management fees accrued daily at 0.25% per annum of the collateral value of the Master Trust 2014 collateral pool less any specially serviced assets, and the special servicing fees accrued daily at 0.75% per annum of the collateral value of any assets deemed to be specially serviced per the terms of the Property Management and Servicing Agreement dated May 20, 2014. Property management fees of $1.3 million and $4.3 million were earned during the three and nine months ended September 30, 2019, respectively, and special servicing fees of $0.4 million and $1.2 million were earned during the three and nine months ended September 30, 2019, respectively. These fees are included in related party fee income in the consolidated statements of operations. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the notes were retired and the Property Management and Servicing Agreement was terminated.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company issued 2.9 million shares to physically settle certain of its open forward equity sale agreements entered into in connection with its June 2020 public offering. The Company settled these shares at a forward price per share of $34.525, generating net proceeds of $100.0 million.

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

As of September 30, 2020, our owned real estate represented investments in 1,778 properties. Our properties are leased to 296 tenants across 48 states and 28 retail industries. As of September 30, 2020, our owned properties were approximately 99.3% occupied (based on the number of economically yielding properties).

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

On May 31, 2018, we completed a Spin-Off of all our interests in the assets that collateralized Master Trust 2014, our properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA. In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA, pursuant to which the Company acted as external asset manager for SMTA for an annual management fee of $20.0 million. In September 2019, SMTA sold the assets held in Master Trust 2014 and approved a plan of liquidation. The Asset Management Agreement was terminated, and the Interim Management Agreement with SMTA became effective. Pursuant to the Interim Management Agreement, we were entitled to receive $1 million during the initial one-year term and $4 million for any renewal one-year term, plus certain cost reimbursements, to manage and liquidate the remaining SMTA assets. The Interim Management Agreement was terminated effective September 4, 2020 and we have no further continuing involvement with SMTA.

Given the timing of the onset in the U.S., the COVID-19 pandemic had a minimal impact on our first quarter 2020 results and increased impact on our second quarter 2020 results as certain of our tenants experienced business disruption, especially those in industries considered “non-essential” under varying state “shelter-in-place” and “stay-at-home” orders and other restrictions. As a result, many of our tenants requested rent deferrals (and other forms of relief). During the third quarter of 2020, the impact of the COVID-19 pandemic has reduced as certain restrictions on our tenants’ operations have been lifted. As such, the majority of the impact to our third quarter 2020 results relates to relief granted during the second quarter of 2020. Our discussions with tenants requesting relief substantially focused on industries that have been directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly health and fitness, movie theaters, quick service and casual dining restaurants, entertainment, car washes, dealerships, home décor, home furnishings, department stores and education. These and other industries may be further impacted in the future depending on various factors, including the duration of the COVID-19 pandemic, the reinstitution of restrictions intended to prevent its spread or the imposition of new, more restrictive measures. Even after certain of such restrictions are lifted or reduced, the willingness of customers to visit our tenants’ businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. We are not able to predict the duration of such customer behavior or the COVID-19 pandemic.

As of October 26, 2020, we have collected approximately 90% of third quarter 2020 Base Rent of $118.2 million, deferred approximately 7% and abated approximately 1%. We currently expect to see continued reductions in the impact of COVID-19 on our fourth quarter 2020 results, with expected rent deferrals of $3.7 million (including the maximum impact of arrangements that have a sliding scale based on performance of the underlying property) and rent abatements of $0.1 million. For the deferred rent, the deferral periods range generally from one to six months, with an average deferral period of three months and an average repayment period of 13 months. Of the tenants who we have granted rent deferrals, 22% are public companies and the weighted average remaining lease term of leases with deferrals is 10.3 years (based on Base Rent). Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. Refer to “Part II—Other Information, Item 1A. Risk Factors” for additional information about the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

	Three Months Ended September 30,
(In Thousands)	2020	2019	Change	% Change
Revenues:
Rental income	$112,916	$109,511	$3,405	3.1%
Interest income on loans receivable	189	843	(654)	(77.6)%
Earned income from direct financing leases	131	267	(136)	(50.9)%
Related party fee income	178	54,795	(54,617)	(99.7)%
Other income	327	1,531	(1,204)	(78.6)%
Total revenues	113,741	166,947	(53,206)	(31.9)%
Expenses:
General and administrative	10,931	12,727	(1,796)	(14.1)%
Termination of interest rate swaps	—	12,461	(12,461)	(100.0)%
Property costs (including reimbursable)	5,049	4,407	642	14.6%
Deal pursuit costs	597	330	267	80.9%
Interest	26,404	24,675	1,729	7.0%
Depreciation and amortization	52,170	43,907	8,263	18.8%
Impairments	8,106	5,932	2,174	36.6%
Total expenses	103,257	104,439	(1,182)	(1.1)%
Other income:
Loss on debt extinguishment	(7,252)	(5,580)	(1,672)	30.0%
Gain on disposition of assets	10,763	32,254	(21,491)	(66.6)%
Preferred dividend income from SMTA	—	3,302	(3,302)	(100.0)%
Total other income	3,511	29,976	(26,465)	(88.3)%
Income before income tax expense	13,995	92,484	(78,489)	(84.9)%
Income tax expense	(197)	(11,190)	10,993	(98.2)%
Net income	$13,798	$81,294	$(67,496)	(83.0)%

REVENUES

Rental income

	Three Months Ended September 30,
(In Thousands)	2020	2019
Base Cash Rent	$108,398	$100,962
Variable cash rent (including reimbursables)	3,051	2,823
Straight-line rent, net of uncollectible reserve	899	4,770
Amortization of above- and below- market lease intangibles, net	568	956
Total rental income	$112,916	$109,511

We were a net acquirer of income-producing real estate over the trailing twelve-month period, resulting in an increase in our Base Cash Rent period-over-period. During the trailing twelve months ended September 30, 2020, we acquired 186 properties, with a Real Estate Investment Value of $1.0 billion, and disposed of 31 properties, of which 15 were income producing, with a Real Estate Investment Value of $98.1 million. The increase was partially offset by an increase in net amounts deemed not probable of collection driven by tenant credit issues from the COVID-19 pandemic from $0.2 million for the three months ended September 30, 2019 to $6.5 million for three months ended September 30, 2020. The increase period-over-period was also reduced by $1.7 million of rent abatements for the three months ended September 30, 2020, executed as relief due to the COVID-19 pandemic. Finally, included in the Base Cash Rent for the three months ended September 30, 2020 are rent deferrals deemed probable of collection of $1.8 million, related to the effects of the COVID-19 pandemic.

The primary component of variable cash rent is tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income was $2.7 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively, and was driven by the tenant reimbursable property costs described below. These amounts represented approximately 2.4% and 2.5% of rental income for the three months ended September 30, 2020 and 2019, respectively.

Non-cash rental income consists of straight-line rental revenue, amortization of above- and below-market lease intangibles and bad debt expense. Non-cash rental income decreased period-over-period primarily as a result of a $4.3 million increase in reserves on straight-line rental revenue due to increased tenant credit issues.

Related party fee income

In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provided a management team responsible for implementing SMTA ’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $4.4 million of revenues during the three months ended September 30, 2019. Additionally, under the terms of this agreement, we recognized $0.5 million of stock compensation awarded by SMTA to an employee of Spirit for the three months ended September 30, 2019, which was fully offset by $0.5 million in general and administrative expenses recognized for other compensation. This agreement was terminated in conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, resulting in a termination fee of $48.2 million. We entered into an Interim Management Agreement for an initial annual fee of $1.0 million, under which we agreed to manage and liquidate the remaining SMTA assets. Under this agreement, we recognized $0.2 million of revenues for the three months ended September 30, 2020. The Interim Management Agreement was terminated effective September 4, 2020.

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

EXPENSES

General and administrative

Period-over-period general and administrative expenses decreased, driven by a decrease in compensation expenses of $1.7 million, primarily as a result of decreased accruals for market-based and merit-based compensation, as well as a decrease of $0.3 million in professional fees and a decrease of $0.2 million in travel expenses. These decreases were partially offset by $0.7 million of expenses recognized during the three months ended September 30, 2020 related to the COVID-19 pandemic, primarily as a result of increased legal fees for executing rent deferral or abatement agreements.

Property costs (including reimbursable)

For the three months ended September 30, 2020, property costs were $5.0 million (including $3.4 million of tenant reimbursable expenses), compared to $4.4 million (including $3.6 million of tenant reimbursable expenses) for the same period in 2019. As such, reimbursable property costs remained relatively flat period-over-period. The increase in non-reimbursable costs of $0.8 million was driven primarily by an increase in carrying costs of vacant properties of $0.7 million due to an increase in vacant properties over the comparative period.

Interest

The increase in interest expense was driven by the issuance of:

•	the 2027 Senior Notes and 2030 Senior Notes in the third quarter of 2019,
•	the 2020 Term Loans in the second quarter of 2020 and
•	the 2031 Senior Notes in the third quarter of 2020.

The increase was partially offset by:

•	the repayment and termination of the A-1 Term Loans and A-2 Term Loans in the third quarter of 2019,
•	the termination of the interest rate swaps in the third quarter of 2019, and
•	the partial early repayment of $154.6 million of the Convertible 2021 Notes in the third quarter of 2020.

The following table summarizes our interest expense on related borrowings:

	Three Months Ended September 30,
(In Thousands)	2020	2019
Interest expense – revolving credit facilities (1)	$409	$473
Interest expense – term loans	1,128	5,779
Interest expense – Senior Unsecured Notes	16,188	8,446
Interest expense – mortgages and notes payable	3,016	3,637
Interest expense – Convertible Notes	2,473	3,234
Interest expense – interest rate swaps/other	—	421
Non-cash interest expense	3,190	2,685
Total interest expense	$26,404	$24,675
(1)	Includes facility fees of approximately $0.4 million for both the three months ended September 30, 2020 and 2019.

Depreciation and amortization

We were a net acquirer during the trailing twelve-month period of $909.9 million of Real Estate Investment Value, resulting in an increase period-over-period in depreciation and amortization. The following table summarizes our depreciation and amortization expense:

	Three Months Ended September 30,
(In Thousands)	2020	2019
Depreciation of real estate assets	$43,551	$36,525
Amortization of lease intangibles	8,473	7,239
Other depreciation	146	143
Total depreciation and amortization	$52,170	$43,907

Impairments

During the three months ended September 30, 2020, we recorded impairment losses of $8.1 million. Impairment of $5.6 million was recorded on Vacant properties, comprised of $2.6 million on two Vacant properties held for use and $3.0 million on one Vacant property held for sale. Impairment of $2.8 million was recorded on underperforming properties, comprised of $1.2 million on three underperforming properties held for use and $1.6 million on four underperforming properties held for sale. Finally, we reversed $0.1 million of previously recorded allowance for loan loss as a result of our loans being repaid in full and reversed $0.2 million of previously recorded allowance for credit loss on our direct financing lease as a result of improved credit metrics of the borrower.

During the three months ended September 30, 2019, we recorded impairment losses of $5.9 million. Impairment of $5.6 million was recorded on six underperforming properties held for use. Impairment of $0.3 million was recorded on Vacant properties, comprised of $0.2 million on two Vacant properties held for sale and $0.1 million on one Vacant property held for use.

Loss on debt extinguishment

During the three months ended September 30, 2020, we recorded a loss on debt extinguishment of $6.2 million as a result of the partial early repayment of $154.6 million aggregate principal amount of the Convertible 2021 Notes, comprised of $4.1 million of cash premiums paid and $2.1 million of write-offs of unamortized debt discounts and deferred financing costs related to the debt. Additionally, we recorded a loss on debt extinguishment of $1.1 million for the write-off of unamortized deferred financing costs as a result of the partial repayment of the 2020 Term Loans.

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

Gain on disposition of assets

During the three months ended September 30, 2020, we disposed of 11 properties, resulting in net gains of $10.8 million. There were net gains of $11.3 million on the sales of seven active properties and net losses of $0.5 million on the sales of four Vacant properties. For the same period in 2019, we disposed of nine properties, resulting in net gains of $32.3 million. There were net gains of $32.3 million on the sales of eight active properties and a negligible gain on the sale of one Vacant property.

Preferred dividend income from SMTA

As part of the Spin-Off, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the three months ended September 30, 2019, we recognized preferred dividend income of $3.3 million from these shares. In September 2019, in conjunction with SMTA’s sale of Master Trust 2014, SMTA repurchased the preferred shares at their aggregate liquidation preference.

Income tax expense

Taxable income from non-REIT activities managed through any of the Company's taxable REIT subsidiaries is subject to federal, state, and local taxes. As such, income earned by a taxable wholly-owned subsidiary of Spirit pursuant to the Asset Management Agreement was considered non-REIT activity and subject to federal and state income tax. There was a decrease in income tax expense period-over-period of $11.0 million, primarily as a result of the taxable termination fee income of $48.2 million recorded in the third quarter of 2019.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
(In Thousands)	2020	2019	Change	% Change
Revenues:
Rental income	$351,469	$320,084	$31,385	9.8%
Interest income on loans receivable	998	2,749	(1,751)	(63.7)%
Earned income from direct financing leases	439	971	(532)	(54.8)%
Related party fee income	678	68,971	(68,293)	(99.0)%
Other income	1,401	2,510	(1,109)	(44.2)%
Total revenues	354,985	395,285	(40,300)	(10.2)%
Expenses:
General and administrative	36,396	39,741	(3,345)	(8.4)%
Termination of interest rate swaps	—	12,461	(12,461)	(100.0)%
Property costs (including reimbursable)	18,219	13,968	4,251	30.4%
Deal pursuit costs	1,630	574	1,056	NM
Interest	77,858	76,462	1,396	1.8%
Depreciation and amortization	157,566	126,598	30,968	24.5%
Impairments	69,929	13,231	56,698	NM
Total expenses	361,598	283,035	78,563	27.8%
Other income:
Loss on debt extinguishment	(7,252)	(11,473)	4,221	(36.8)%
Gain on disposition of assets	11,809	70,760	(58,951)	(83.3)%
Preferred dividend income from SMTA	—	10,802	(10,802)	(100.0)%
Total other income	4,557	70,089	(65,532)	(93.5)%
(Loss) income before income tax expense	(2,056)	182,339	(184,395)	NM
Income tax expense	(406)	(11,730)	11,324	(96.5)%
Net (loss) income	$(2,462)	$170,609	$(173,071)	NM

NM - Percentages over 100% are not displayed.

REVENUES

Rental income

	Nine Months Ended September 30,
(In Thousands)	2020	2019
Base Cash Rent	$335,110	$296,179
Variable cash rent (including reimbursables)	8,843	9,403
Straight-line rent, net of uncollectible reserve	6,385	12,162
Amortization of above- and below- market lease intangibles, net	1,131	2,340
Total rental income	$351,469	$320,084

We were a net acquirer of income-producing real estate over the trailing twelve-month period, resulting in an increase in our Base Cash Rent period-over-period. During the trailing twelve months ended September 30, 2020, we acquired 186 properties, with a Real Estate Investment Value of $1.0 billion, and disposed of 31 properties, of which 15 were income producing, with a Real Estate Investment Value of $98.1 million. The increase was partially offset by an increase in net amounts deemed not probable of collection driven by tenant credit issues from the COVID-19 pandemic from a net recovery of $0.8 million for the nine months ended September 30, 2019 to a net reduction of $12.1 million for nine months ended September 30, 2020. The increase period-over-period was also reduced by $4.1 million of rent abatements for the nine months ended September 30, 2020, executed as relief due to the COVID-19 pandemic. Finally, included in the Base Cash Rent for the nine months ended September 30, 2020 are rent deferrals deemed probable of collection of $24.1 million, related to the effects of the COVID-19 pandemic.

The primary component of variable cash rent is tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, and non-cash rental income. Tenant reimbursement income was $8.2 million and $9.1 million for the nine months ended September 30, 2020 and 2019, respectively, and was driven by the tenant reimbursable property costs described below. These amounts represented approximately 2.3% and 2.8% of rental income for the nine months ended September 30, 2020 and 2019, respectively.

Non-cash rental income consists of straight-line rental revenue, amortization of above- and below-market lease intangibles and bad debt expense. Non-cash rental income decreased period-over-period primarily as a result of a $10.7 million increase in reserves on straight-line rental revenue due to increased tenant credit issues.

Related party fee income

In conjunction with the Spin-Off, we entered into the Asset Management Agreement with SMTA pursuant to which we provided a management team responsible for implementing SMTA ’s business strategy and performing certain services for SMTA. Under this agreement, we recognized $14.4 million of revenues during the nine months ended September 30, 2019. Additionally, under the terms of this agreement, we recognized $0.9 million of stock compensation awarded by SMTA to an employee of Spirit for the nine months ended September 30, 2019, which was fully offset by $0.9 million in general and administrative expenses recognized for other compensation. This agreement was terminated in conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, resulting in a termination fee of $48.2 million. We entered into an Interim Management Agreement for an initial annual fee of $1.0 million, under which we agreed to manage and liquidate the remaining SMTA assets. Under this agreement, we recognized $0.7 million of revenues for the nine months ended September 30, 2020. The Interim Management Agreement was terminated effective September 4, 2020.

Additionally, we provided property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the Spin-Off. As a result, for the three months ended September 30, 2019, we recognized $5.5 million in revenue under the terms of the Property Management and Servicing Agreement. This agreement was terminated in the third quarter of 2019 in conjunction with SMTA’s sale of Master Trust 2014.

EXPENSES

General and administrative

Period-over-period general and administrative expenses decreased, driven by a decrease in compensation expenses of $4.2 million, primarily as a result of decreased accruals for market-based and merit-based compensation, as well as a decrease of $0.5 million in travel expenses as a result of the COVID-19 pandemic. These decreases were partially offset by $1.4 million of expenses recognized during the nine months ended September 30, 2020 related to the COVID-19 pandemic, primarily as a result of increased legal fees for executing rent deferral or abatement agreements.

Property costs (including reimbursable)

For the nine months ended September 30, 2020, property costs were $18.2 million (including $10.0 million of tenant reimbursable expenses) compared to $14.0 million (including $11.2 million of tenant reimbursable expenses) for the same period in 2019. As such, reimbursable property costs decreased period-over-period, primarily due to certain property taxes no longer being considered recoverable. The increase in non-reimbursable costs of $5.4 million was driven primarily by an increase in non-reimbursable property taxes of $3.6 million due to tenant credit issues from the COVID-19 pandemic, as well as carrying costs of vacant properties of $1.4 million due to an increase in vacant properties over the comparative period.

Interest

The increase in interest expense was driven by the issuance of:

•	the 2029 Senior Notes in the second quarter of 2019,
•	the 2027 Senior Notes and 2030 Senior Notes in the third quarter of 2019,
•	the 2020 Term Loans in the second quarter of 2020, and
•	the 2031 Senior Notes in the third quarter of 2020.

The increase was partially offset by:

•	the extinguishment of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan in the first quarter of 2019,
•	the maturity and repayment of the Convertible 2019 Notes in the second quarter of 2019,
•	the early repayment of the Master Trust 2013 notes in the second quarter of 2019,
•	the repayment and termination of the A-1 Term Loans and A-2 Term Loans in the third quarter of 2019,
•	the termination of the interest rate swaps in the third quarter of 2019, and
•	the partial early repayment of $154.6 million of the Convertible 2021 Notes in the third quarter of 2020.

The following table summarizes our interest expense on related borrowings:

	Nine Months Ended September 30,
(In Thousands)	2020	2019
Interest expense – revolving credit facilities (1)	$3,269	$4,449
Interest expense – term loans	2,799	15,448
Interest expense – Senior Unsecured Notes	44,163	15,299
Interest expense – mortgages and notes payable	9,027	15,168
Interest expense – Convertible Notes	8,942	14,010
Interest expense – interest rate swaps/other	—	972
Non-cash interest expense	9,658	11,116
Total interest expense	$77,858	$76,462
(1)	Includes facility fees of approximately $1.2 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Depreciation and amortization

We were a net acquirer during the trailing twelve-month period of $909.9 million of Real Estate Investment Value, resulting in an increase period-over-period in depreciation and amortization. The following table summarizes our depreciation and amortization expense:

	Nine Months Ended September 30,
(In Thousands)	2020	2019
Depreciation of real estate assets	$131,187	$105,731
Amortization of lease intangibles	25,942	20,441
Other depreciation	437	426
Total depreciation and amortization	$157,566	$126,598

Impairments

During the nine months ended September 30, 2020, we recorded impairment losses of $69.9 million. Impairment of $7.6 million was recorded on Vacant properties, comprised of $4.6 million on seven Vacant properties held for use and $3.0 million on one Vacant property held for sale. Impairment of $44.0 million was recorded on underperforming properties, comprised of $42.4 million on 22 underperforming properties held for use and $1.6 million on five underperforming properties held for sale. Impairment of $18.2 million was recorded on lease intangible assets, primarily as a result of a tenant bankruptcy that had credit issues prior to the COVID-19 pandemic that resulted in the termination of the lease for four properties. Finally, we recorded an allowance for credit loss on our direct financing lease of $0.1 million.

During the nine months ended September 30, 2019, we recorded impairment losses of $13.2 million. Impairment of $11.9 million was recorded on underperforming properties, comprised of $8.1 million recorded on 11 underperforming properties held for use and $3.8 million recorded on nine underperforming properties held for sale. Impairment of $1.5 million was recorded on Vacant properties, comprised of $0.3 million recorded on two Vacant held for use properties and $1.2 million recorded on three Vacant held for sale properties. These impairment charges were partially offset by $0.2 million of net impairment on lease intangible liabilities.

Loss on debt extinguishment

During the nine months ended September 30, 2020, we recorded a loss on debt extinguishment of $6.2 million as a result of the partial early repayment of $154.6 million aggregate principal amount of the Convertible 2021 Notes, comprised of $4.1 million of cash premiums paid and $2.1 million of write-offs of unamortized debt discounts and deferred financing costs related to the debt. Additionally, we recorded a loss on debt extinguishment of $1.1 million for the write-off of unamortized deferred financing costs as a result of the partial repayment of the 2020 Term Loans.

During the nine months ended September 30, 2019, we recorded a net loss on debt extinguishment of $11.5 million, comprised of:

•	a $15.0 million loss on the retirement of the Master Trust 2013 notes, primarily as a result of early repayment penalties,
•	a $9.5 million gain on the extinguishment of $10.4 million aggregate principal amount of CMBS indebtedness on one defaulted loan, which was secured by one property,
•

a $5.3 million loss on the termination of the A-1 Term Loans and A-2 Term Loans, which were repaid primarily with proceeds from the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes, and

•	a $0.7 million loss on the termination of the 2015 Credit Agreement and 2015 Term Loan Agreement in conjunction with entering into the 2019 Revolving Credit and Term Loan Agreement.

Gain on disposition of assets

During the nine months ended September 30, 2020, we disposed of 21 properties, resulting in net gains of $11.8 million. There were net gains of $11.3 million on the sales of 11 active properties and net gains of $0.9 million on the sales of ten Vacant properties. These gains were partially offset by a $0.2 million loss recorded on the sale of a notes receivable and $0.2 million in other net losses.

For the same period in 2019, we disposed of 34 properties, resulting in net gains of $70.8 million. There were net gains of $69.6 million on the sales of 20 active properties and net gains of $1.2 million on the sales of 11 Vacant properties. One property was returned to the lender in conjunction with CMBS debt extinguishment and two properties were leasehold interests that were surrendered to the lessors, which did not result in a gain/loss on disposition.

Preferred dividend income from SMTA

As part of the Spin-Off, SMTA issued to us 10% Series A preferred shares with an aggregate liquidation preference of $150.0 million. For the nine months ended September 30, 2019, we recognized preferred dividend income of $10.8 million from these shares. In September 2019, in conjunction with SMTA’s sale of Master Trust 2014, SMTA repurchased the preferred shares at their aggregate liquidation preference.

Income tax expense

Taxable income from non-REIT activities managed through any of the Company's taxable REIT subsidiaries is subject to federal, state, and local taxes. As such, income earned by a taxable wholly-owned subsidiary of Spirit pursuant to the Asset Management Agreement was considered non-REIT activity and subject to federal and state income tax. There was a decrease in income tax expense period-over-period of $11.3 million, primarily as a result of the taxable termination fee income of $48.2 million recorded in the third quarter of 2019.

Property Portfolio Information

1,778	99.3%	48	296	28
Owned Properties	Occupancy	States	Tenants	Retail Industries

Diversification By Tenant

The following table sets forth a summary of tenant concentration for our owned real estate properties as of September 30, 2020:

Tenant (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Cajun Global LLC	166	238	2.7%
The Home Depot, Inc.	7	848	2.3%
At Home Group Inc.	13	1,597	2.3%
Alimentation Couche-Tard, Inc.	76	230	2.3%
Walgreen Co.	34	487	2.1%
GPM Investments, LLC	112	305	2.1%
Life Time Fitness, Inc	5	588	2.0%
Dollar Tree, Inc.	106	927	2.0%
BJ's Wholesale Club, Inc.	7	789	2.0%
CVS Caremark Corporation	33	409	1.8%
Other	1,207	30,215	78.4%
Vacant	12	594	—
Total	1,778	37,227	100.0%

(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.

Lease Expirations

The following table sets forth a summary of lease expirations for our owned real estate as of September 30, 2020. As of September 30, 2020, the weighted average remaining non-cancelable initial term of our leases (based on ABR) was 9.9 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	ABR (in thousands) (1)	Total Square Feet (in thousands)	Percent of ABR
Remainder of 2020	3	$738	165	0.2%
2021	55	18,832	1,817	3.9%
2022	40	16,075	1,529	3.3%
2023	112	31,753	2,936	6.6%
2024	47	17,899	1,557	3.7%
2025	52	19,115	1,527	4.0%
2026	101	32,186	2,298	6.7%
2027	130	40,222	2,954	8.3%
2028	106	28,685	1,798	5.9%
2029	323	42,651	2,840	8.8%
Thereafter	797	235,153	17,212	48.6%
Vacant	12	—	594	—
Total owned properties	1,778	$483,309	37,227	100.0%

(1) ABR is not adjusted for the impact of abatements provided as relief due to the COVID-19 pandemic. As of the date of this report, SRC has agreed to a total of $0.2 million of abatements for the period from October 1, 2020 – September 30, 2021.

Diversification By Asset Type and Tenant Industry

The following table sets forth a summary of asset types, and for retail assets the tenant industry concentration, for our owned properties as of September 30, 2020:

Asset Type	Tenant Industry	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,660	25,517	79.8%
	Convenience Stores	331	1,047	8.0%
	Health and Fitness	42	2,185	6.9%
	Restaurants - Quick Service	366	798	6.7%
	Restaurants - Casual Dining	134	945	6.0%
	Movie Theaters	37	1,953	5.4%
	Drug Stores / Pharmacies	77	991	4.6%
	Dealerships	27	925	4.4%
	Entertainment	24	1,022	3.6%
	Grocery	38	1,752	3.5%
	Car Washes	65	308	3.3%
	Dollar Stores	168	1,538	3.2%
	Home Improvement	14	1,595	3.1%
	Home Décor	16	2,159	2.9%
	Warehouse Club and Supercenters	13	1,420	2.6%
	Specialty Retail	53	1,142	2.4%
	Automotive Service	69	578	2.3%
	Department Stores	14	1,281	2.0%
	Home Furnishings	18	783	1.7%
	Sporting Goods	14	739	1.7%
	Early Education	35	384	1.6%
	Automotive Parts	55	388	1.2%
	Office Supplies	16	351	0.8%
	Other	9	294	0.7%
	Medical Office	5	65	0.5%
	Pet Supplies and Service	4	133	0.4%
	Apparel	5	151	0.3%
	Vacant	11	590	0.0%
Industrial		75	9,695	12.6%
Office and Other		43	2,015	7.6%
	Total	1,778	37,227	100.0%

Diversification By Geography

The following map and table set forth a summary of geographic concentration for our owned real estate properties as of September 30, 2020:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	254	4,421	11.7%	Louisiana	23	368	1.3%
Florida	125	2,371	8.8%	Utah	18	333	1.2%
Georgia	122	1,983	6.3%	Pennsylvania	20	488	1.2%
Ohio	86	2,396	5.4%	Alaska	9	319	1.1%
California	24	1,236	4.6%	New Hampshire	16	640	1.1%
Tennessee	104	1,762	4.1%	Idaho	16	273	1.0%
Michigan	86	1,612	4.0%	Kansas	17	341	0.8%
New York	30	1,895	3.6%	Connecticut	5	686	0.8%
Illinois	50	1,258	3.6%	Wisconsin	10	391	0.7%
Arizona	45	824	3.0%	Washington	8	185	0.6%
South Carolina	44	771	2.8%	Maine	26	76	0.5%
Alabama	94	715	2.6%	Nebraska	9	221	0.4%
Virginia	44	1,335	2.6%	West Virginia	13	202	0.4%
North Carolina	59	1,229	2.6%	Montana	3	152	0.4%
Maryland	9	714	2.5%	Massachusetts	2	131	0.4%
Missouri	65	966	2.4%	Iowa	12	194	0.4%
Minnesota	25	936	2.3%	North Dakota	3	105	0.3%
Colorado	25	978	2.1%	Rhode Island	3	95	0.3%
Mississippi	51	670	1.9%	Oregon	3	104	0.3%
New Mexico	28	583	1.7%	Wyoming	1	35	0.1%
Kentucky	43	538	1.7%	U.S. V.I.	1	38	0.1%
Indiana	39	830	1.6%	South Dakota	1	20	0.1%
Oklahoma	50	446	1.6%	Delaware	1	5	0.1%
Arkansas	42	637	1.5%	Vermont	1	2	*
New Jersey	13	717	1.4%
*	Less than 0.1%

Liquidity and Capital Resources

FORWARD EQUITY OFFERING

In June 2020, we entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9.2 million shares of common stock at an initial public offering price of $37.35 per share, before underwriting discounts and offering expenses. The forward purchasers borrowed and sold an aggregate of 9.2 million shares of common stock in the offering. We did not receive any proceeds from the sale of our shares of common stock by the forward purchasers at the time of the offering. We intend (subject to our right to elect cash or net share settlement subject to certain conditions) to deliver, upon physical settlement of the forward sale agreements on one or more dates specified by us occurring no later than December 8, 2021, an aggregate of 9.2 million shares of our common stock to the forward purchasers in exchange for cash proceeds per share equal to the applicable forward sale price. The forward sale price that we will receive upon physical settlement of the agreements, which was initially $35.856 per share, will be subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of September 30, 2020, we had physically settled 2.8 million of these shares for net proceeds of $99.7 million.

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

As of September 30, 2020, 5.9 million shares of our common stock have been sold under the ATM Program, of which 0.7 million shares were sold during the nine months ended September 30, 2020. Of total shares sold since inception, 4.1 million of the sales were sold by forward purchasers through agents under the ATM Program and pursuant to forward sales agreements, including all shares sold during the nine months ended September 30, 2020. The forward sale price that we received upon physical settlement of the agreements was subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. During the nine months ended September 30, 2020, 0.4 million of the shares were physically settled for net proceeds of $17.6 million. As of September 30, 2020, there were 0.3 million shares remaining under open forward sales agreements. Assuming the full physical settlement of those open forward sales agreements, we had remaining capacity to sell common stock having an aggregate gross sales price of up to $234.8 million under the ATM Program as of September 30, 2020.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our ATM program. As of September 30, 2020, available liquidity was comprised of $116.8 million in cash and cash equivalents, $800.0 million of borrowing capacity under the 2019 Credit Facility and $12.7 million in restricted cash and restricted cash equivalents. Assuming the full physical settlement of open forward sale agreements under our ATM Program, we also had remaining capacity to sell common stock having an aggregate gross sales price of up to $234.8 million under our ATM Program as of September 30, 2020 and $231.1 million of expected proceeds available assuming the full physical settlement of our open forward equity contracts. We believe that this available liquidity makes us well positioned to navigate any macroeconomic uncertainty resulting from the COVID-19 pandemic restrictions intended to prevent its spread.

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

2019 Credit Facility

As of September 30, 2020, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the 2019 Facilities Agreements). As of September 30, 2020, there were no subsidiaries that met this requirement.

As of September 30, 2020, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 0.90%, with no borrowings outstanding, and a ratings-based facility fee in the amount of 0.20% per annum. As of September 30, 2020, there were no letters of credit outstanding.

Term Loans

As of September 30, 2020, $178.0 million was outstanding under the 2020 Term Loan Agreement. The 2020 Term Loans have a maturity of April 2, 2022 and bear interest at a rate of LIBOR plus an applicable margin of 1.50% per annum. If any loans are outstanding after April 2, 2021, the Operating Partnership will be required to pay a one-time fee in an amount equal to 0.20% of the outstanding principal amount of the loans.

Senior Unsecured Notes

As of September 30, 2020, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Stated Interest Rate	September 30, 2020
2026 Senior Notes	September 15, 2026	4.45%	$300,000
2027 Senior Notes	January 15, 2027	3.20%	$300,000
2029 Senior Notes	July 15, 2029	4.00%	$400,000
2030 Senior Notes	January 15, 2030	3.40%	$500,000
2031 Senior Notes	February 15, 2031	3.20%	$450,000
Total Senior Unsecured Notes		3.61%	$1,950,000

The Senior Unsecured Notes are payable on January 15 and July 15 of each year, except for the 2026 Senior Notes, which are payable on March 15 and September 15 of each year, and the 2031 Senior Notes, which are payable on February 15 and August 15 of each year. The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the respective indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed three months or less (or two months or less in the case of the 2027 Senior Notes) prior to their respective maturity dates, the redemption price will not include a make-whole premium.

CMBS

In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants.

As of September 30, 2020, we had five fixed-rate CMBS loans with $215.3 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.47% and a weighted-average maturity of 3.1 years. Approximately 86.99% of this debt is partially amortizing and requires a balloon payment at maturity. The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans as of September 30, 2020 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total
Remainder of 2020	—	—	—%	—%	$1,059	$—	$1,059
2021	—	—	—%	—	4,365	—	4,365
2022	—	—	—%	—	4,617	—	4,617
2023	3	86	5.23%-5.50%	5.46	3,074	197,912	200,986
2024	—	—	—%	—	590	—	590
Thereafter	2	2	5.80%-6.00%	5.83	3,610	70	3,680
Total	5	88		5.47%	$17,315	$197,982	$215,297

Convertible Notes

As of September 30, 2020, the Convertible Notes were comprised of $190.4 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the 2021 Notes is payable semiannually in arrears on May 15 and November 15 of each year.

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

The conversion rate is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of September 30, 2020, the conversion rate was 17.4458 per $1,000 principal note. If we undergo a fundamental change (as defined in the 2021 Notes’ supplemental indenture), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of September 30, 2020 (in thousands):

	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
2019 Credit Facility	$—	$—	$—	$—	$—	$—	$—
2020 Term Loans	178,000	—	—	178,000	—	—	—
Senior Unsecured Notes	1,950,000	—	—	—	—	—	1,950,000
CMBS	215,297	1,059	4,365	4,617	200,986	590	3,680
Convertible Notes	190,426	—	190,426	—	—	—	—
	$2,533,723	$1,059	$194,791	$182,617	$200,986	$590	$1,953,680

CONTRACTUAL OBLIGATIONS

As discussed above, during the nine months ended September 30, 2020, we entered into the 2020 Term Loan Agreement to reduce the amounts drawn under the 2019 Credit Facility. Additionally, we issued the 2031 Senior Unsecured Notes and used proceeds to partially repay borrowings outstanding under the 2020 Term Loans and to partially redeem the 2021 Convertible Notes. There were no other material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

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

Cash Flows

The following table presents a summary of our cash flows for the nine months ended September 30, 2020 and September 30, 2019, respectively (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$206,524	$259,353	$(52,829)
Net cash used in investing activities	(352,766)	(328,616)	(24,150)
Net cash provided by financing activities	249,708	361,508	(111,800)
Net increase in cash, cash equivalents and restricted cash	$103,466	$292,245	$(188,779)

As of September 30, 2020, we had $129.5 million of cash, cash equivalents and restricted cash as compared to $26.0 million as of December 31, 2019 and $369.7 million as of September 30, 2019.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The decrease in net cash provided by operating activities was primarily attributable to the following:

•

a decrease in related party fee income of $70.3 million, which was primarily attributable to the $48.2 million termination fee received in connection with the termination of the Asset Management Agreement in September 2019, which was replaced by the Interim Management Agreement,

•	a decrease in preferred dividends received from SMTA of $14.6 million as a result of SMTA repurchasing the preferred shares in September 2019, and
•	an increase in cash interest paid of $13.5 million driven by the issuance of the 2027 Senior Notes, 2029 Senior Notes and 2030 Senior Notes.

The decrease was partially offset by the following:

•	termination fee costs of $24.8 million paid for the termination of interest rate swaps in 2019, and
•

a net increase in cash rental revenue of $20.3 million, driven by net acquisitions over the trailing twelve month period, partially offset by $24.1 million of rent deferred and $4.1 million of rent abated during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the nine months ended September 30, 2020 included $433.4 million for the acquisition of 47 properties and $9.9 million of capitalized real estate expenditures. These outflows were partially offset by the $58.7 million in net proceeds from the disposition of 21 properties and the sale of one loan receivable. Additionally, the outflows were further offset by the collection of $31.8 million of principal on loans receivable, which includes $28.7 million for the paydown of the outstanding loan balances.

During the same period in 2019, net cash used in investing activities included $719.1 million for the acquisition of 195 properties and $32.9 million of capitalized real estate expenditures. These outflows were partially offset by $230.5 million in net proceeds from the disposition of 34 properties, $150.0 million in proceeds from the redemption of preferred equity investment in SMTA and $42.8 million in collections of principal on loans receivable.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the nine months ended September 30, 2020 was primarily attributable to borrowings of $445.5 million under senior unsecured notes, net borrowings of $178.0 million under term loans and net proceeds from the issuance of common stock of $117.3 million. These amounts were partially offset by payment of dividends to equity owners of $202.1 million, repayment of $154.6 million on convertible notes, net repayments of $116.5 million on our revolving credit facilities, deferred financing costs of $6.5 million, common stock repurchases for employee tax withholdings totaling $4.4 million, debt extinguishment costs of $4.1 million and repayment of $3.0 million on mortgages and notes payable

During the same period in 2019, net cash provided by financing activities was primarily attributable to borrowings of $1,198.3 million under senior unsecured notes and net proceeds from the issuance of common stock of $538.0 million. These amounts were partially offset by the net repayment of $420.0 million of Term Loans, payment of dividends to equity owners of $172.0 million, repayment of $198.6 million on mortgages and notes payable, net repayments of $146.3 million on our revolving credit facilities, repayment of $402.5 million on convertible notes, deferred financing costs of $20.2 million, debt extinguishment costs of $12.6 million and common stock share repurchases for employee tax withholdings totaling $2.5 million

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any material off-balance sheet arrangements.

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

FFO and AFFO

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$11,211	$78,707	$(10,225)	$162,846
Portfolio depreciation and amortization	52,024	43,764	157,129	126,171
Portfolio impairments	8,106	5,932	69,929	13,231
Gain on disposition of assets	(10,763)	(32,254)	(11,809)	(70,760)
FFO attributable to common stockholders	$60,578	$96,149	$205,024	$231,488
Loss on debt extinguishment	7,252	5,580	7,252	11,473
Deal pursuit costs	597	330	1,630	574
Non-cash interest expense	3,190	2,685	9,658	11,116
Accrued interest and fees on defaulted loans	—	—	—	285
Straight-line rent, net of related bad debt expense	(899)	(4,770)	(6,385)	(12,162)
Other amortization and non-cash charges	(383)	(574)	(213)	(1,169)
Non-cash compensation expense	2,967	3,534	9,726	10,995
Termination of interest rate swaps	—	12,461	—	12,461
Costs related to COVID-19(1)	702	—	1,440	—
AFFO attributable to common stockholders (2)	$74,004	$115,395	$228,132	$265,061

Net income (loss) per share of common stock - Diluted	$0.11	$0.87	$(0.11)	$1.85
FFO per share of common stock - Diluted (3)	$0.59	$1.06	$1.98	$2.63
AFFO per share of common stock - Diluted (3)	$0.72	$1.27	$2.21	$3.01
AFFO per share of common stock - Diluted, excluding AM termination fee income, net of tax (4)	$0.72	$0.87	$2.21	$2.59

Weighted average shares of common stock outstanding - Diluted	102,938,860	90,396,797	102,553,798	87,784,477
Weighted average shares of common stock outstanding for non-GAAP measures - Diluted (3)	102,938,860	90,396,797	103,132,749	87,784,477

(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

AFFO for the three and nine months ended September 30, 2020 includes $1.8 million and $24.1 million, respectively, of deferred rental income recognized in conjunction with the FASB’s relief for deferral agreements extended as a result of the COVID-19 pandemic.

(3)

Weighted average shares of common stock for non-GAAP measures includes unvested market-based awards and unsettled forward equity contracts for the nine months ended September 30, 2020, which are dilutive for the non-GAAP calculations. Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FFO	$0.2 million	$0.3 million	$0.6 million	$1.0 million
AFFO	$0.2 million	$0.4 million	$0.7 million	$1.1 million
(4)

AFFO attributable to common stockholders for the three months ended September 30, 2019, excluding $48.2 million of termination fee income, net of $11.2 million in income tax expense. The termination fee was received in conjunction with SMTA’s sale of Master Trust 2014 in September 2019 and termination of the Asset Management Agreement on September 20, 2019. On September 20, 2019, the Company entered into the Interim Management Agreement with SMTA. AFFO attributable to common stockholders has not been adjusted to exclude the following:

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

-	interest expense on related party loans payable of $58 thousand and $0.2 million incurred during the three and nine months ended September 30, 2019, respectively.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	September 30,
(Dollars in thousands)	2020	2019
Revolving credit facilities	$—	$—
Term loans	177,170	—
Senior Unsecured Notes, net	1,926,752	1,483,491
Mortgages and notes payable, net	213,479	259,113
Convertible Notes, net	188,216	334,904
Total debt, net	2,505,617	2,077,508
Unamortized debt discount, net	8,642	10,664
Unamortized deferred financing costs	19,464	18,569
Cash and cash equivalents	(116,814)	(358,440)
Restricted cash balances held for the benefit of lenders	(12,675)	(11,226)
Adjusted Debt	$2,404,234	$1,737,075

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019
Net income	$13,798	$81,294
Interest	26,404	24,675
Depreciation and amortization	52,170	43,907
Income tax expense	197	11,190
Gain on disposition of assets	(10,763)	(32,254)
Portfolio impairments	8,106	5,932
EBITDAre	$89,912	$134,744
Adjustments to revenue producing acquisitions and dispositions	2,688	3,599
Deal pursuit costs	597	330
Loss on debt extinguishment	7,252	5,580
Costs related to COVID-19(1)	702	—
Termination of interest rate swaps	—	12,461
Termination of Asset Management Agreement	—	(48,156)
Adjusted EBITDAre	$101,151	$108,558
Adjustments related to straight-line rent (2)	4,942	—
Other adjustments for Annualized EBITDAre (3)	1,453	(244)
Annualized Adjusted EBITDAre	$430,184	$433,256
Adjusted Debt / Annualized Adjusted EBITDAre (4)	5.6x	4.0	x
(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

Adjustment relates to $6.2 million of gross bad debt expense on straight-line rent receivable balances, where only $1.3 million of the expense relates to straight-line rent that would have been recognized during the three months ended September 30, 2020. As such, annualization of the $4.9 million of bad debt expense related to straight-line rental revenue recognized in previous periods would not be appropriate.

(3)

Adjustments for the three months ended September 30, 2020 are comprised of certain other property costs, general and administrative expenses, prior period rent recoveries, abatements and bad debt expenses related to rental revenue in previous periods where annualization would not be appropriate. Adjustments for the three months ended September 20, 2019 are comprised of certain other income where annualization would not be appropriate.

(4) Adjusted Debt / Annualized Adjusted EBITDAre would be 5.1x if the 6.7 million shares under open forward sales agreements had been settled as of September 30, 2020.

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

As of September 30, 2020, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of September 30, 2020, $2.4 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes, mortgages and notes payable and Convertible Notes, with a weighted average stated interest rate of 3.85%, excluding amortization of deferred financing costs and debt discounts/premiums. As of September 30, 2020, $178.0 million of our indebtedness was variable-rate, consisting of our 2020 Term Loans, with a stated interest rate of 1.66%.

The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of September 30, 2020 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$—	$—
2020 Term Loans, net (1)	177,170	177,938
Senior Unsecured Notes, net (1)	1,926,752	1,965,922
Mortgages and notes payable, net (1)	213,479	227,384
Convertible Notes, net (1)	188,216	193,995
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

SPIRIT REALTY CAPITAL, INC.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2020 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.

SPIRIT REALTY, L.P.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2020 of the design and operation of Spirit Realty, L.P.'s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty, L.P.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.'s internal control over financial reporting.

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

The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, has already had a significant adverse impact on economic and market conditions around the world during 2020, including the United States and the markets in which we own properties. Certain of our tenants, especially those in industries considered “non-essential” under varying state and local “shelter-in-place” and “stay-at-home” orders and other restrictions on types of business that may continue to operate, have experienced and continue to experience challenges or even closures as a result of the COVID-19 pandemic, which has had, and we anticipate will continue to have, an impact on their financial condition, results of operations, liquidity, ability to pay rent and creditworthiness. That impact has directly resulted, and may continue to result, in a reduction in our rental income and/or an increase in our property costs and impairments. In addition, that impact has resulted, and may continue to result, in an increase in our general and administrative expenses, as we have incurred and may continue to incur costs to negotiate rent deferrals, lease restructures and/or lease terminations and/or enforce our contractual rights (including through litigation), as we deem appropriate on a case-by-case basis. Although some state governments and other authorities were in varying stages of lifting or modifying some of these measures, some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. As of the date of this report, our discussions with tenants requesting rent deferrals (and other forms of relief) have been substantially focused on industries that are directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly health and fitness, movie theaters, quick service and casual dining restaurants, entertainment, car washes, dealerships, home décor, home furnishings, department stores and education. These and other industries may be further impacted in the future depending on various factors, including the duration of the COVID-19 pandemic, the reinstitution of restrictions intended to prevent its spread or the imposition of new, more restrictive measures, and even after certain of such restrictions are lifted or modified, the willingness of customers to visit our tenants’ businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of other diseases. We are not able to predict the duration of such customer behavior.

As of October 26, 2020, we have collected approximately 90% of third quarter 2020 Base Rent of $118.2 million, deferred approximately 7% and abated approximately 1%. Additionally, for the fourth quarter of 2020, we have deferred an additional $3.7 million of rent and abated $0.1 million. The deferral periods range generally from one to six months, with an average deferral period of three months and an average repayment period of 13 months. Of the tenants who we have granted rent deferrals, 22% are public companies and the weighted average remaining lease term of leases with deferrals is 10.3 years (based on Base Rent). Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period.

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
4.1

Fifth Supplemental Indenture, dated as of August 6, 2020, among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the Notes and the Guarantee, filed as Exhibit 4.2 to the Company’s Form 8-K on August 6, 2020 and incorporated herein by reference.

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

Date: November 2, 2020