Form 10-K
period 2020-12-31
SPIRIT REALTY CAPITAL, INC.; Spirit Realty, L.P.
filed 2021-02-19
CIK 1308606, 1703181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
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
                        Spirit Realty Capital, Inc.
☐
            Spirit Realty, L.P.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
                        Spirit Realty Capital, Inc.         Yes
☒
No
☐
            Spirit Realty, L.P.       Yes
☒
No
☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).
                        Spirit Realty Capital, Inc.         Yes
☐
No
☒
            Spirit Realty, L.P.       Yes
☐
No
☒
As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Spirit Realty Capital, Inc.’s shares of common stock, $0.05 par value, held by non-affiliates
of the Registrant, was $3.6 billion based on the last reported sale price of $34.86 per share on the New York Stock Exchange on June 30, 2020.
There is no public trading market for the common units of limited partnership interest of Spirit Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates
of Spirit Realty, L.P. cannot be determined.
The number of outstanding shares of Spirit Realty Capital, Inc.’s common stock, $0.05 par value, as of February 16, 2021, was 114,861,919 shares.
Documents Incorporated by Reference
Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.’s 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form
10-K.
Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form
10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form
10-K
for the year ended December 31, 2020 of Spirit Realty Capital, Inc., a Maryland corporation, and Spirit Realty, L.P., a Delaware limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or the “Company” refer to Spirit Realty Capital, Inc. together with its consolidated subsidiaries, including Spirit Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Spirit Realty, L.P. together with its consolidated subsidiaries.
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

GLOSSARY

1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2015 Credit Agreement	Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
2015 Credit Facility	$800.0 million unsecured credit facility pursuant to the 2015 Credit Agreement
2015 Term Loan	$420.0 million senior unsecured term facility pursuant to the 2015 Term Loan Agreement
2015 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
2016 ATM Program	At the market equity distribution program established in November 2016, which was terminated upon entry into the 2020 ATM Program
2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Facilities Agreements	2019 Revolving Credit and Term Loan Agreement and A-2 Term Loan
2019 Notes	$402.5 million convertible notes of the Corporation due in 2019
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 ATM Program	At the market equity distribution program established in November 2020, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
2020 Term Loans	$400.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 Notes	$345.0 million convertible notes of the Corporation due in 2021
2026 Senior Notes	$300.0 million aggregate principal amount of senior notes issued in August 2016
2027 Senior Notes	$300.0 million aggregate principal amount of senior notes issued in September 2019
2029 Senior Notes	$400.0 million aggregate principal amount of senior notes issued in June 2019
2030 Senior Notes	$500.0 million aggregate principal amount of senior notes issued in September 2019
2031 Senior Notes	$450.0 million aggregate principal amount of senior notes issued in August 2020
401(k) Plan	Defined contribution retirement savings plan qualified under Section 401(k) of the Code
A-1 Term Loans	$420.0 million unsecured term loan facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
A-2 Term Loans
$400.0 million unsecured term loan facility pursuant to a term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time

ACM	Asbestos-Containing Materials
ADA	Americans with Disabilities Act
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted EBITDA re	Adjusted EBITDA re is a non-GAAP financial measure. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
AFFO	Adjusted Funds From Operations. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, as amended
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

AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
Asset Management Agreement	Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018 and subsequently assigned by Spirit Realty, L.P. to Spirit Realty AM Corporation on April 1, 2019
ASU	Accounting Standards Update
ATM Program	The 2016 ATM Program or the 2020 ATM Program, as applicable
Base Cash Rent	Represents Base Rent reduced for amounts abated and rent deemed not probable of collection.
Base Rent
Represents contractual rental income for the period, prior to deferral and abatement agreements, and excluding contingent rents. We use Base Rent to monitor cash collection and to evaluate past due receivables.

CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2019 Notes and 2021 Notes, together
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
EBITDA re
EBITDA
re
 is a
non-GAAP
financial measure and is computed in accordance with standards established by NAREIT. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GAAP	Generally Accepted Accounting Principles in the United States
Interim Management Agreement	Interim Management Agreement between Spirit Realty AM Corporation, a wholly-owned subsidiary of the Company, and Spirit MTA REIT dated June 2, 2019 and effective September 20, 2019
IPO	Initial Public Offering
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Master Trust 2013	The net-lease mortgage securitization trust established in December 2013
Master Trust 2014	The net-lease mortgage securitization trust established in 2005 and amended and restated in 2014
Master Trust Notes	Master Trust 2013 and Master Trust 2014, together

Master Trust Release	Proceeds from the sale of assets securing the Master Trust Notes held in restricted accounts until a qualifying substitution is made or until used for principal reduction
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
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

REIT	Real estate investment trust
S&P	S&P’s Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Unsecured Notes, 2027 Senior Unsecured Notes, 2029 Senior Unsecured Notes, 2030 Senior Unsecured Notes and 2031 Senior Unsecured Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Annual Report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words or similar words or phrases that are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.
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

PART I

Item 1.	Business
Overview

We are a self-administered and self-managed REIT with
in-house
capabilities including acquisition, credit research, asset management, portfolio management, real estate research, legal, finance and accounting functions. We primarily invest in single-tenant, operationally essential real estate assets throughout the United States, which are subsequently leased on a long-term, triple-net
basis to high quality tenants with operations in retail, industrial, office and certain other industries.
As of December 31, 2020, Spirit owned a diversified portfolio of 1,860 properties with gross investment in real estate totaling approximately $6.8 billion and with in-place
Annualized Base Rent of $509.6 million. See Item 2. “Properties - Our Real Estate Investment Portfolio” for further information on our portfolio diversification.
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
Business and Growth Strategies

Our objective is to maximize stockholder value by providing a growing stream of earnings and dividends generated by high quality, diversified commercial real estate. We seek to accomplish this objective by utilizing our proprietary tools and underwriting expertise to invest in and manage a high-quality portfolio of single tenant, operationally essential real estate throughout the United States, which generally consists of free-standing, commercial real estate facilities where our tenants conduct activities essential to the generation of their sales and profits. We then generate revenue primarily by leasing these properties to tenants we believe possess attractive credit characteristics and operate in stable or growing industries. Our leases are typically structured as triple-net
leases, whereby the tenant is responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs.

STRONG OPERATING SYSTEMS
Spirit utilizes integrated tools that streamline key processes for acquisitions, tenant monitoring and managing our capital structure, forecasts and records. We believe the effective use of our technology platforms to inform portfolio management decisions provides efficiency, depth and scalability to our processes, allowing us to seamlessly execute our objectives. To enhance our operating systems, we have developed several proprietary tools to minimize risk and maximize returns for our stockholders:

o
Spirit Property Ranking Model.
The Spirit Property Ranking Model is a core tool developed internally by Spirit that ranks every owned and acquired property across twelve criteria, with a higher weighting allocated to real estate characteristics. The criteria are: (i) replacement rent, assuming the property becomes vacant, (ii) real estate score based on the site’s location, access, visibility and overall desirability, (iii)
5-mile
population, (iv) remaining lease term, (v)
5-mile
house-hold income,
(vi) pre-overhead
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

o
Spirit Business Intelligence Tools.
Our business intelligence tools capture and bring together critical information across Spirit’s databases, including Spirit Property Ranking Model data, industry data and tenant credit data, allowing the information to be efficiently analyzed. Spirit uses these tools to compare potential acquisitions and dispositions to the existing portfolio and quantify improvements in key metrics including industry concentration, tenant concentration, weighted-average lease term, weighted-average Spirit property ranking and credit metrics.

OUTSTANDING PEOPLE
We have implemented sound social, human capital management and environmental practices and policies throughout the operation of our business, demonstrating our solid commitment to be responsible and conscientious in everything that we do as we strive to both drive long-term stakeholder value and make the communities in which we operate a better place to live and work. We have documented these commitments in our Social Responsibility and Environmental Sustainability Policy and our Code of Business Conduct and Ethics, each of which can be accessed on the Investor Relations page of our website at www.spiritrealty.com. One of these key pillars is human capital management. We believe attracting, developing and retaining a team of highly talented and motivated employees is critical to reflecting our “all one team” motto and delivering strong financial results:

o
Talent acquisition and development.
To ensure we retain top talent, we provide competitive compensation and benefits, including stock awards for all employees. We aim to develop our employees by providing internal training, leadership coaching programs and providing tuition assistance and course reimbursement for career-enhancing education and licensure requirements. We encourage both formal and informal mentorship to provide employees with critical developmental feedback and all employees have direct access to the executive team, including through monthly “Town Hall” meetings hosted by our CEO. Goals are set annually for each employee and performance is measured at least twice a year on these goals, as well as on each of our core competencies: managing resources, leadership, communication, accountability and teamwork. We look first to promote from within, but when external hires are needed to fill open positions, we use a thorough hiring process which includes multiple levels of interviews, cultural surveys, and technical skill testing, when appropriate, to ensure candidates will be an appropriate fit.

o
Diversity and inclusion.
We provide equal employment opportunities to all individuals and seek to cultivate an inclusive culture that respects and appreciates diversity of experience, ideas and opinions. Our employee population is very diverse: approximately half of our employees are female, 27% are from racial or ethnic minority groups, and we have well-rounded age diversity. To promote inclusivity, our Diversity and Inclusion Committee is tasked with providing educational and social programming for all affinity groups, as well as directing support to charitable organizations in line with our diversity efforts. Under the Diversity and Inclusion Committee, we have a Women’s Leadership Council, which focuses specifically on empowering the women of Spirit in personal and professional growth. With the support of our Board of Directors, we continue to explore additional diversity and inclusion initiatives.

o
Employee wellness.
The physical and mental well-being of our employees is an important piece of our business and overall success. We have implemented numerous wellness initiatives, including wellness screenings and guided meditation sessions. Our offices were designed with employee health and well-being in mind
(sit-stand
desks, ergonomic chairs, healthy snack options, maximized natural light in all workspaces, designated creative and collaborative workspaces). In response to the
COVID-19
pandemic, we took a number of actions to ensure the health and safety of our employees, including enabling all employees to work from home, enhancing safety measures in our offices for voluntary return to office (including increasing cleaning and sanitizing procedures, temperature screening upon entering the office, providing personal protective equipment, installing plexiglass wellness screens and initiating social distancing measures), and instituted a special
COVID-19
pandemic leave policy for illness or caretaking.

o
Workplace culture.
We actively seek to create a
best-in-class
workplace culture through corporate culture workshops and conducting employee surveys. Results of the surveys are communicated to all employees, as well as to our Board of Directors, to provide transparency and continuous improvement. We also seek to acknowledge employee successes through recognition at monthly “Town Hall” meetings. We firmly believe that regular social and team building events for our employees encourage socialization, collaboration, and relationship building – all things that are vital for employee engagement and result in a high performing “all one team” culture. We promote social engagement through our Spirit One Committee (comprised of employees across all levels and departments who collaborate to create social programming), annual company-wide events (including a virtual holiday season party in 2020), and department team building events throughout the year.

As of December 31, 2020, we had 82 employees, as compared to 85 employees as of December 31, 2019. None of these employees are represented by a labor union.

DEFINED AND DISCIPLINED INVESTMENT STRATEGY
During the year ended December 31, 2020, we purchased 146 properties, representing an aggregate gross investment of $868.2 million, and invested $10.0 million in revenue producing capital expenditures to fund improvements on properties we already owned. During the same period, we sold 38 properties with an undepreciated gross investment of $86.0 million. We selectively make acquisitions and dispositions that we believe will contribute to our business objectives. We believe there will be ample acquisition opportunities in the single-tenant market fitting our underwriting and acquisition criteria.

o
Sourcing acquisitions.
We believe a multi-channel approach drives acquisition volume and are focused on building and growing partnerships with a diverse base of tenants and brokers. Over time, our target is a balanced mix of opportunities sourced from direct relationships with existing tenants, direct relationships with new tenants and broker relationships. These channels are built through current relationships with key members of our acquisitions and asset management teams, partner appreciation events, attendance at critical conferences and conventions and reliable execution.

o
Evaluating acquisitions.
Each acquisition opportunity is evaluated against our acquisition criteria, which includes, but is not limited to: accretive capitalization rate, long-term lease structure containing rent escalations, favorable tenant industries based on the Spirit Heat Map, favorable Spirit property ranking, attractive tenant credit characteristics and overall portfolio diversification impact. As part of our acquisition strategy, we target tenants that are publicly listed, as we believe those tenants possess certain attractive characteristics, including continual access to capital, generally lower leverage, audited financial statements and governance scrutiny.

While we consider the foregoing when making investments, we have made investments that do not meet one or more of these criteria, and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive. Acquisition opportunities go through a rigorous evaluation process culminating in review and approval by our Investment Committee. The Investment Committee includes representation from the acquisitions, asset management, credit, legal and finance departments.

o
Evaluating tenant credit.
We believe extensive credit underwriting is important to minimizing tenant financial risk and protecting stockholder value. Our credit department, which is independent from our acquisitions department, underwrites all acquisition, disposition and capital investment opportunities and monitors the financial health of our existing portfolio. We use our underwriting capabilities to identify tenants with attractive credit characteristics and stable operating histories and to dispose of tenants with weakening characteristics.

HIGH-QUALITY PORTFOLIO
We believe that portfolio diversification and leases with structures aligned with our business and growth strategies are the cornerstones to managing the inherent risk associated with investing in real estate. The following portfolio qualities help maintain the stability of our rental revenue and maximize our long-term return on our investments:

o
Diverse and granular portfolio.
We seek to maintain a portfolio that (i) derives no more than 5.0% of its ABR from any single tenant, (ii) derives no more than 2.0% of its ABR from any single property, (iii) is leased to tenants operating in various industries aligned with our Spirit Heat Map and (iv) is located across the U.S. without significant geographic concentration. As of December 31, 2020, our largest single tenant exposure equaled 3.0%, our largest single property exposure equaled 1.4%, our largest industry concentration equaled 7.7%, and our largest geographic concentration by state equaled 11.1%, in each case based on ABR. Our portfolio is also well diversified between investment and non-investment
grade rated tenants with 51.0% of our ABR from public issuers. See Item 2. “Properties - Our Real Estate Investment Portfolio” for further information on our portfolio composition as of December 31, 2020.

o
Leases for operationally essential real estate.
We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that the tenant would choose not to renew an expiring lease or reject a lease in bankruptcy.

o
Leases with contractual rental growth.
We seek leases that contain contractual provisions to increase rental revenue over the term of the lease. Approximately 89.8% of our ABR as of December 31, 2020 is subject to rent escalations which, generally, increase rent at specified dates by: (i) a fixed amount; or (ii) the lesser of (a) 1 to 2 times any increase in the CPI over a specified period, (b) a fixed percentage, or (c) a fixed schedule.

o
Leases with relatively long terms.
We seek leases with relatively long terms, typically with
non-cancellable
initial terms of 10 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. As of December 31, 2020, our weighted average remaining lease term based on ABR was 10.1 years.

o
Leases with a master lease structure.
Where appropriate, we seek master leases whereby we lease multiple properties to a single tenant on an “all or none” basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to separate lease payments relating to each individually leased property. The master lease structure hinders a tenant’s ability to “cherry pick” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties. Approximately 42.0% of our ABR as of December 31, 2020 is subject to a master lease structure.

Since our inception, our occupancy has never fallen below 96.1%, despite the economic downturns of 2008 through 2010 and the
COVID-19
pandemic. While the onset in the U.S. of the
COVID-19
pandemic resulted in requests for relief from a number of our tenants, the majority of these requests came in the form of rent deferrals, and we believe the diversity and strength of our portfolio helped to limit the impact of the
COVID-19
pandemic on our 2020 operating results. Our discussions with tenants requesting relief substantially focused on industries that have been directly disrupted by the
COVID-19
pandemic and restrictions intended to prevent its spread, particularly movie theaters, casual dining restaurants, entertainment, health and fitness, and hotels. For the year ended December 31, 2020, we deferred $31.9 million of rent and abated $6.3 million of rent. For the year ended December 31, 2021, we expect to see significant reductions in the impact of
COVID-19
and have currently granted additional rent deferrals of $9.2 million and abatements of $1.0 million. The deferral periods range, generally, from one to six months, with an average deferral period of four months and an average repayment period of 12 months. The majority of the relief granted to tenants in 2021 relates to tenants in the movie theater industry. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who may request future rent relief, we can provide no assurance that such efforts will be successful, particularly in the event that the
COVID-19
pandemic and restrictions intended to prevent its spread continue for a prolonged period.

FORTRESS BALANCE SHEET
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
In October 2020, we renewed our shelf registration statement with the SEC, which became immediately effective upon filing and will expire in October 2023, unless renewed before. Under this shelf registration statement, we may offer shares of our common or preferred stock or debt securities in amounts, at prices, and on terms to be announced when, and if, such shares are offered. The specifics of any future offerings, along with the use of proceeds from any such offerings, will be described in detail in a prospectus supplement or other offering materials at the time of such offerings.

o
Issuance of common stock.
We may issue common stock when we believe that our share price is at a level that allows the offering proceeds to be accretively invested into additional properties, to permanently finance properties that were financed by our credit facilities, or to repay outstanding debt at or before maturity.

o
Issuance of debt securities.
We have issued senior unsecured debt securities and have obtained other senior unsecured debt at the Operating Partnership level. In addition, our debt historically has also consisted of some long-term borrowings secured by specific real estate assets or, more typically, pools of real estate assets. To the extent practicable, we expect to maintain a well-balanced debt profile with manageable and staggered maturities.

o
Cash provided by operations.
In addition to cash provided by the issuance of common stock and debt securities, we expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing
costs, and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities and borrowings under our available credit facilities.

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
As a landlord, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates and flexibility. Some of our competitors have greater economies of scale, have lower cost of capital, have access to more resources, and have greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.
Regulation
GENERAL
Our properties are subject to various covenants, laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our properties has the necessary permits and approvals.
AMERICANS WITH DISABILITIES ACT
Pursuant to the ADA, our properties are required to meet federal requirements related to access and use by persons with disabilities. Compliance with the ADA, as well as a number of additional federal, state and local laws and regulations, may require modifications to properties we currently own and any properties we purchase, or may restrict renovations of those properties. Noncompliance with these laws or regulations could result in fines or an award of damages to private litigants, as well as the incurrence of costs to make modifications to attain compliance. Although our tenants are generally responsible for compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with such laws or regulations.
ENVIRONMENTAL MATTERS
Federal, state and local environmental laws and regulations regulate releases of hazardous or toxic substances into the environment. Some of our properties contain, have contained, or are adjacent to or near properties that contain or have contained storage tanks for petroleum products or other hazardous or toxic substances. Similarly, some of our properties are or were used for commercial or industrial purposes that involve or involved the use of hazardous or toxic substances or are adjacent to or near properties that are of have been used for such purposes. Under certain of these laws and regulations, a current or previous owner, operator or tenant may be required to investigate and clean-up
hazardous or toxic substances or petroleum product releases or threats of releases, and may be held liable to a government entity or third parties for property damage and for investigation, clean-up
and monitoring costs incurred by those parties in connection with actual or threatened contamination. These laws typically impose clean-up
responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the contamination. The liability may be joint and several for the full amount of the investigation, clean-up
and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek contributions from other identified, solvent, responsible parties for their fair share toward these costs. In addition, strict environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions and water discharges. Such laws may impose fines or penalties for violations.
Environmental laws also govern ACM. Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations and we could be subject to lawsuits if personal injury from exposure to ACM occurs. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.
In addition, our properties may contain or develop harmful mold or other airborne contaminants. The presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. Further, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs.
Before completing an acquisition, we obtain environmental assessments carried out in accordance with the Standard Practice for Environmental Site Assessments as set by ASTM International. These assessments generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historical aerial photographs and other information on past uses of the property. These assessments are limited in scope, however, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings, other limited subsurface investigations and ACM or mold surveys. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Generally, our leases provide that the lessee will indemnify us for any loss or expense we incur as a result of the presence, use or release of hazardous materials on our property. However, if environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environment insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant (i.e., an environmental occurrence affects one of our properties where our lessee may not have the financial capability to honor its indemnification obligations to us).
Available Information
Our Annual Report on Form
10-K,
Quarterly Reports on Form
10-Q,
our Current Reports on Form
8-K,
and the Section 16 filings of our directors and officers, as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website www.spiritrealty.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on our website, free of charge, are corporate governance documents, including our corporate governance guidelines and our code of business conduct and ethics. We intend to disclose on our website under “Corporate Responsibility—Corporate Governance” any amendment to, or waiver of, any provisions of our code of business conduct and ethics applicable to the directors and/or officers of the Company that would otherwise be required to be disclosed under the rules of the SEC or the NYSE. Information contained on or hyperlinked from our website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form
10-K
or our other filings with the SEC. A copy of this Annual Report on Form
10-K
is also available without charge upon written request to: Investor Relations, Spirit Realty Capital, Inc., 2727 North Harwood Street, Suite 300, Dallas, Texas 75201.
Item 1A. Risk Factors
Set forth below are some (but not all) of the risk factors that could adversely affect our business, financial condition, results of operations, cash flow, liquidity and ability to access the capital markets and satisfy debt service obligations and make distributions to our stockholders (which we refer to collectively as “materially and adversely affecting” us or having “a material adverse effect” on us and comparable phrases) and the market price of our securities. Because we operate in a highly competitive and rapidly changing environment, new risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can management assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
RISKS RELATED TO OUR BUSINESS AND PROPERTIES
Risks related to commercial real estate ownership could reduce the value of our properties.
Our core business is the ownership of retail, industrial and office real estate that is leased to companies on a triple-net
basis. Accordingly, our performance is subject to risks inherent to the ownership of commercial real estate, including:
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
The occurrence of any of the risks described above may cause the value of our real estate to decline.
Actual or perceived threats associated with epidemics, pandemics or public health crises, including the ongoing
COVID-19
pandemic, could have a material adverse effect on us.
Epidemics, pandemics or other public health crises, including the ongoing
COVID-19
pandemic, that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, may have a material adverse effect on us and our tenants, and may affect our ability as a net-lease
real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn occasioned by public health crises, to make rental payments when due.
The ongoing
COVID-19
pandemic and restrictions intended to prevent its spread, has had a significant adverse impact on economic and market conditions in the United States and the markets in which we own properties. Certain of our tenants, especially those in industries considered
“non-essential”
under varying state and local
“shelter-in-place”
and
“stay-at-home”
orders and other restrictions on types of business that may continue to operate, have experienced and continue, to experience challenges or even closures as a result of the
COVID-19
pandemic, which has had, and we anticipate will continue to have, a material adverse impact on them. Although some state governments and other authorities were in varying stages of lifting or modifying some of these measures, some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the
COVID-19
pandemic worsen at any time.
The ongoing
COVID-19
pandemic has directly resulted, and may continue to result, in a reduction in our rental income and/or an increase in our property costs and impairments. In addition, it has resulted, and may continue to result, in an increase in our general and administrative expenses, as we have incurred and may continue to incur costs to negotiate rent deferrals, lease restructures and/or lease terminations and/or enforce our contractual rights (including through litigation), as we deem appropriate on a case-by-case
basis. For the year ended December 31, 2020, we deferred $31.9 million of rent and abated $6.3 million of rent. For the year ended December 31, 2021, we have currently granted additional rent deferrals of $9.2 million and abatements of $1.0 million. The deferral periods range generally from one to six months, with an average deferral period of four months and an average repayment period of 12 months. Of the tenants who we have granted rent deferrals, 19% are public companies and the weighted average remaining lease term of leases with deferrals is 10.2 years (based on Base Rent). Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the
COVID-19
pandemic or restrictions intended to prevent its spread, and we are not able to predict whether other epidemics, pandemics or other public health crises will occur in the future that may have similar impacts. Nevertheless, the ongoing
COVID-19
pandemic and restrictions intended to prevent its spread and the current financial, economic and capital markets environment and future developments in these and other areas present material risks and uncertainties with respect to the adverse impacts on us. Such adverse impacts could depend on, among other factors:
•	the financial condition and viability of our tenants – many of which are in retail industries – and their ability or willingness to pay rent in full on a timely basis;
•	state, local, federal and industry-initiated efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
•	our need to restructure leases with our tenants and our ability to do so on favorable terms or at all;
•
our ability to renew leases or
re-lease
available space in our properties on favorable terms or at all in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant;

•
a severe and prolonged disruption and instability in the global financial markets may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or retire, replace or renew maturing liabilities on a timely basis, on attractive terms or at all and may adversely affect the valuation of financial assets and liabilities;

•	a refusal or failure of one or more lenders under the 2019 Revolving Credit and Term Loan Agreement to fund their respective financing commitment to us;
•
the broader impact of the severe economic contraction due to the
COVID-19
pandemic and restrictions intended to prevent its spread, the resulting increase in unemployment that has occurred and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed;

•
disruptions in our tenants’ supply chains or delays in the delivery of products, services or other materials necessary for their operations, which could force our tenants’ to reduce, delay or eliminate offerings of their products and services, reduce or eliminate their revenues and liquidity and/or result in their bankruptcy or insolvency;

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
Our ability to expand through acquisitions requires us to identify and complete investment opportunities on favorable terms that are compatible with our growth strategy. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:
•
competition from other real estate investors, including REITs and institutional investment funds, which may be able to accept more risk, including higher acquisition prices, than we can prudently manage;

•
competition from other real estate investors across our acquisition sourcing channels (including brokers, existing tenant relationships, prospective tenant relationships, etc.) that may significantly reduce our acquisition volume or increase the purchase price for a property we acquire;

•	financing for an acquisition may not be available on favorable terms or at all for potential acquisitions;
•	significant costs and management attention diverted to evaluate and negotiate potential acquisitions, including ones that we may not subsequently complete;
•	acquisition of properties that are not and may not become accretive to our results;
•	cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property;
•	necessary improvements or renovations to acquired properties may exceed budgeted amounts;
•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; or
•
properties acquired may be subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as clean-up
of undisclosed environmental contamination or claims by tenants, vendors or other persons dealing with the former owners of the properties.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
The real estate investments made, and expected to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more of our properties in response to changing economic, financial or investment conditions is limited. We may be unable to dispose of properties by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of the jurisdiction in which a property is located.
In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms.
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
As of December 31, 2020, 11.1% of our portfolio (as a percentage of ABR) was located in Texas, representing the highest concentration of our assets. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.
Our tenants may fail to successfully operate their businesses, which could adversely affect us.
The success of our investments is materially dependent on the financial stability of our tenants’ financial condition and leasing practices. At any given time, our tenants may experience a downturn in their business, including as a result of adverse economic conditions, that may weaken the operating results and financial condition of individual properties or of their business as whole. We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage and pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. Although our occupied properties are generally essential to the tenant’s generation of sales and profits, this does not guarantee that a tenant’s operations at a particular property will be successful or that the tenant will be able to meet all of its obligations to us. As a result, a tenant may delay lease commencement, decline to extend a lease upon its expiration, fail to make rental payments when due, become insolvent or declare bankruptcy.
Single-tenant leases involve particular and significant risks related to tenant default.
Our strategy focuses primarily on investing in single-tenant triple-net
leased properties throughout the United States. The financial failure of, or default in payment by, a single tenant under its lease is likely to cause a significant reduction in, or elimination of, our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing
or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. The failure or default of a tenant under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to individually remove underperforming properties from the portfolio of properties leased from us, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration.

The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.
The bankruptcy or insolvency of any of our tenants could diminish the income we receive from that tenant’s lease or leases. A substantial portion our properties are leased to unrated tenants, which may increase the risk that a tenant bankruptcy or insolvency will occur. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease
a terminated or rejected space or to
re-lease
it on comparable or more favorable terms.
Moreover, tenants who are considering filing for bankruptcy protection may request amendments of their master leases to remove certain of the properties they lease from us under such master leases. We cannot guarantee that we will be able to sell or re-lease
such properties or that lease termination fees, if any, received in exchange for such releases will be sufficient to make up for the rental revenues lost as a result of such lease amendments.
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
As of December 31, 2020, leases representing approximately 30.0% and 12.2% of our ABR were with tenants in traditional retail and restaurant industries, respectively, and we may acquire additional properties in the future leased to traditional retail and restaurant tenants. The market for traditional retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the traditional retail and restaurant industries, the excess amount of traditional retail and restaurant space in a number of markets and, in the case of the traditional retail industry, increasing consumer purchases over the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for traditional retail and restaurant space.
We may be unable to renew leases, lease vacant space or
re-lease
space as leases expire on favorable terms or at all.
Our results of operations depend on our ability to strategically lease space in our properties (by renewing or re-leasing
expiring leases and leasing vacant space), optimize our tenant mix or lease properties on more economically favorable terms. As of December 31, 2020, leases representing approximately 2.6% of our ABR will expire during 2021. As of December 31, 2020, seven of our properties, representing approximately 0.4% of our total properties, were vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew the leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased
at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. Many of the leases we enter into or acquire are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, in addition to increasing the difficulties described above associated with releasing such space, in the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. We may experience significant costs in connection with renewing, leasing or re-leasing
a significant number of our properties.
Our ability to realize future rent increases will vary depending on changes in the CPI.
As of December 31, 2020, approximately 17.5% of our ABR is subject to rent escalators which increase rent by a multiple of any increases in the CPI or the lesser of (a) 1 to 2 times any increase in the CPI over a specified period, (b) a fixed percentage, or (c) a fixed schedule. If the product of any increase in the CPI multiplied by the applicable factor is less than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on a fixed percentage. Therefore, during periods of low inflation or deflation, small increases or decreases in the CPI subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed percentages or amounts. Conversely, if the product of any increase in the CPI multiplied by the applicable factor is more than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on an increase in CPI. Therefore, periods of high inflation subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on CPI increases.
We may be vulnerable to security breaches or cyber-attacks which could disrupt our operations and have a material adverse effect on our financial performance and operating results.
Security breaches, cyber-attacks, or disruption, of our or our third-party service providers’ physical or information technology infrastructure, networks and related management systems could result in, among other things, a breach of our networks and information technology infrastructure, the misappropriation of our or our tenants’ proprietary or confidential information, interruptions or malfunctions in our or our tenants’ operations, delays or interruptions to our ability to meet tenant needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records, unauthorized access to our facilities or other disruptions in our operations. Numerous sources can cause these types of incidents, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or tenants; or security events impacting our third-party service providers or our partners or tenants. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store an increasing amount of tenant data.
We recognize the increasing volume of cyber-attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. We may be required to expend significant financial resources to protect against or respond to such breaches. Techniques used to breach security change frequently and are generally not recognized until launched against a target, so we may not be able to promptly detect that a security breach or unauthorized access has occurred. We also may not be able to implement security measures in a timely manner or, if and when implemented, we may not be able to determine the extent to which these measures could be circumvented. As we provide assurances to our tenants that we provide a high level of security, if an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose current and potential tenants, and such a breach could be harmful to our brand and reputation. Any breaches that may occur could expose us to increased risk of lawsuits, material monetary damages, potential violations of applicable privacy and other laws, penalties and fines, harm to our reputation and increases in our security and insurance costs. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. We cannot guarantee that any backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent network and service interruption, system failure, damage to one or more of our systems or data loss in the event of a security breach or attack.
In addition, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States. We may not be able to limit our liability or damages in the event of such a loss. Data protection legislation is becoming increasingly common in the United States at both the federal and state level and may require us to further modify our data processing practices and policies. For example, the California

Consumer Privacy Act of 2018, which took effect on January 1, 2020 and is expected to provide California residents with increased privacy rights and protections with respect to their personal information. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, fines and penalties, or damage to our reputation and credibility.
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
The market price and trading volume of shares of our common stock may fluctuate or decline.
The market price and trading volume of our common stock may fluctuate widely due to various factors, including:
•	broad market fluctuations unrelated to our or our competitors’ operating performances;
•	actual or anticipated variations in our or our competitors’ quarterly operating results or distributions;
•	publication of research reports about us, our competitors or the real estate industry;
•	market reaction to any additional indebtedness we incur or debt or equity securities we issue in the future;
•	additions or departures of key management personnel;
•	changes in our credit ratings;
•	the financial condition, performance and prospects of our tenants;
•	changes in market interest rates in comparison to the distribution yield on shares of our common stock; and
•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K.
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
Loss of our key personnel could materially impair our ability to operate successfully.
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
The properties we own or have owned in the past may subject us to known and unknown environmental liabilities. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages, which may be substantial, resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. We may face liability regardless of:

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
Insurance on our properties may not cover all losses, which could materially and adversely affect us.
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
Our properties are subject to the ADA, fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. While our tenants are obligated by law to comply with the ADA and typically obligated under our leases and financing agreements to cover costs associated with compliance, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, our tenants’ ability to cover the costs could be adversely affected. We may be required to expend our own funds to comply with the provisions of the ADA. We may be required to make substantial capital expenditures to comply with these requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which would require significant unanticipated expenditures by us.
RISKS RELATED TO OUR CAPITAL STRUCTURE
Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all.
To maintain our qualification as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we are subject to federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gain. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition financing, from operating cash flow and may have to rely on third-party sources. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:
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
In recent history, we have raised a significant amount of debt through senior unsecured debt securities. We have generally used the proceeds from these financings to repay debt and fund real estate acquisitions. No assurance can be given that we will have access to the capital markets in the future at times and on terms that are acceptable to us, whether to refinance existing debt or to raise additional debt capital.
We have significant indebtedness outstanding, which may expose us to risk of default under our debt obligations, limit our ability to obtain additional financing or affect the market price of our common stock or debt securities.
As of December 31, 2020, the total principal balance outstanding on our indebtedness was approximately $2.5 billion, of which the $178.0 million outstanding under the 2020 Term Loan Agreement incurs interest at a variable rate. We may also incur significant additional debt to finance future investment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
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

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	increases in interest rates could increase our interest expense for our variable interest rate debt;
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
•
we may default on our obligations and the lenders may foreclose on our properties or our interests in the entities that own the properties that secure their loans and receive an assignment of rents and leases;

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
The credit markets can experience significant price volatility, displacement and liquidity disruptions, including the bankruptcy, insolvency or restructuring of certain financial institutions. These circumstances could materially impact liquidity in the financial markets, making financing terms for borrowers less attractive, and in certain cases, result in the unavailability of various types of debt financing. As a result, we may be unable to obtain debt financing on favorable terms or at all or fully refinance maturing indebtedness with new indebtedness. We primarily use external financing to fund acquisitions and to refinance indebtedness as it matures. Reductions in our available borrowing capacity or inability to obtain credit when required or when business conditions warrant could materially and adversely affect us, and we could be forced to limit our acquisition activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets.
Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact our acquisition yields, earnings per share and cash flow as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us. Total debt service, including scheduled principal maturities and interest, for 2021 and 2022 is $280.7 million and $87.7 million, respectively. Debt service includes the final balloon repayment of $190.4 million for the 2021 Notes in 2021.

Changes in market interest rates may adversely impact our variable debt expenses.
The 2019 Credit Facility incurs interest at a variable rate using LIBOR and, as such, our interest expense will increase with increases in LIBOR. Further, in 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. If LIBOR ceases to exist after 2021, a comparable or successor reference rate as approved under the 2019 Revolving Credit and Term Loan Agreement will apply or such other reference rate as may be agreed by the Company and the lenders under the respective agreements will apply. To the extent these interest rates are less favorable than LIBOR, our interest expense will increase.
Some of our financing arrangements involve balloon payment obligations.
Some of our financings require us to make a
lump-sum
or “balloon” payment at maturity, including $190.4 million in 2021. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. In addition, if we are unable to refinance these maturities or otherwise retire the indebtedness, we could be forced to relinquish the related collateral.
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
arm’s-length
basis.
A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of our total assets may be represented by securities (including securities of TRSs), other than those securities includable in the 75% asset test, and not more than 20% of the value of our total assets may be represented by securities of TRSs. We anticipate that the aggregate value of the stock and securities of any TRS and other nonqualifying assets that we own will be less than 25% (or 20%, as applicable) of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any TRSs that we own to ensure that they are entered into on arm’s-length
terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax.
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
If we acquire C corporations in carry-over basis transactions, we may inherit material tax liabilities and other tax attributes from such acquired corporations, and we may be required to distribute earnings and profits.
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
Item 1B. Unresolved Staff Comments
None.

Item 2.     Properties
PROPERTY PORTFOLIO DIVERSIFICATION

1,860	99.6%	48	301	28
Owned Properties	Occupancy	States	Tenants	Retail Industries
Diversification By Tenant
The following table sets forth a summary of tenant concentration for our owned real estate properties as of December 31, 2020:

Tenant (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR

Life Time Fitness, Inc.	7	685	3.0%

Cajun Global LLC	163	234	2.5%

BJ’s Wholesale Club, Inc.	8	912	2.2%

The Home Depot, Inc.	7	848	2.2%

At Home Group, Inc.	13	1,597	2.2%

Alimentation Couche-Tard, Inc.	76	230	2.1%

Walgreen Co.	34	487	2.0%

GPM Investments, LLC	110	304	2.0%

Dollar Tree, Inc.	106	927	1.9%

CVS Caremark Corporation	33	409	1.7%

Other	1,296	33,405	78.2%

Vacant	7	641	—

Total	1,860	40,679	100.0%

(1)
Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands as those set forth above.

Lease Expirations
The following table sets forth a summary of lease expirations for our owned real estate as of December 31, 2020. As of December 31, 2020, the weighted average remaining non-cancellable
initial term of our leases (based on ABR) was 10.1 years. The information set forth in the table assumes that tenants do not exercise renewal options or any early termination rights:

Leases Expiring In:	Number of Properties	ABR (in thousands) (1)	Total Square Feet (in thousands)	Percent of ABR

2021	47	$13,028	1,363	2.6%

2022	40	16,548	1,599	3.2%

2023	113	32,049	3,034	6.3%

2024	47	17,916	1,557	3.5%

2025	52	19,334	1,517	3.8%

2026	108	38,149	3,724	7.5%

2027	131	40,635	2,984	8.0%

2028	106	28,727	1,798	5.6%

2029	320	42,692	2,836	8.4%

2030	77	22,022	2,220	4.3%

Thereafter	812	238,516	17,406	46.8%

Vacant	7	—	641	—

Total owned properties	1,860	$509,616	40,679	100%

(1)
ABR is not adjusted for the impact of abatements provided as relief due to the
COVID-19
pandemic. As of the date of this report, SRC has agreed to a total of $1.0 million of abatements for the period from January 1, 2021 - December 31, 2021.

Diversification By Geography
The following table sets forth a summary of geographic concentration for our owned real estate properties as of December 31, 2020:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	247	4,413	11.1%	New Jersey	13	717	1.3%
Florida	154	2,533	8.8%	Utah	18	333	1.2%
Georgia	138	2,583	6.8%	Pennsylvania	20	483	1.1%
Ohio	86	2,396	5.1%	Alaska	9	319	1.0%
California	23	1,199	4.2%	New Hampshire	17	645	1.0%
Tennessee	107	1,846	4.0%	Wisconsin	12	696	0.9%
Michigan	86	1,700	3.9%	Idaho	16	273	0.9%
Illinois	52	1,295	3.8%	Kansas	17	341	0.8%
New York	33	1,924	3.5%	Connecticut	5	686	0.7%
Missouri	67	1,552	3.2%	Maine	27	85	0.5%
Arizona	47	835	2.9%	Washington	7	125	0.4%
South Carolina	55	852	2.9%	West Virginia	13	202	0.4%
North Carolina	68	1,312	2.7%	Delaware	2	128	0.4%
Alabama	94	715	2.5%	Nebraska	8	218	0.4%
Virginia	44	1,335	2.5%	Montana	3	152	0.4%
Maryland	10	721	2.4%	Massachusetts	2	131	0.4%
Minnesota	24	902	2.2%	Iowa	11	190	0.3%
Colorado	27	991	2.0%	North Dakota	3	105	0.3%
Oklahoma	54	935	2.0%	Rhode Island	3	95	0.3%
Mississippi	53	753	2.0%	Oregon	3	105	0.3%
Indiana	39	1,517	1.9%	South Dakota	2	30	0.2%
New Mexico	29	622	1.8%	Wyoming	1	35	0.1%
Kentucky	43	538	1.6%	U.S. Virgin Islands	1	38	0.1%
Arkansas	42	637	1.4%	Vermont	1	2	*
Louisiana	24	439	1.4%

*	Less than 0.1%

Diversification By Asset Type and Tenant Industry
The following table sets forth a summary of concentration by asset types and, for retail assets, the tenant industry of our owned properties as of December 31, 2020:

Asset Type	Tenant Industry	Number of Properties	Total Square Feet (in thousands)	Percent of ABR

Retail		1,660	26,059	77.9%

	Health and Fitness	44	2,329	7.7%

	Convenience Stores	329	1,046	7.6%

	Restaurants - Quick Service	361	791	6.4%

	Restaurants - Casual Dining	134	940	5.8%

	Movie Theaters	37	1,953	5.1%

	Dealerships	29	953	4.4%

	Drug Stores / Pharmacies	77	991	4.4%

	Entertainment	24	1,022	3.4%

	Car Washes	65	308	3.2%

	Dollar Stores	172	1,576	3.1%

	Grocery	36	1,654	3.0%

	Home Improvement	14	1,595	2.9%

	Warehouse Club and Supercenters	14	1,543	2.8%

	Home Décor	16	2,147	2.7%

	Specialty Retail	53	1,142	2.3%

	Sporting Goods	18	1,026	2.2%

	Automotive Service	69	578	2.2%

	Department Stores	15	1,334	1.9%

	Home Furnishings	18	783	1.7%

	Early Education	35	384	1.5%

	Automotive Parts	55	388	1.1%

	Office Supplies	16	351	0.7%

	Other	9	294	0.7%

	Medical Office	5	65	0.5%

	Pet Supplies and Service	4	133	0.4%

	Apparel	4	92	0.2%

	Vacant	7	641	—

Industrial		158	12,609	14.9%

Office and Other		42	2,011	7.2%

Total		1,860	40,679	100.0%

Item 3.	Legal Proceedings
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
None.

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
MARKET INFORMATION FOR COMMON STOCK, HOLDERS OF RECORD AND DIVIDEND POLICY
Spirit Realty Capital, Inc.
Our common stock is traded on the NYSE under the symbol “SRC.” As of February 16, 2021, there were approximately 2,139 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
Spirit Realty Capital, Inc.
No sales of unregistered securities. Gross proceeds of $330.2 million from sales of registered securities during the fourth quarter of 2020 were used for funding acquisitions, operating expenses and payment of interest and principal on current debt financings.
Spirit Realty, L.P.
None.
ISSUER PURCHASES OF EQUITY SECURITIES
Spirit Realty Capital, Inc.
None.
Spirit Realty, L.P.
None.
EQUITY COMPENSATION PLAN INFORMATION
Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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
The following graph shows our cumulative total stockholder return for the five most recent fiscal years, with stock prices retroactively adjusted for the
Spin-Off
of SMTA. The graph assumes a $100 investment in each of the indices on December 31, 2015 and the reinvestment of all cash dividends. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ended
Index:	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Spirit Realty Capital, Inc.	$100.00	$115.82	$100.46	$99.82	$147.33	$129.70
S&P 500	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
NAREIT US Equity REIT Index	$100.00	$108.52	$114.19	$108.91	$137.23	$126.25

Item 6.       Selected Financial Data
The following tables set forth, on a historical basis, selected financial and operating data for the Company. The following data should be read in conjunction with our financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form
10-K.

		Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Rental income	$479,901	$438,691	$402,321	$424,260	$420,003
Related party fee income	678	69,218	15,838	—	—
General and administrative	48,380	52,424	52,993	54,998	48,651
Property costs (including reimbursable)	24,492	18,637	21,066	28,487	26,045
Interest	104,165	101,060	97,548	113,394	118,690
Income from continuing operations	26,708	175,266	148,491	40,428	28,638
Net income attributable to common stockholders	16,358	164,916	121,700	74,618	97,446
Net income from continuing operations per common share—diluted	0.15	1.81	1.58	0.40	0.30
Dividends declared per common share issued (1)	2.50	2.50	3.05	3.60	3.53
Weighted average shares of common stock outstanding—diluted (1)	104,535,384	90,869,312	86,476,449	93,588,560	93,849,250

Other Data:
FFO (2)	$285,716	$305,052	$322,359	$367,296	$394,952
AFFO (2)	309,447	341,731	346,323	398,148	412,999
Number of properties at period end	1,860	1,795	1,514	2,480	2,615
Owned properties occupancy at period end (based on number of properties)	99.6%	99.7%	99.7%	99.2%	98.2%
(1)	Adjusted for the reverse stock split effected in 2018.

(2)	See the definitions and reconciliation of non-GAAP measures in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

		December 31,
(Dollars in thousands)	2020	2019	2018	2017 (1)	2016 (1)
Balance Sheet Data:
Gross investments, including related lease intangibles	$6,805,437	$6,175,703	$5,123,631	$7,903,025	$8,247,654
Net investments, including related lease intangibles	5,821,628	5,341,228	4,396,098	6,614,025	7,090,335
Cash and cash equivalents	70,303	14,492	14,493	8,798	10,059
Total assets	6,396,786	5,832,661	5,096,316	7,263,511	7,677,971
Total debt, net	2,506,341	2,153,017	2,054,637	3,639,680	3,664,628
Total liabilities	2,795,666	2,419,412	2,294,567	3,943,902	3,995,863
Total stockholders’ equity	3,601,120	3,413,249	2,801,749	3,319,609	3,682,108
(1)	Balances include assets and liabilities of both continuing operations and discontinued operations. Reference Note 12 to the accompanying consolidated financial statements for additional information.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol “SRC.” We are a self-administered and self-managed REIT with in-house
capabilities including acquisition, credit research, asset management, portfolio management, real estate research, legal, finance and accounting functions. We primarily invest in single-tenant real estate assets throughout the United States, which are generally acquired through sale-leaseback transactions and subsequently leased on a long-term, triple-net
basis to high quality tenants with business operations within retail, industrial, office and other industries. Single tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. Under a triple-net
lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs.
As of December 31, 2020, our owned real estate represented investments in 1,860 properties. Our properties are leased to 301 tenants across 48 states and 28 retail industries. As of December 31, 2020, our owned properties were approximately 99.6% occupied (based on the number of economically yielding properties).
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
On May 31, 2018, we completed a
Spin-Off
of all our interests in the assets that collateralized Master Trust 2014, our properties leased to Shopko, and certain other assets into an independent, publicly traded REIT, SMTA. In conjunction with the
Spin-Off,
we entered into the Asset Management Agreement with SMTA, pursuant to which the Company acted as external asset manager for SMTA for an annual management fee of $20.0 million. In September 2019, SMTA sold the assets held in Master Trust 2014 and approved a plan of liquidation. The Asset Management Agreement was terminated, and the Interim Management Agreement with SMTA became effective. Pursuant to the Interim Management Agreement, we were entitled to receive $1 million during the initial one-year
term and $4 million for any renewal
one-year
term to manage and liquidate the remaining SMTA assets. The Interim Management Agreement was terminated effective September 4, 2020 and we have no further continuing involvement with SMTA.
Given the onset of the
COVID-19
pandemic in 2020, many of our tenants requested rent deferrals or other forms of relief. Our discussions with tenants requesting relief substantially focused on industries that have been directly disrupted by the
COVID-19
pandemic and restrictions intended to prevent its spread, particularly movie theaters, casual dining restaurants, entertainment, health and fitness and hotels. These and other industries may be further impacted in the future depending on various factors, including the duration of the
COVID-19
pandemic, the reinstitution of restrictions intended to prevent its spread or the imposition of new, more restrictive measures. Even after such restrictions are lifted or reduced, the willingness of customers to visit our tenants’ businesses may be reduced due to lingering concerns regarding the continued risk of
COVID-19
transmission and heightened sensitivity to risks associated with the transmission of other diseases.
For the year ended December 31, 2020, we deferred $31.9 million of rent, of which we recognized $26.3 million in rental income (the remaining $5.6 million was deemed not probable of collection), and abated $6.3 million of rent. As of December 31, 2020, we had an accounts receivable balance of $20.2 million related to deferred rent. For the year ended December 31, 2021, we expect to see significant reductions in the impact of
COVID-19
and have currently granted additional rent deferrals of $9.2 million and abatements of $1.0 million. For rent deferrals, the deferral periods range generally from one to six months, with an average deferral period of four months and an average repayment period of 12 months. Of the tenants who we have granted rent deferrals, 19% are public companies and the weighted average remaining lease term of leases with deferrals is 10.2 years (based on Base Rent). Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the
COVID-19
pandemic and restrictions intended to prevent its spread continue for a prolonged period. Refer to Part I, Item 1A. “Risk Factors” for additional information about the potential impact of the
COVID-19
pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are determined in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements. See Notes 2 and 8 to the consolidated financial statements for additional details.
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
Rental Income: Cash and Straight-line Rent
We primarily lease real estate to our tenants under long-term, triple-net
leases that are classified as operating leases. To evaluate lease classification, we assess the terms and conditions of the lease to determine the appropriate lease term and do not include options to extend, terminate or purchase in our evaluation for lease classification purposes or for recognizing rental income unless we are reasonably certain the tenant will exercise the option. Lease classification also requires an estimation of the residual value of the property at the end of the lease term. For acquisitions, we use the estimated tangible fair value of the property at the date of acquisition. For lease modifications, we generally use sales comparables or a direct capitalization approach to determine fair value.
Our leases generally provide for rent escalations throughout the term of the lease. For leases with fixed rent escalators, rental income is recognized on a straight-line basis to produce a constant periodic rent over the term of the lease. For leases with contingent rent escalators, increases in rental revenue are recognized when the changes in the rental rates have occurred. Some of our leases also provide for contingent rent based on a percentage of the tenant’s gross sales, which is recognized when the change in the factor on which the contingent lease payment is based actually occurs.
In April 2020, the FASB released a Staff Q&A regarding the accounting for lease concessions related to the effects of the
COVID-19
pandemic, noting that the underlying premise in requiring a modified lease to be accounted for as if it were a new lease under ASC 842 is that the modified terms and conditions affect the economics of the lease for the remainder of the lease term. As such, the FASB staff clarified that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the
COVID-19
pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). We made this election and account for rent deferrals by increasing the rent receivables as receivables accrue and continuing to recognize income during the deferral period. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification.
Rental income, including deferred rent, is subject to an evaluation for collectability, which includes our estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience, as well as the tenant’s payment history and financial condition. We do not recognize rental income for amounts that are not probable of collection.
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
Impairment is calculated as the amount by which the carrying value exceeds the estimated fair value, or for assets held for sale, the amount by which the carrying value exceeds fair value less costs to sell. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results. The fair values of real estate and intangible assets are determined using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; broker opinions of value; market prices for comparable properties; estimates of residual value; and expectations for the use of the real estate.
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

RESULTS OF OPERATIONS
In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
for the year ended December 31, 2019.

	Years Ended December 31,
(In Thousands)	2020	2019	Change	% Change
Revenues:
Rental income	$ 479,901	$ 438,691	$ 41,210	9.4%
Interest income on loans receivable	998	3,240	(2,242)	(69.2)%
Earned income from direct financing leases	571	1,239	(668)	(53.9)%
Related party fee income	678	69,218	(68,540)	(99.0)%
Other income	1,469	4,039	(2,570)	(63.6)%
Total revenues	483,617	516,427	(32,810)	(6.4)%
Expenses:
General and administrative	48,380	52,424	(4,044)	(7.7)%
Termination of interest rate swaps	—	12,461	(12,461)	(100.0)%
Property costs (including reimbursable)	24,492	18,637	5,855	31.4%
Deal pursuit costs	2,432	844	1,588	NM
Interest	104,165	101,060	3,105	3.1%
Depreciation and amortization	212,620	175,465	37,155	21.2%
Impairments	81,476	24,091	57,385	NM
Total expenses	473,565	384,982	88,583	23.0%
Other income:
Loss on debt extinguishment	(7,227)	(14,330)	7,103	(49.6)%
Gain on disposition of assets	24,156	58,850	(34,694)	(59.0)%
Preferred dividend income from SMTA	—	10,802	(10,802)	(100.0)%
Total other income	16,929	55,322	(38,393)	(69.4)%
Income before income tax expense	26,981	186,767	(159,786)	(85.6)%
Income tax expense	(273)	(11,501)	11,228	(97.6)%
Net income	$ 26,708	$ 175,266	$ (148,558)	(84.8)%
NM - Percentages over 100% are not displayed.
Changes related to operating properties
Rental income; Property costs (including reimbursable); Depreciation and amortization
The components of rental income are summarized below:

	Years Ended December 31,
(In Thousands)	2020	2019
Base Cash Rent	$453,013	$404,720
Variable cash rent (including reimbursables)	13,176	12,737
Straight-line rent, net of uncollectible reserve	11,876	16,924
Amortization of above- and below- market lease intangibles, net	1,836	4,310
Total rental income	$479,901	$438,691
The increase in Base Cash Rent, the largest component of rental income, year-over-year was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 146 properties during 2020 with a total of $58.4 million of annual
in-place
rent (monthly fixed rent at date of transaction multiplied by 12). During the same period, we disposed of 38 properties, 20 of which were vacant and the remaining 18 had annual in-place
rents of $4.5 million. Our acquisition and disposition activity for the year ended December 31, 2020 is summarized below (in thousands):

The increase in Base Cash Rent due to net acquisitions was partially offset by an increase in amounts deemed not probable of collection, driven by tenant credit issues from the
COVID-19
pandemic, from a net recovery of $0.4 million for the year ended December 31, 2019 to a net reduction of $10.9 million for the year ended December 31, 2020. A majority of these tenant credit issues relate to tenants in the movie theater industry and we expect movie theater operators to continue to face headwinds in 2021. The increase year-over-year was also reduced by $6.3 million of rent abatements for the year ended December 31, 2020, which were executed as relief due to the
COVID-19
pandemic.
Variable cash rent is primarily comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection. As such, the change in variable cash rent is driven by the change in property costs year-over-year. For the year ended December 31, 2020, property costs included $14.5 million of reimbursable expenses, compared to $14.9 million for 2019. As such, variable cash rent and reimbursable property costs remained relatively flat year-over-year. The remaining $10.0 million of property costs for the year ended December 31, 2020 were non-reimbursable,
compared to $3.7 million for 2019. The increase in
non-reimbursable
costs of $6.3 million was driven by an increase in
non-reimbursable
property taxes of $3.7 million due to tenant credit issues from the
COVID-19
pandemic, as well as an increase in carrying costs of vacant properties of $2.2 million due to a decreased average occupancy during 2020 compared to 2019.
Non-cash
rental income consists of straight-line rental revenue, amortization of above- and below-market lease intangibles and bad debt expense.
Non-cash
rental income decreased period-over-period primarily as a result of a $14.7 million increase in straight-line rental revenue deemed not probable of collection, driven by tenant credit issues from the
COVID-19
pandemic. This was partially offset by an increase in straight-line rental revenue of $9.7 million year-over-year as a result of acquisitions and lease modifications.
Impairments
Impairments increased year-over-year on underperforming properties, with $49.0 million of impairments recorded on 28 properties for the year ended December 31, 2020, compared to $18.6 million of impairments recorded on 27 properties in the comparative year. The increase was driven by multi-tenant properties, as well as single occupant properties with tenants in the health and fitness, casual dining and movie theater industries, all of which were significantly impacted by the
COVID-19
pandemic.
Impairments also increased year-over-year on Vacant properties, with $14.2 million of impairments recorded on eight properties for the year ended December 31, 2020, compared to $5.5 million of impairments recorded on seven properties in the comparative year.
Finally, the increase in impairments year-over-year was caused by $18.2 million of impairments recorded on lease intangible assets, primarily as a result of a tenant bankruptcy that had credit issues prior to the
COVID-19
pandemic which resulted in the termination of the lease for four properties, and $0.1 million of credit loss allowance on our direct financing lease during the year ended December 31, 2020, with no comparable impairments recognized in 2019.

Gain on disposition of assets
Gain on disposition of assets decreased year-over-year. During the year ended December 31, 2020, we disposed of 38 properties and recorded net gains totaling $24.2 million. There were $23.2 million in net gains on the sale of 18 active properties and $1.3 million in net gains on the sale of 20 Vacant properties. These gains were partially offset by a $0.2 million loss recorded on the sale of a notes receivable and $0.1 million in other net losses.
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
Changes related to debt
Interest expense; Loss on debt extinguishment; Termination of interest rate swaps
Our debt as of December 31, 2019 and 2020 is summarized below (in thousands):

In January 2019, we terminated the 2015 Credit Agreement and the 2015 Term Loan Agreement, resulting in a loss on debt extinguishment of $0.7 million, and entered into the 2019 Revolving Credit and Term Loan Agreement, comprised of the 2019 Credit Facility and
A-1
Term Loans. We also simultaneously entered into delayed draw
A-2
Term Loans, which were drawn in May 2019 to repurchase the 2019 Convertible Notes at their maturity.
In June 2019, we issued the 2029 Senior Notes and extinguished the Master Trust 2013 notes, resulting in a loss on debt extinguishment of $15.0 million. In September 2019, we issued the 2027 Senior Notes and the 2030 Senior Notes. Proceeds from these issuances were primarily utilized to terminate the
A-1
Term Loans and
A-2
Term Loans, which resulted in a loss on debt extinguishment of $5.3 million. Additionally, during 2019, we extinguished two CMBS loans, resulting in a net gain on debt extinguishment of $6.7 million.
During the first half of 2020, we entered into the 2020 Term Loans. In August 2020, we issued $450.0 million of 2031 Senior Notes, which triggered a mandatory repayment of $222.0 million of the 2020 Term Loans that resulted in a loss on debt extinguishment of $1.0 million. Remaining proceeds from the 2031 Senior Notes issuance were primarily utilized to repurchase $154.6 million of Convertible 2021 Notes, resulting in a loss on debt extinguishment of $6.2 million. Subsequent to December 31, 2020, we repaid the remaining 2020 Term Loans in full and expect to settle the remaining 2021 Convertible Notes in cash during 2021.

These changes in our debt structure resulted in an overall increase in our total debt outstanding, but with a reduction in our weighted average interest rate from 3.85% at December 31, 2019 to 3.64% at December 31, 2020. As such, we had a slight increase in total interest expense year-over-year:

	Years Ended December 31,
(In Thousands)	2020	2019
Interest expense – revolving credit facilities	$3,686	$5,201
Interest expense – term loans	3,545	15,448
Interest expense – Senior Unsecured Notes	61,750	29,286
Interest expense – mortgages and notes payable	12,028	18,733
Interest expense – Convertible Notes	10,728	17,245
Interest expense – interest rate swaps	—	972
Non-cash interest expense	12,428	14,175
Total interest expense	$104,165	$101,060
Finally, in September 2019, we terminated our interest rate swaps, which were entered into as a hedge against our variable-rate debt, in conjunction with the repayment of the
A-1
Term Loans and
A-2
Term Loans. This termination resulted in a fee of $24.8 million. As we continued to hold variable-rate debt at time of termination, a portion of the hedged transactions remained probable to occur. Therefore, only $12.5 million was initially expensed and the remainder of the termination fee is being amortized over the remaining initial term of the interest rate swaps to interest expense.
Changes related to SMTA
Related party fee income; Preferred dividend income from SMTA; Income tax expense
In conjunction with the
Spin-Off,
we entered into the Asset Management Agreement with SMTA pursuant to which we provided a management team responsible for implementing SMTA ’s business strategy and performing certain services for SMTA. We also provided property management services and special services for Master Trust 2014, which was contributed to SMTA as part of the
Spin-Off.
Upon SMTA’s sale of Master Trust 2014 in September 2019, both the Asset Management Agreement and the Property Management and Servicing Agreement were terminated. We simultaneously entered into the Interim Management Agreement at a reduced annual rate, under which we agreed to manage and liquidate the remaining SMTA assets until its termination effective September 4, 2020. The following table summarizes our related party fee income under these agreements:

	Years Ended December 31,
(In Thousands)	2020	2019
Management fees (1)	$678	$15,635
Property management and special services fees	—	5,427
Termination fee related to the Asset Management Agreement	—	48,156
Total related party fee income	$678	$69,218

(1)
Includes $0.9 million of stock compensation awarded by SMTA to an employee of Spirit for the year ended December 31, 2019, which was fully offset by $0.9 million in general and administrative expenses.

Related party fee income was earned through a wholly-owned TRS and was subject to federal and state income tax. As such, the termination fee income earned in the third quarter of 2019 resulted in an increased income tax expense for the year ended December 31, 2019.
Additionally, as part of the
Spin-Off,
SMTA issued to us 10% Series A preferred shares, which generated $10.8 million of preferred dividend income for the year ended December 31, 2019. In September 2019, in conjunction with SMTA’s sale of Master Trust 2014, SMTA repurchased the preferred shares at their aggregate liquidation preference of $150.0 million.

Changes related to general and administrative expenses
Year-over-year general and administrative expenses decreased by $4.0 million, driven by a decrease in compensation expenses of $4.7 million, primarily as a result of decreased accruals for market-based and merit-based compensation, as well as a $0.7 million decrease in travel expenses as a result of the
COVID-19
pandemic. Decreases year-over-year were partially offset by $1.7 million of expenses recognized during the year ended December 31, 2020 related to the
COVID-19
pandemic, mainly as a result of increased legal fees for executing rent deferral and abatement agreements.
LIQUIDITY AND CAPITAL RESOURCES
Forward equity issuance
In June 2020, we entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9.2 million shares of common stock at an initial public offering price of $37.35 per share, before underwriting discounts and offering expenses. The forward purchasers borrowed and sold an aggregate of 9.2 million shares of common stock in the offering. We did not receive any proceeds from the sale of our shares of common stock by the forward purchasers at the time of the offering. The forward sale price that we received upon physical settlement of the agreements, which was initially $35.856 per share, was subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of December 31, 2020, we had physically settled all 9.2 million of these shares for net proceeds of $319.1 million.
ATM Program
In November 2020, the Board of Directors approved a new $500.0 million ATM program, and we terminated the 2016 ATM Program. Sales of shares of our common stock under the 2020 ATM Program may be made in sales deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.
The 2020 ATM Program contemplates that, in addition to the issuance and sale by us of shares of our common stock to or through the agents, we may enter into separate forward sale agreements with one of the agents or one of their respective affiliates (in such capacity, each, a “forward purchaser” and, collectively, the “forward purchasers”). When we enter into a forward sale agreement with any forward purchaser, we expect that such forward purchaser will attempt to borrow from third parties and sell, through the relevant agent, acting as sales agent for such forward purchaser, shares of our common stock to hedge such forward purchaser’s exposure under such forward sale agreement. We will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller.
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
During the year ended December 31, 2020, 7.1 million shares were sold under the ATM Programs, comprised of 3.6 million under the 2016 ATM Program and 3.5 million sold under the 2020 ATM Program. All of these sales were sold by forward purchasers through agents under the applicable ATM Program and pursuant to forward sales agreements. The forward sale price that we will receive upon physical settlement of the agreements is subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. During the year ended December 31, 2020, 2.9 million of these shares were physically settled for net proceeds of $109.2 million. As of December 31, 2020, there were 4.1 million shares remaining under open forward sales agreements. Assuming the full physical settlement of those open forward sales agreements, we have remaining capacity of $369.7 million under the 2020 ATM Program as of December 31, 2020.

Short-term liquidity and capital resources
On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility, and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our 2020 ATM program. As of December 31, 2020, available liquidity was comprised of $70.3 million in cash and cash equivalents, $800.0 million of borrowing capacity under the 2019 Credit Facility and $13.0 million in restricted cash and restricted cash equivalents. Also, as of December 31, 2020, we had $151.5 million of expected proceeds available assuming the full physical settlement of our open forward equity contracts and remaining capacity of $369.7 million under our 2020 ATM Program. We believe that this available liquidity makes us well positioned to navigate any macroeconomic uncertainty resulting from the
COVID-19
pandemic restrictions intended to prevent its spread.
Long-term liquidity and capital resources
We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, by obtaining asset level financing and by issuing fixed-rate secured or unsecured notes and bonds. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock. We continually evaluate financing alternatives and believe that we can obtain financing on reasonable terms. However, we cannot be sure that we will have access to the capital markets at times and on terms that are acceptable to us. Refer to “Part I, Item 1A. Risk Factors” for additional information about the potential impact of the
COVID-19
pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders. We expect that our primary uses of capital will be for property and other asset acquisitions, the payment of tenant improvements, operating expenses, debt service payments and distributions to our stockholders.
Description of certain debt
The following descriptions of debt should be read in conjunction with Note 4 to the consolidated financial statements herein.
2019 Credit Facility
As of December 31, 2020, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month
extensions that can be exercised at our option.
We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions (as defined in the 2019 Facilities Agreements). As of December 31, 2020, there were no subsidiaries that met this requirement.
As of December 31, 2020, the 2019 Credit Facility bore interest at
1-Month
LIBOR plus 0.90%, with no borrowings outstanding, and a ratings-based facility fee in the amount of 0.20% per annum. As of December 31, 2020, there were no letters of credit outstanding.
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
In addition to these covenants, the 2019 Credit Agreement also included other customary affirmative and negative covenants, such as (i) limitation on liens and negative pledges; (ii) transactions with affiliates; (iii) limitation on mergers, consolidations and sales of all or substantially all assets; (iv) maintenance of status as a REIT and listing on any national securities exchange; and (v) material modifications to organizational documents. As of December 31, 2020, the Corporation and the Operating Partnership were in compliance with these covenants.
2020 Term Loans
As of December 31, 2020, $178.0 million was outstanding under the 2020 Term Loan Agreement. On January 4, 2021, we repaid the 2020 Term Loans in full. The 2020 Term Loans had a maturity of April 2, 2022 and bore interest at a rate of LIBOR plus an applicable margin of 1.50% per annum.
Senior Unsecured Notes
As of December 31, 2020, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Stated Interest Rate	December 31, 2020
2026 Senior Notes	September 15, 2026	4.45%	$300,000
2027 Senior Notes	January 15, 2027	3.20%	$300,000
2029 Senior Notes	July 15, 2029	4.00%	$400,000
2030 Senior Notes	January 15, 2030	3.40%	$500,000
2031 Senior Notes	February 15, 2031	3.20%	$450,000
Total Senior Unsecured Notes		3.61%	$1,950,000
Interest on the Senior Unsecured Notes is payable on January 15 and July 15 of each year, except for the 2026 Senior Notes, for which interest is payable on March 15 and September 15 of each year, and the 2031 Senior Notes, for which interest is payable on February 15 and August 15 of each year. The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the respective indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed three months or less (or two months or less in the case of the 2027 Senior Notes) prior to their respective maturity dates, the redemption price will not include a make-whole premium.
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

The indentures governing the Senior Unsecured Notes also include other customary affirmative and negative covenants, including (i) maintenance of the Corporation’s existence; (ii) payment of all taxes, assessments and governmental charges levied against the Corporation; (iii) reporting on financial information; and (iv) maintenance of properties and insurance. As of December 31, 2020, the Corporation and the Operating Partnership were in compliance with these covenants.
CMBS
In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring
covenants.
As of December 31, 2020, we had five fixed-rate CMBS loans with $214.2 million of aggregate outstanding principal, a weighted-average contractual interest rate of 5.47% and a weighted-average maturity of 2.8 years. Approximately 86.93% of this debt is partially amortizing and requires a balloon payment at maturity. The following table shows the scheduled principal repayments, including amortization, of the CMBS fixed-rate loans as of December 31, 2020 (dollars in thousands):

Year of Maturity	Number of Loans	Number of Properties	Stated Interest Rate Range	Weighted Average Stated Rate	Scheduled Principal	Balloon	Total
2021	—	—	—%	—%	$4,365	$—	$4,365
2022	—	—	—%	—	4,617	—	4,617
2023	3	86	5.23%-5.50%	5.46	3,074	197,912	200,986
2024	—	—	—%	—	590	—	590
2025	1	1	6.00%	6.00	610	16	626
Thereafter	1	1	5.80%	5.80	3,000	53	3,053
Total	5	88		5.47%	$16,256	$197,981	$214,237
Convertible Notes
As of December 31, 2020, the Convertible Notes were comprised of $190.4 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the 2021 Notes is payable semi-annually in arrears on May 15 and November 15 of each year.
Holders may convert the 2021 Notes prior to November 15, 2020 only under specific circumstances: (i) if the closing price of our common stock for each of the last 20 trading days (whether or not consecutive) during the last 30 consecutive trading days in the quarter is greater than or equal to 130% of the conversion price for the Convertible Notes; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last closing price of our common stock and the conversion rate for the Convertible Notes; (iii) if we call any or all of the Convertible Notes for redemption prior to the redemption date; or (iv) upon the occurrence of specified corporate events as described in the Convertible Notes prospectus supplement. From November 15, 2020 to the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes, holders may convert the 2021 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver cash, shares of common stock or a combination of cash and shares of common stock, at our election.
The conversion rate is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of December 31, 2020, the conversion rate was 17.4458 per $1,000 principal note. If we undergo a fundamental change (as defined in the 2021 Notes’ supplemental indenture), holders may require us to repurchase all or any portion of their notes at a repurchase price equal to 100% of the principal amount of such notes to be repurchased, plus accrued and unpaid interest.

Debt Maturities
Future principal payments due on our various types of debt outstanding as of December 31, 2020 (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
2019 Credit Facility	$—	$—	$—	$—	$—	$—	$—
2020 Term Loans	178,000	—	178,000	—	—	—	—
Senior Unsecured Notes	1,950,000	—	—	—	—	—	1,950,000
CMBS	214,237	4,365	4,617	200,986	590	626	3,053
Convertible Notes	190,426	190,426	—	—	—	—	—
	$2,532,663	$194,791	$182,617	$200,986	$590	$626	$1,953,053
Contractual Obligations
The following table provides information with respect to our commitments, including acquisitions under contract, as of December 31, 2020 (in thousands):

Contractual Obligations	Payment due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt - Principal	$2,532,663	$194,791	$383,603	$1,216	$1,953,053
Debt - Interest (1)	606,997	85,958	160,908	141,125	219,006
Acquisitions Under Contract (2)	47,985	47,985	—	—	—
Capital Improvements	12,655	12,404	251	—	—
Operating Lease Obligations	7,818	1,301	2,457	2,476	1,584
Total	$3,208,118	$342,439	$547,219	$144,817	$2,173,643

(1)
Debt - Interest has been calculated based on outstanding balances as of December 31, 2020 through their respective maturity dates and excludes unamortized non-cash
deferred financing costs of $18.5 million and unamortized debt discount, net of $7.8 million.

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
Any distributions will be at the sole discretion of our Board of Directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable laws and such other factors as our Board of Directors deems relevant. Refer to “Part I, Item 1A. Risk Factors” for additional information about the potential impact of the
COVID-19
pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders.

CASH FLOWS
In this section, we discuss our cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form
10-K
for the year ended December 31, 2019.
The following table presents a summary of our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019	Change
Net cash provided by operating activities	$314,312	$339,053	$(24,741)
Net cash used in investing activities	(747,750)	(894,999)	147,249
Net cash provided by financing activities	490,713	504,548	(13,835)
Net increase (decrease) in cash, cash equivalents and restricted cash	$57,275	$(51,398)	$108,673
As of December 31, 2020, we had $83.3 million of cash, cash equivalents, and restricted cash as compared to $26.0 million as of December 31, 2019.
Operating Activities
Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.
The decrease in net cash provided by operating activities was primarily attributable to the following:
•
a decrease in related party fee income of $70.5 million, which was primarily attributable to the $48.2 million termination fee received in connection with the termination of the Asset Management Agreement in September 2019, which was replaced by the Interim Management Agreement,

•	a decrease in preferred dividends received from SMTA of $14.6 million as a result of SMTA repurchasing the preferred shares in September 2019, and
•	an increase in cash interest paid of $9.4 million driven by the issuance of the 2027 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, and 2031 Senior Notes.
The decrease was partially offset by the following:
•	termination fee costs of $24.8 million paid for the termination of interest rate swaps in 2019,
•	a decrease in cash taxes paid of $11.0 million primarily driven by the net decrease in taxable income in 2020 and sale of MTA, and
•
a net increase in cash rental revenue of $30.2 million, driven by net acquisitions over the trailing twelve month period, partially offset by $26.3 million of rent deferred and $6.3 million of rent abated during the year ended December 31, 2020 as a result of the
COVID-19
pandemic.

Investing Activities
Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.
Net cash used in investing activities during the year ended December 31, 2020 included $867.5 million for the acquisition of 146 properties and $12.7 million of capitalized real estate expenditures. These outflows were partially offset by $100.6 million in net proceeds from the disposition of 38 properties and the sale of one loan receivable. Additionally, the outflows were further offset by the collection of $31.8 million of principal on loans receivable, which includes $28.7 million for the paydown of the outstanding loan balances.
During the same period in 2019, net cash used in investing activities included $1.3 billion for the acquisition of 334 properties and $47.7 million of capitalized real estate expenditures. These outflows were partially offset by

$253.6 million in net proceeds from the disposition of 44 properties, $150.0 million in proceeds from redemption of preferred equity investment in SMTA, $33.5 million in collections of the Master Trust Notes and $11.0 million in collections of principal on loans receivable and real estate assets under direct financing leases.
Financing Activities
Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease
mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.
Net cash provided by financing activities during the year ended December 31, 2020 was primarily attributable to borrowings of $445.5 million under senior unsecured notes, net proceeds from the issuance of common stock of $428.3 million and net borrowings of $178.0 million under term loans. These amounts were partially offset by payment of dividends to equity owners of $270.8 million, repayment of $154.6 million on convertible notes, net repayments of $116.5 million on our revolving credit facilities, deferred financing costs of $6.6 million, common stock repurchases for employee tax withholdings totaling $4.4 million, repayment of $4.1 million on mortgages and notes payable and debt extinguishment costs of $4.0 million.
During the same period in 2019, net cash provided by financing activities was primarily attributable to borrowings of $1.2 billion under senior unsecured notes and net proceeds from the issuance of common stock of $677.4 million. These amounts were partially offset by net payments on the convertible notes, term loans, mortgages and notes payable, and revolving credit facilities of $402.5 million, $420.0 million, $242.0 million, and $29.8 million, respectively. Additionally, there were debt extinguishment costs of $15.3 million and deferred financing costs of $22.1 million during 2019. Payment of dividends to equity owners during 2019 was $236.9 million, and the common stock share repurchase for employee tax withholdings totaled $2.5 million.
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
Annualized Adjusted EBITDAre is calculated as Adjusted EBITDAre for the quarter, adjusted for amounts deemed not probable of collection (recoveries) for straight-line rent related to prior periods and items where annualization would not be appropriate, multiplied by four. Our computation of Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology used by other equity REITs to calculate these measures and, therefore, may not be comparable to such other REITs.
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

FFO and AFFO

	Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Net income attributable to common stockholders	$16,358	$164,916	$121,700
Portfolio depreciation and amortization	212,038	174,895	197,346
Portfolio impairments	81,476	24,091	17,668
Gain on disposition of assets	(24,156)	(58,850)	(14,355)
FFO attributable to common stockholders	$285,716	$305,052	$322,359
Loss (gain) on debt extinguishment	7,227	14,330	(26,729)
Deal pursuit costs	2,432	844	549
Transaction costs	—	—	21,391
Non-cash interest expense	12,428	14,175	22,866
Accrued interest and fees on defaulted loans	—	285	1,429
Straight-line rent, net of related bad debt expense	(11,876)	(16,924)	(15,382)
Other amortization and non-cash charges	(918)	(2,769)	(2,434)
Swap termination costs	—	12,461	—
Non-cash compensation expense	12,640	14,277	15,114
Other G&A costs associated with Spin-Off	—	—	1,841
Other expense	—	—	5,319
Costs related to COVID-19 (1)	1,798	—	—
AFFO attributable to common stockholders (2)	$309,447	$341,731	$346,323

Net income per share of common stock - diluted	$0.15	$1.81	$1.39

FFO per share of common stock - diluted (3)	$2.73	$3.34	$3.71

AFFO per share of common stock - diluted (3)	$2.95	$3.75	$3.99

AFFO per share of common stock, excluding AM termination fee and Haggen settlement (3)(4)	$2.95	$3.34	$3.78

Weighted average shares of common stock outstanding - diluted	104,535,384	90,869,312	86,476,449

(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.

(2)
AFFO for the year ended December 31, 2020 includes $26.3 million of deferred rental income recognized in conjunction with the FASB’s relief for deferral agreements extended as a result of the
COVID-19
pandemic.

(3)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Years Ended December 31,
	2020	2019	2018
FFO	$0.8 million	$1.2 million	$1.4 million
AFFO	$0.9 million	$1.4 million	$1.5 million

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

AFFO attributable to common stockholders for the year ended December 31, 2018 excludes proceeds from the Haggen settlement of $19.1 million.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	December 31,
(Dollars in thousands)	2020	2019
Revolving credit facilities	$—	$116,500
Term loans	177,309	—
Senior Unsecured Notes, net	1,927,348	1,484,066
Mortgages and notes payable, net	212,582	216,049
Convertible Notes, net	189,102	336,402
Total debt, net	2,506,341	2,153,017
Unamortized debt discount, net	7,807	9,272
Unamortized deferred financing costs	18,515	17,549
Cash and cash equivalents	(70,303)	(14,492)
Restricted cash balances held for the benefit of lenders	(12,995)	(11,531)
Adjusted Debt	$2,449,365	$2,153,815

	Three Months Ended December 31,
(Dollars in thousands)	2020	2019
Net income	$29,170	$4,657
Interest	26,307	24,598
Depreciation and amortization	55,054	48,867
Income tax benefit	(133)	(229)
(Gain) loss on disposition of assets	(12,347)	11,910
Portfolio impairments	11,547	10,860
EBITDA re	$109,598	$100,663
Adjustments to revenue producing acquisitions and dispositions	4,596	6,881
Deal pursuit costs	802	270
(Gain) loss on debt extinguishment	(25)	2,857
Costs related to COVID-19 (1)	358	—
Adjusted EBITDA re	$115,329	$110,671
Adjustments related to straight-line rent (2)	(506)	—
Other adjustments for Annualized Adjusted EBITDA re (3)	397	58
Annualized Adjusted EBITDA re	$460,880	$442,916
Adjusted Debt / Annualized Adjusted EBITDA re (4)	5.3x	4.9x

(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.

(2)	Adjustment relates to recoveries on straight-line rent receivable balances deemed not probable of collection in previous periods.

(3)
Adjustments for the three months ended December 31, 2020 for amounts where annualization would not be appropriate are comprised of certain recoveries related to prior period amounts (rent deemed not probable of collection, abatements, property costs and tax expenses) and certain general and administrative expenses. For the same period in 2019, adjustments are composed of certain other income, write-off
of intangibles and other compensation-related adjustments where annualization would not be appropriate.

(4)	Adjusted Debt / Annualized Adjusted EBITDA re would be 5.0x if the 4.1 million shares under open forward sales agreements had been settled as of December 31, 2020.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2020, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of December 31, 2020, $2.4 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes, mortgages and notes payable and Convertible Notes, with a weighted average stated interest rate of 3.79%, excluding amortization of deferred financing costs and debt discounts/premiums. As of December 31, 2020, $178.0 million of our indebtedness was variable-rate, consisting of our 2020 Term Loans with a stated interest rate of 1.65%. There were no borrowings outstanding under our 2019 Credit Facility at December 31, 2020. If one-month
LIBOR as of December 31, 2020 increased by 12.5 basis points, or 0.125%, the resulting increase in annual interest expense with respect to the $178.0 million outstanding under the variable-rate obligations would impact our future earnings and cash flows by $0.2 million.
The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of December 31, 2020 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$—	$—
2020 Term Loans, net (1)	177,309	177,884
Senior Unsecured Notes, net (1)	1,927,348	2,122,409
Mortgages and notes payable, net (1)	212,582	226,240
Convertible Notes, net (1)	189,102	194,124

(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Spirit Realty Capital, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit Realty Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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
February 19, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Spirit Realty Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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

Evaluation of Impairment on Real Estate Investments Held and Used

Description of the Matter
At December 31, 2020, the Company’s real estate investments (land, building, and improvements) held and used totaled $5.5 billion. As discussed in Note 2 to the consolidated financial statements, the Company reviews its real estate investments held and used periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers factors such as expected future undiscounted cash flows, estimated residual value, and market trends (such as the effects of leasing demand and competition) in assessing recoverability of these investments. Key assumptions used in estimating future cash flows and fair values include recently quoted bid or ask prices, market prices of comparable investments, contractual and comparable market rents, leasing assumptions, capitalization rates, and expectations for the use of the asset. A real estate investment held and used is considered impaired if its carrying value exceeds its estimated undiscounted cash flows, and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value.

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

Collectability of Lease Payments

Description of the Matter
The Company recorded $479.9 million in rental income for the year ended December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company evaluates the collectability of lease payments on a regular basis. The Company considers certain key factors in assessing collectability, including: tenant’s payment history and financial condition, business conditions in the industry in which the tenant operates, economic conditions of the geographic location in which the tenant operates, as well as other relevant tenant specific circumstances.

Auditing management’s evaluation of collectability of lease payments requires judgement as the assessment is based on tenant specific circumstances and expectations of future economic and market conditions. In particular, the longer-term nature of repayments of
COVID-19
induced deferrals, the absence of cash receipts during the deferral period, and the current market environment requires the judgement of management in evaluating the collectability of billed and unbilled tenant receivables. Given the tenant specific nature of this evaluation and the uncertainty associated with future economic and market conditions, the related reserves against revenue are sensitive to the economic and geographic considerations of individual tenants described above and management’s judgment in evaluating the collectability conclusion.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s lease payment collectability process. To test the Company’s assessment of collectability, our audit procedures included, among others, evaluating tenant specific financial information, current and historical tenant payment collection, and changes in the collectability conclusions made during the year.

In addition, we tested the completeness and accuracy of the data used in management’s collectability analysis. We also assessed information and events subsequent to the balance sheet date, if any, to corroborate certain of the key assumptions used by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Dallas, Texas
February 19, 2021

Report of Independent Registered Public Accounting Firm
To the Partners of Spirit Realty, L.P. and the Board of Directors of
Spirit Realty Capital, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Realty, L.P. (the Operating Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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

Evaluation of Impairment on Real Estate Investments Held and Used

Description of the Matter
At December 31, 2020, the Operating Partnership’s real estate investments (land, building, and improvements) held and used totaled $5.5 billion. As discussed in Note 2 to the consolidated financial statements, the Operating Partnership reviews its real estate investments held and used periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Operating Partnership considers factors such as expected future undiscounted cash flows, estimated residual value, and market trends (such as the effects of leasing demand and competition) in assessing recoverability of these investments. Key assumptions used in estimating future cash flows and fair values include recently quoted bid or ask prices, market prices of comparable investments, contractual and comparable market rents, leasing assumptions, capitalization rates, and expectations for the use of the asset. A real estate investment held and used is considered impaired if its carrying value exceeds its estimated undiscounted cash flows, and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Operating Partnership’s impairment evaluation process. This included controls over management’s review of the key assumptions underlying the undiscounted cash flows and the fair value determination. To test the Operating Partnership’s evaluation of impairment of real estate investments, we performed audit procedures that included, among others, testing the key assumptions used by management in its recoverability analysis and in determining the fair value of investments that were impaired. We compared the key assumptions to observable market transaction information published by independent industry research sources to assess whether the assumptions were market supported. We involved a valuation specialist to assist in evaluating the key assumptions listed above. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of key assumptions to evaluate the changes in the valuation of certain properties that would result from changes in the assumptions or using alternative valuation techniques.

In addition, we performed procedures to evaluate the completeness and accuracy of the data utilized in management’s impairment analysis. We also assessed information and events subsequent to the balance sheet date, if any, to corroborate certain of the key assumptions used by management.

Collectability of Lease Payments

Description of the Matter
The Operating Partnership recorded $479.9 million in rental income for the year ended December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Operating Partnership evaluates the collectability of lease payments on a regular basis. The Operating Partnership considers certain key factors in assessing collectability, including: tenant’s payment history and financial condition, business conditions in the industry in which the tenant operates, economic conditions of the geographic location in which the tenant operates, as well as other relevant tenant specific circumstances.

Auditing management’s evaluation of collectability of lease payments requires judgement as the assessment is based on tenant specific circumstances and expectations of future economic and market conditions. In particular, the longer-term nature of repayments of
COVID-19
induced deferrals, the absence of cash receipts during the deferral period, and the current market environment requires the judgement of management in evaluating the collectability of billed and unbilled tenant receivables. Given the tenant specific nature of this evaluation and the uncertainty associated with future economic and market conditions, the related reserves against revenue are sensitive to the economic and geographic considerations of individual tenants described above and management’s judgment in evaluating the collectability conclusion.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Operating Partnership’s lease payment collectability process. To test the Operating Partnership’s assessment of collectability, our audit procedures included, among others, evaluating tenant specific financial information, current and historical tenant payment collection, and changes in the collectability conclusions made during the year.

In addition, we tested the completeness and accuracy of the data used in management’s collectability analysis. We also assessed information and events subsequent to the balance sheet date, if any, to corroborate certain of the key assumptions used by management.

/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2016.
Dallas, Texas
February 19, 2021

SPIRIT REALTY CAPITAL, INC.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31, 2020	December 31, 2019
Assets
Investments:
Real estate investments:
Land and improvements	$2,090,592	$1,910,287
Buildings and improvements	4,302,004	3,840,220

Total real estate investments	6,392,596	5,750,507
Less: accumulated depreciation	(850,320)	(717,097)

	5,542,276	5,033,410
Loans receivable, net	—	34,465
Intangible lease assets, net	367,989	385,079
Real estate assets under direct financing leases, net	7,444	14,465
Real estate assets held for sale, net	25,821	1,144

Net investments	5,943,530	5,468,563
Cash and cash equivalents	70,303	14,492
Deferred costs and other assets, net	157,353	124,006
Goodwill	225,600	225,600

Total assets	$6,396,786	$5,832,661

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$116,500
Term loans, net	177,309	—
Senior Unsecured Notes, net	1,927,348	1,484,066
Mortgages and notes payable, net	212,582	216,049
Convertible Notes, net	189,102	336,402

Total debt, net	2,506,341	2,153,017
Intangible lease liabilities, net	121,902	127,335
Accounts payable, accrued expenses and other liabilities	167,423	139,060

Total liabilities	2,795,666	2,419,412
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both December 31, 2020 and December 31, 2019, liquidation preference of $25.00 per share	166,177	166,177
Common stock, $0.05 par value, 175,000,000 shares authorized: 114,812,615 and 102,476,152 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	5,741	5,124
Capital in excess of common stock par value	6,126,503	5,686,247
Accumulated deficit	(2,688,647)	(2,432,838)
Accumulated other comprehensive loss	(8,654)	(11,461)

Total stockholders’ equity	3,601,120	3,413,249

Total liabilities and stockholders’ equity	$6,396,786	$5,832,661

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Data)

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$479,901	$438,691	$402,321
Interest income on loans receivable	998	3,240	3,447
Earned income from direct financing leases	571	1,239	1,814
Related party fee income	678	69,218	15,838
Other income	1,469	4,039	21,705

Total revenues	483,617	516,427	445,125
Expenses:
General and administrative	48,380	52,424	52,993
Termination of interest rate swaps	—	12,461	—
Property costs (including reimbursable)	24,492	18,637	21,066
Deal pursuit costs	2,432	844	210
Interest	104,165	101,060	97,548
Depreciation and amortization	212,620	175,465	162,452
Impairments	81,476	24,091	6,725

Total expenses	473,565	384,982	340,994

Other income:
(Loss) gain on debt extinguishment	(7,227)	(14,330)	27,092
Gain on disposition of assets	24,156	58,850	14,629
Preferred dividend income from SMTA	—	10,802	8,750
Other expense	—	—	(5,319)

Total other income	16,929	55,322	45,152

Income from continuing operations before income tax expense	26,981	186,767	149,283
Income tax expense	(273)	(11,501)	(792)

Income from continuing operations	26,708	175,266	148,491
Loss from discontinued operations	—	—	(16,439)

Net Income	26,708	175,266	132,052
Dividends paid to preferred stockholders	(10,350)	(10,350)	(10,352)

Net income attributable to common stockholders	$16,358	$164,916	$121,700

Net income per share attributable to common stockholders - basic:
Continuing operations	$0.15	$1.81	$1.59
Discontinued operations	—	—	(0.19)

Net income per share attributable to common stockholders - basic	$0.15	$1.81	$1.40

Net income per share attributable to common stockholders - diluted:
Continuing operations	$0.15	$1.81	$1.58
Discontinued operations	—	—	(0.19)

Net income per share attributable to common stockholders - diluted	$0.15	$1.81	$1.39

Weighted average shares of common stock outstanding:
Basic	104,357,660	90,621,808	86,321,268
Diluted	104,535,384	90,869,312	86,476,449
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income attributable to common stockholders	$16,358	$164,916	$121,700
Other comprehensive income (loss):
Net reclassification of amounts from (to) AOCL	2,807	(4,302)	(7,159)

Total comprehensive income	$19,165	$160,614	$114,541

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except Share Data)

	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2017	6,900,000	$166,193	89,774,135	$4,489	$5,193,631	$(2,044,704)	$—	$3,319,609

Net income	—	—	—	—	—	132,052	—	132,052
Dividends declared on preferred stock	—	—	—	—	—	(10,352)	—	(10,352)

Net income available to common stockholders	—	—	—	—	—	121,700	—	121,700
Other comprehensive loss	—	—	—	—	—	—	(7,159)	(7,159)
Cost associated with preferred stock	—	(16)	—	—	—	—	—	(16)
Dividends declared on common stock	—	—	—	—	—	(262,887)	—	(262,887)
Tax withholdings related to net stock settlements	—	—	(57,679)	(3)	—	(2,400)	—	(2,403)
Issuance of shares of common stock, net	—	—	92,458	5	2,967	—	—	2,972
Repurchase of common shares	—	—	(4,244,446)	(212)	—	(167,953)	—	(168,165)
SMTA dividend distribution	—	—	—	—	(216,005)	—	—	(216,005)
Stock-based compensation, net	—	—	222,887	10	15,104	(1,011)	—	14,103

Balances, December 31, 2018	6,900,000	$166,177	85,787,355	$4,289	$4,995,697	$(2,357,255)	$(7,159)	$2,801,749

Net income	—	—	—	—	—	175,266	—	175,266
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	—	(10,350)

Net income available to common stockholders	—	—	—	—	—	164,916	—	164,916
Other comprehensive loss	—	—	—	—	—	—	(4,302)	(4,302)
Dividends declared on common stock	—	—	—	—	—	(236,943)	—	(236,943)
Tax withholdings related to net stock settlements	—	—	(58,445)	(3)	—	(2,539)	—	(2,542)
Issuance of shares of common stock, net	—	—	16,578,423	829	676,361	—	—	677,190
Stock-based compensation, net	—	—	168,819	9	14,268	(1,017)	—	13,260
Other	—	—	—	—	(79)	—	—	(79)

Balances, December 31, 2019	6,900,000	$166,177	102,476,152	$5,124	$5,686,247	$(2,432,838)	$(11,461)	$3,413,249

Net income	—	—	—	—	—	26,708	—	26,708
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	—	(10,350)

Net income available to common stockholders	—	—	—	—	—	16,358	—	16,358
Other comprehensive income	—	—	—	—	—	—	2,807	2,807
Dividends declared on common stock	—	—	—	—	—	(266,659)	—	(266,659)
Tax withholdings related to net stock settlements	—	—	(117,543)	(6)	—	(4,375)	—	(4,381)
Issuance of shares of common stock, net	—	—	12,137,210	607	427,632	—	—	428,239
Stock-based compensation, net	—	—	316,796	16	12,624	(1,133)	—	11,507

Balances, December 31, 2020	6,900,000	$166,177	114,812,615	$5,741	$6,126,503	$(2,688,647)	$(8,654)	$3,601,120

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$26,708	$175,266	$132,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,620	175,465	197,913
Impairments	81,476	24,091	17,668
Amortization of deferred financing costs	5,278	6,289	9,306
Amortization of debt discounts	4,343	7,028	13,560
Amortization of deferred losses on interest rate swaps	2,807	858	—
Loss on termination of interest rate swaps	—	12,461	—
Payment for termination of interest rate swaps	—	(24,843)	—
Stock-based compensation expense	12,640	14,277	15,114
Loss (gain) on debt extinguishment	7,227	14,330	(26,729)
Gain on dispositions of real estate and other assets	(24,156)	(58,850)	(14,355)
Non-cash revenue	(12,996)	(19,943)	(18,878)
Bad debt expense and other	221	189	2,313
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(21,296)	2,953	(1,396)
Accounts payable, accrued expenses and other liabilities	19,440	9,482	9,797

Net cash provided by operating activities	314,312	339,053	336,365
Investing activities
Acquisitions of real estate	(867,456)	(1,295,545)	(257,712)
Capitalized real estate expenditures	(12,659)	(47,652)	(52,390)
Investments in loans receivable	—	—	(35,450)
Proceeds from redemption of preferred equity investment	—	150,000	—
Collections from investment in Master Trust 2014	—	33,535	—
Collections of principal on loans receivable	31,771	11,037	30,427
Proceeds from dispositions of real estate and other assets, net	100,594	253,626	94,663

Net cash used in investing activities	(747,750)	(894,999)	(220,462)
Financing activities
Borrowings under revolving credit facilities	1,155,000	1,047,200	826,000
Repayments under revolving credit facilities	(1,271,500)	(1,077,000)	(791,700)
Borrowings under mortgages and notes payable	—	—	104,247
Repayments under mortgages and notes payable	(4,101)	(242,049)	(170,519)
Borrowings under term loans	400,000	820,000	420,000
Repayments under term loans	(222,000)	(1,240,000)	—
Repayments under Convertible Notes	(154,574)	(402,500)	—
Borrowings under Senior Unsecured Notes	445,509	1,198,264	—
Debt extinguishment costs	(4,032)	(15,277)	(2,968)
Deferred financing costs	(6,642)	(22,105)	(1,981)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	—	—	(73,081)
Sale of SubREIT preferred shares	—	—	5,000
Proceeds from issuance of common stock, net of offering costs	428,272	677,428	2,972
Proceeds from issuance of preferred stock, net of offering costs	—	—	(16)

SPIRIT REALTY CAPITAL, INC.
Consolidated Statements of Cash Flows - (continued)
(In Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(4,381)	(2,541)	(170,568)
Common stock dividends paid	(260,488)	(226,522)	(290,223)
Preferred stock dividends paid	(10,350)	(10,350)	(10,352)

Net cash provided by (used in) financing activities	490,713	504,548	(153,189)

Net increase (decrease) in cash, cash equivalents and restricted cash	57,275	(51,398)	(37,286)
Cash, cash equivalents and restricted cash, beginning of period	26,023	77,421	114,707

Cash, cash equivalents and restricted cash, end of period	$83,298	$26,023	$77,421

The following table presents the supplemental cash flow disclosures (in thousands):

Supplemental Disclosures of Non-Cash Activities:	For the Year Ended December 31,
	2020	2019	2018
Distributions declared and unpaid	$71,758	$64,049	$53,617
Relief of debt through sale or foreclosure of real estate properties	—	10,368	56,119
Net real estate and other collateral assets sold or surrendered to lender	—	654	28,271
Accrued interest capitalized to principal (1)	—	251	1,967
Accrued market-based award dividend rights	1,133	1,017	1,011
Accrued capitalized costs	2,174	2,230	695
Financing provided in connection with disposition of assets	—	—	2,888
Right-of-use lease assets	—	6,143	—
Lease liabilities	—	6,143	—
Reclass of residual value from direct financing lease to operating lease	6,831	5,841	4,455
Investment in preferred shares	—	—	150,000
Non-cash distribution to SMTA, net	—	—	142,924
Cash flow hedge changes in fair value	—	18,593	7,159
Receivable for disposal of real estate property	2,000	—	—
Supplemental Cash Flow Disclosures:
Cash paid for interest	$82,916	$73,530	$118,329
Cash paid for taxes	801	11,826	1,099

(1)	Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Balance Sheets
(In Thousands, Except Unit and Per Unit Data)

	December 31, 2020	December 31, 2019
Assets
Investments:
Real estate investments:
Land and improvements	$2,090,592	$1,910,287
Buildings and improvements	4,302,004	3,840,220

Total real estate investments	6,392,596	5,750,507
Less: accumulated depreciation	(850,320)	(717,097)

	5,542,276	5,033,410
Loans receivable, net	—	34,465
Intangible lease assets, net	367,989	385,079
Real estate assets under direct financing leases, net	7,444	14,465
Real estate assets held for sale, net	25,821	1,144

Net investments	5,943,530	5,468,563
Cash and cash equivalents	70,303	14,492
Deferred costs and other assets, net	157,353	124,006
Goodwill	225,600	225,600

Total assets	$6,396,786	$5,832,661

Liabilities and partners’ capital
Liabilities:
Revolving credit facilities	$—	$116,500
Term loans, net	177,309	—
Senior Unsecured Notes, net	1,927,348	1,484,066
Mortgages and notes payable, net	212,582	216,049
Notes Payable to Spirit Realty Capital, Inc., net	189,102	336,402

Total debt, net	2,506,341	2,153,017
Intangible lease liabilities, net	121,902	127,335
Accounts payable, accrued expenses and other liabilities	167,423	139,060

Total liabilities	2,795,666	2,419,412
Commitments and contingencies (see Note 6)
Partners’ Capital
General partner’s common capital, 797,644 units issued and outstanding as of both December 31, 2020 and December 31, 2019	20,505	22,389
Limited partners’ preferred capital: 6,900,000 units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	166,177	166,177
Limited partners’ common capital: 114,014,971 and 101,678,508 units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	3,414,438	3,224,683

Total partners’ capital	3,601,120	3,413,249

Total liabilities and partners’ capital	$6,396,786	$5,832,661

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$479,901	$438,691	$402,321
Interest income on loans receivable	998	3,240	3,447
Earned income from direct financing leases	571	1,239	1,814
Related party fee income	678	69,218	15,838
Other income	1,469	4,039	21,705

Total revenues	483,617	516,427	445,125
Expenses:
General and administrative	48,380	52,424	52,993
Termination of interest rate swaps	—	12,461	—
Property costs (including reimbursable)	24,492	18,637	21,066
Deal pursuit costs	2,432	844	210
Interest	104,165	101,060	97,548
Depreciation and amortization	212,620	175,465	162,452
Impairments	81,476	24,091	6,725

Total expenses	473,565	384,982	340,994

Other income:
(Loss) gain on debt extinguishment	(7,227)	(14,330)	27,092
Gain on disposition of assets	24,156	58,850	14,629
Preferred dividend income from SMTA	—	10,802	8,750
Other expense	—	—	(5,319)

Total other income	16,929	55,322	45,152
Income from continuing operations before income tax expense	26,981	186,767	149,283
Income tax expense	(273)	(11,501)	(792)

Income from continuing operations	26,708	175,266	148,491
Loss from discontinued operations	—	—	(16,439)

Net income	26,708	175,266	132,052
Preferred distributions	(10,350)	(10,350)	(10,352)

Net income after preferred distributions	$16,358	$164,916	$121,700

Net income attributable to the general partner:
Continuing operations	$125	$1,450	$1,270
Discontinued operations	—	—	(151)

Net income attributable to the general partner	$125	$1,450	$1,119

Net income attributable to the limited partners:
Continuing operations	$26,583	$173,816	$147,221
Discontinued operations	—	—	(16,288)

Net income attributable to the limited partners	$26,583	$173,816	$130,933
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Operations
(In Thousands, Except Unit and Per Unit Data)

	Year Ended December 31,
	2020	2019	2018
Net income per partnership unit - basic:
Continuing operations	$0.15	$1.81	$1.59
Discontinued operations	—	—	(0.19)

Net income per partnership unit - basic	$0.15	$1.81	$1.40

Net income per partnership unit - diluted:
Continuing operations	$0.15	$1.81	$1.58
Discontinued operations	—	—	(0.19)

Net income per partnership unit - diluted	$0.15	$1.81	$1.39

Weighted average partnership units outstanding:
Basic	104,357,660	90,621,808	86,321,268
Diluted	104,535,384	90,869,312	86,476,449

SPIRIT REALTY, L.P.
Consolidated Statements of Comprehensive Income
(In Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income after preferred distributions	$16,358	$164,916	$121,700
Other comprehensive income (loss):
Net reclassification of amounts from (to) AOCL	2,807	(4,302)	(7,159)

Total comprehensive income	$19,165	$160,614	$114,541

See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Partners’ Capital
(In Thousands, Except Unit Data)

	Preferred Units		Common Units				Total
	Limited Partners’ Capital (2)		General Partner’s Capital (1)		Limited Partners’ Capital (2)		Partnership
	Units	Amount	Units	Amount	Units	Amount	Capital
Balances, December 31, 2017	6,900,000	$166,193	797,644	$24,426	88,976,491	$3,128,990	$3,319,609
Net income	—	—	—	1,119	—	130,933	132,052
Partnership distributions declared on preferred units	—	—	—	—	—	(10,352)	(10,352)

Net income after preferred distributions		—		1,119		120,581	121,700
Other comprehensive loss	—	—	—	(66)	—	(7,093)	(7,159)
Partnership distributions declared on common units	—	—	—	(2,418)	—	(260,469)	(262,887)
Tax withholdings related to net settlement of common units	—	—	—	—	(57,679)	(2,403)	(2,403)
Issuance of common units, net	—	(16)	—	—	92,458	2,972	2,956
Repurchase of common units	—	—	—	—	(4,244,446)	(168,165)	(168,165)

SMTA dividend distribution	—	—	—	—	—	(216,005)	(216,005)

Stock-based compensation, net	—	—	—	—	222,887	14,103	14,103
Balances, December 31, 2018	6,900,000	$166,177	797,644	$23,061	84,989,711	$2,612,511	$2,801,749

Net income	—	—	—	1,450	—	173,816	175,266
Partnership distributions declared on preferred units	—	—	—	—	—	(10,350)	(10,350)

Net income after preferred distributions		—		1,450		163,466	164,916
Other comprehensive loss	—	—	—	(38)	—	(4,264)	(4,302)
Partnership distributions declared on common units	—	—	—	(2,083)	—	(234,860)	(236,943)
Tax withholdings related to net settlement of common units	—	—	—	—	(58,445)	(2,542)	(2,542)
Issuance of common units, net	—	—	—	—	16,578,423	677,190	677,190
Stock-based compensation, net	—	—	—	—	168,819	13,260	13,260

Other	—	—	—	(1)	—	(78)	(79)

Balances, December 31, 2019	6,900,000	$166,177	797,644	$22,389	101,678,508	$3,224,683	$3,413,249
Net income	—	—	—	125	—	26,583	26,708

Partnership distributions declared on preferred units	—	—	—	—	—	(10,350)	(10,350)
Net income after preferred distributions		—		125		16,233	16,358
Other comprehensive income	—	—	—	21	—	2,786	2,807
Partnership distributions declared on common units	—	—	—	(2,030)	—	(264,629)	(266,659)
Tax withholdings related to net settlement of common units	—	—	—	—	(117,543)	(4,381)	(4,381)
Issuance of common units, net	—	—	—	—	12,137,210	428,239	428,239
Stock-based compensation, net	—	—	—	—	316,796	11,507	11,507

Balances, December 31, 2020	6,900,000	$166,177	797,644	$20,505	114,014,971	$3,414,438	$3,601,120

(1)	Consists of general partnership interests held by Spirit General OP Holdings, LLC.

(2)	Consists of limited partnership interests held by Spirit Realty Capital, Inc. and Spirit Notes Partner, LLC.
See accompanying notes.

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows
(In Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$26,708	$175,266	$132,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,620	175,465	197,913
Impairments	81,476	24,091	17,668
Amortization of deferred financing costs	5,278	6,289	9,306
Amortization of debt discounts	4,343	7,028	13,560
Amortization of deferred losses on interest rate swaps	2,807	858	—
Loss on termination of interest rate swaps	—	12,461	—
Payment for termination of interest rate swaps	—	(24,843)	—
Stock-based compensation expense	12,640	14,277	15,114
Loss (gain) on debt extinguishment	7,227	14,330	(26,729)
Gain on dispositions of real estate and other assets	(24,156)	(58,850)	(14,355)
Non-cash revenue	(12,996)	(19,943)	(18,878)
Bad debt expense and other	221	189	2,313
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(21,296)	2,953	(1,396)
Accounts payable, accrued expenses and other liabilities	19,440	9,482	9,797

Net cash provided by operating activities	314,312	339,053	336,365
Investing activities
Acquisitions of real estate	(867,456)	(1,295,545)	(257,712)
Capitalized real estate expenditures	(12,659)	(47,652)	(52,390)
Investments in loans receivable	—	—	(35,450)
Proceeds from redemption of preferred equity investment	—	150,000	—
Collections from investment in Master Trust 2014	—	33,535	—
Collections of principal on loans receivable	31,771	11,037	30,427
Proceeds from dispositions of real estate and other assets, net	100,594	253,626	94,663

Net cash used in investing activities	(747,750)	(894,999)	(220,462)
Financing activities
Borrowings under revolving credit facilities	1,155,000	1,047,200	826,000
Repayments under revolving credit facilities	(1,271,500)	(1,077,000)	(791,700)
Borrowings under mortgages and notes payable	—	—	104,247
Repayments under mortgages and notes payable	(4,101)	(242,049)	(170,519)
Borrowings under term loans	400,000	820,000	420,000
Repayments under term loans	(222,000)	(1,240,000)	—
Repayments under Convertible Notes	(154,574)	(402,500)	—
Borrowings under Senior Unsecured Notes	445,509	1,198,264	—
Debt extinguishment costs	(4,032)	(15,277)	(2,968)
Deferred financing costs	(6,642)	(22,105)	(1,981)
Cash, cash equivalents and restricted cash held by SMTA at Spin-Off	—	—	(73,081)
Sale of SubREIT preferred shares	—	—	5,000
Proceeds from issuance of common stock, net of offering costs	428,272	677,428	2,972

SPIRIT REALTY, L.P.
Consolidated Statements of Cash Flows - (continued)
(In Thousands)

	For the Year Ended December 31,
	2020	2019	2018
Proceeds from issuance of preferred stock, net of offering costs	—	—	(16)
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(4,381)	(2,541)	(170,568)
Common distributions paid	(260,488)	(226,522)	(290,223)
Preferred distributions paid	(10,350)	(10,350)	(10,352)

Net cash provided by (used in) financing activities	490,713	504,548	(153,189)

Net increase (decrease) in cash, cash equivalents and restricted cash	57,275	(51,398)	(37,286)
Cash, cash equivalents and restricted cash, beginning of period	26,023	77,421	114,707

Cash, cash equivalents and restricted cash, end of period	$83,298	$26,023	$77,421

The following table presents the supplemental cash flow disclosures (in thousands):

Supplemental Disclosures of Non-Cash Activities:	For the Year Ended December 31,
	2020	2019	2018
Distributions declared and unpaid	$71,758	$64,049	$53,617
Relief of debt through sale or foreclosure of real estate properties	—	10,368	56,119
Net real estate and other collateral assets sold or surrendered to lender	—	654	28,271
Accrued interest capitalized to principal (1)	—	251	1,967
Accrued market-based award dividend rights	1,133	1,017	1,011
Accrued capitalized costs	2,174	2,230	695
Financing provided in connection with disposition of assets	—	—	2,888
Right-of-use lease assets	—	6,143	—
Lease liabilities	—	6,143	—
Reclass of residual value from direct financing lease to operating lease	6,831	5,841	4,455
Investment in preferred shares	—	—	150,000
Non-cash distribution to SMTA, net	—	—	142,924
Cash flow hedge changes in fair value	—	18,593	7,159
Receivable for disposal of real estate property	2,000	—	—
Supplemental Cash Flow Disclosures:
Cash paid for interest	$82,916	$73,530	$118,329
Cash paid for taxes	801	11,826	1,099

(1)	Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.
See accompanying notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements
December 31, 2020
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
A variable interest entity (“VIE”) would be consolidated by the Company when the Company is the primary beneficiary, which is based on whether the Company has

(i)
 the power to direct activities that most significantly impact the economic performance of the VIE and
(ii)
 the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements and other contractual arrangements. The Company evaluated SMTA as a VIE at the time of
Spin-Off
and quarterly thereafter until the third quarter of 2019 and concluded the Company was not the primary beneficiary. In the third quarter of 2019, the Company no longer had variable interests in SMTA and control was evaluated under the voting interest model. The Company concluded SMTA did
not require consolidation by the Company for any period presented.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted under their governing documents. As of December 31, 2020 and 2019, net assets totaling $343.4 million and $375.5 million, respectively, were held, and net liabilities totaling $215.9 million and $231.7 million, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.
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
December 31, 2020

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
Impairments
The Company reviews its real estate investments and related lease intangibles periodically for indicators of impairment, including, but not limited to: the asset being held for sale, vacant
,
tenant bankruptcy or delinquency, and leases expiring in 60 days or less. For assets with indicators of impairment, the Company then evaluates if its carrying amount may not be recoverable. The Company considers factors such as expected future undiscounted cash flows, estimated residual value, market trends (such as the effects of leasing demand and competition) and other factors in making this assessment. An asset is considered impaired if its carrying value exceeds its estimated undiscounted cash flows.
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
December 31, 2020

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
Revenue Recognition
Rental Income: Cash and Straight-line Rent
The Company primarily leases real estate to its tenants under long-term, triple-net
leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. The majority of our operating leases include one or more options to extend, typically for a period of five to ten years per renewal option. Excluding Walgreen Co., less than 1% of the Company’s operating leases at December 31, 2020 include an option to terminate. Walgreen Co. leases are generally for fifty years or more with several five-year termination periods after an initial non-cancellable
term. Less than 10% of the Company’s operating leases at December 31, 2020 include an option to purchase, where the purchase option is generally determined based on fair market value of the underlying property. The Company does not include options to extend, terminate or purchase in its evaluation for lease classification purposes or for recognizing rental income unless the Company is reasonably certain the tenant will exercise the option.
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
December 31, 2020

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
Other Income: Lease Termination Fees
Lease termination fees are included in other income on the Company’s consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met. The Company recorded lease termination fees of $0.7 million, $0.4 million and $0.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Loans Receivable
Loans receivable consists of mortgage loans, net of premium, and notes receivables. Interest on loans receivable is recognized using the effective interest rate method. In September 2020, all the Company’s first-priority mortgage loans were fully paid off. A loan is placed on non-accrual
status when the loan has become
60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual
status, interest income is recognized only when received. No loans receivable were on non-accrual
status as of December 31, 2019. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

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

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$70,303	$14,492	$14,493
Restricted cash:
Collateral deposits (1)	335	347	351
Tenant improvements, repairs and leasing commissions (2)	12,660	10,877	9,093
Master Trust Release (3)	—	—	7,412
1031 Exchange proceeds, net	—	—	45,042
Other (4)	—	307	1,030

Total cash, cash equivalents and restricted cash	$83,298	$26,023	$77,421

(1)	Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.
(2)	Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.
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
Tenant Receivables
The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is not probable of collection, a direct write-off
of the specific receivable will be made. The Company had accounts receivable balances of $29.5 million and $7.7 million at December 31, 2020 and 2019, respectively, after the impact of $13.1 million and $3.8 million of receivables, respectively, were deemed not probable of collection. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets.
For receivable balances related to the straight-line method of reporting rental revenue, the collectability is assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $93.1 million and $83.6 million at December 31, 2020 and 2019, respectively, after the impact of $14.5 million and $0.4 million of receivables, respectively, were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The FASB issued ASU
2017-04,
Simplifying the Test for Goodwill Impairment,
which the
Company adopted

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

effective January 1, 2020. ASU
2017-04
simplifies the accounting for goodwill impairment by eliminating the Step 2 requirement to calculate the implied fair value of goodwill. Instead, an entity should compare the fair value of each reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. No impairment was recorded for the periods presented. The
Spin-Off
of SMTA did qualify as a disposition of a business, resulting in a reduction in goodwill.
The following table presents a reconciliation of the Company’s goodwill (in thousands):

Consolidated
Balance as of December 31, 2017	$254,340
Goodwill allocated to dispositions of a business (Spin-Off of SMTA)	(28,740)

Balance as of December 31, 2018	225,600
Goodwill allocated to dispositions of a business	—

Balance as of December 31, 2019	225,600
Goodwill allocated to dispositions of a business	—

Balance as of December 31, 2020	$225,600

Accounting for Derivative Financial Instruments and Hedging Activities
The Company may utilize derivative instruments such as interest rate swaps for purposes of hedging exposures to fluctuations in interest rates associated with certain of its financing transactions. At the inception of a hedge transaction, the Company enters into a contractual arrangement with the hedge counterparty and formally documents the relationship between the derivative instrument and the financing transaction being hedged, as well as its risk management objective and strategy for undertaking the hedge transaction. The fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the derivative instrument has been highly effective in offsetting changes in cash flows of the related financing transaction and whether it is expected to be highly effective in the future. The Company recognizes the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in other comprehensive (loss) income. The amounts recorded in other comprehensive (loss) income will subsequently be reclassified to earnings when the hedged item affects earnings.
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
Taxable income earned by any of the Company’s taxable REIT subsidiaries, including from non-REIT
activities, is subject to federal, state and local taxes. The rights and obligations of the Asset Management Agreement were transferred to SRAM, a wholly-owned taxable REIT subsidiary of Spirit, on April 1, 2019, which was subsequently terminated and simultaneously replaced by the Interim Management Agreement between SRAM and SMTA, effective from September 20, 2019 through its termination effective September
 4, 2020. Accordingly, all asset management fees earned from April 1, 2019 through September 4, 2020, including the termination fee income earned in September 2019, were subject to income tax. See Note 13 for additional discussion.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

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
Earnings Per Share and Unit
The Company’s unvested restricted common stock, which contains non-forfeitable
rights to receive dividends, are considered participating securities requiring the two-class
method of computing earnings per share and unit. Under the
two-class
method, earnings attributable to unvested restricted shares are deducted from income from continuing operations in the computation of net income attributable to common stockholders. Under the two-class
method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class
method, undistributed earnings are allocated to both common shares and participating securities based on their respective weighted average shares outstanding during the period. Under the terms of the Amended Incentive Award Plan, restricted stock awards (see Note 9) are not allocated losses, including undistributed losses as a result of dividends declared exceeding net income. The Company uses income or loss from continuing operations as the basis for determining whether potential common shares are dilutive or anti-dilutive
and undistributed net income or loss as the basis for determining whether undistributed earnings are allocable to participating securities.
Forward Equity Sale Agreements
The Company may enter into forward sale agreements for the sale and issuance of shares of our common stock, either through an underwritten public offering or through our ATM Program. These agreements may be physically settled in stock, settled in cash, or net share settled at the Company’s election. The Company evaluated the forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity. Before any issuance of shares of our common stock to physically settle a forward sale agreement, such forward sale agreement will be reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of our common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of our common stock that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to physical settlement or net share settlement of a forward sale agreement, there will be no dilutive effect on our earnings per share except during periods when the average market price of our common stock is above the adjusted forward sale price. However, if we decide to physically settle or net share settle such forward sale agreement, delivery of our shares on any physical settlement or net share settlement of the forward sale agreement will result in dilution to our earnings per share.
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
December 31, 2020

expected to be collected. ASU
2016-13
is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and as such, the Company adopted ASU
2016-13
effective
January 1, 2020. Per the subsequently issued ASU
2018-19,
receivables arising from operating leases are not within the scope of ASU
2016-13.
The Company reviewed receivables within the scope of ASU
2016-13
totaling $40.3 million as of January 1,
 2020, which were comprised of loans receivable and real estate assets held under direct financing lease. There were no amounts past due related to these receivables. As such, the Company determined the key credit quality indicator was the credit rating of the borrower, coupled with remaining time to maturity. As a result, the adoption ASU
2016-13
resulted in the recognition of a loss of $0.3 million on January 1, 2020, which was recorded in impairments on the accompanying consolidated statement of operations.
In April 2020, the FASB released a Staff Q&A regarding the accounting for lease concessions related to the effects of the
COVID-19
pandemic. The FASB noted that the underlying premise in requiring a modified lease to be accounted for as if it were a new lease under ASC 842 is that the modified terms and conditions affect the economics of the lease for the remainder of the lease term. As such, the FASB staff clarified that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the
COVID-19
pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). The Company made this election and accounts for rent deferrals by increasing the rent receivables as receivables accrue and continuing to recognize income during the deferral period, resulting in $26.3 million of deferrals being recognized in rental income for the year ended December 31, 2020. The deferral periods range generally from one to six months, with an average deferral period of four months and an average repayment period of 12 months. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification. Management continues to evaluate any amounts recognized for collectability, regardless of whether accounted for as a lease modification or not, and records a provision for losses against rental income for amounts that are not probable of collection. For lease concessions granted in conjunction with the
COVID-19
pandemic, management reviewed all amounts recognized on a
tenant-by-tenant
basis for collectability.
NOTE 3. INVESTMENTS
Owned Properties
As of December 31, 2020, the Company’s gross investment in owned real estate properties totaled approximately $6.8 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 48 states with Texas, at 10.7%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company’s entire portfolio.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

During the years ended December 31, 2020 and 2019, the Company had the following real estate activity, net of accumulated depreciation and amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2018	1,459	3	1,462	$5,054,523	$22,064	$5,076,587
Acquisitions/improvements (1)	334	—	334	1,344,843	—	1,344,843
Dispositions of real estate (2)(3)	(16)	(28)	(44)	(98,327)	(140,909)	(239,236)
Transfers to Held for Sale	(27)	27	—	(128,396)	128,396	—
Impairments (4)	—	—	—	(18,974)	(5,117)	(24,091)
Reset of gross balances (5)	—	—	—	(12,894)	(3,211)	(16,105)

Gross balance, December 31, 2019	1,750	2	1,752	6,140,775	1,223	6,141,998
Acquisitions/improvements (1)	146	—	146	880,897	—	880,897
Dispositions of real estate (2)	(20)	(18)	(38)	(53,985)	(32,028)	(86,013)
Transfers to Held for Sale	(23)	23	—	(72,912)	72,912	—
Impairments (4)	—	—	—	(70,376)	(11,100)	(81,476)
Res e t of gross balances (5)	—	—	—	(45,386)	(3,243)	(48,629)
Other	—	—	—	(1,340)	—	(1,340)

Gross balance, December 31, 2020	1,853	7	1,860	$6,777,673	$27,764	$6,805,437

Accumulated depreciation and amortization				(981,866)	(1,943)	(983,809)

Net balance, December 31, 2020 (6)				$5,795,807	$25,821	$5,821,628

(1)
Includes investments of $10.0 million and $45.0 million, respectively, in revenue producing capitalized expenditures, as well as $2.5 million and $4.6 million, respectively, of non-revenue
producing capitalized expenditures for the years ended December 31, 2020 and 2019.

(2)
The total gain on disposal of assets for properties held in use was $10.2 million, $26.5 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total gain on disposal of assets for properties held for sale was $14.2 million, $32.4 million and $13.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(3)	Includes one deed-in-lieu property with a real estate investment of $0.8 million that was transferred to the lender during the year ended December 31, 2019.
(4)	Impairments on owned real estate is comprised of real estate and intangible asset impairment and allowance for credit losses on direct financing leases.
(5)
Represents
write-off
of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles which have been fully amortized.

(6)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at December 31, 2020 is as follows:

Net investments	5,943,530
Intangible lease liabilities, net	(121,902)

Net balance	$5,821,628

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Operating Leases
As of December 31, 2020, 2019, and 2018, the Company held 1,852, 1,745, and 1,453 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Base Cash Rent (1)	$453,013	$404,720	$466,658
Variable cash rent (including reimbursables)	13,176	12,737	14,931
Straight-line rent, net of uncollectible reserve (2)	11,876	16,924	16,461
Amortization of above - and below - market lease intangibles, net (3)	1,836	4,310	4,943

Total rental income	$479,901	$438,691	$502,993

(1)
Includes net impact of (amounts not deemed probable of collection)/amounts recovered of $(10.9) million, $0.4 million, and $
(
0.5
)
 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)
Includes net impact of amounts not deemed probable for collection of $14.9 million, $0.2 million, and
$0.1 mi
l
lion
for the years ended December 31, 2020, 2019 and 2018, respectively. As a result of the Company’s adoption of ASU
2016-02
on January 1, 2019, the Company reclassified bad debt expense to rental income on a prospective basis.

(3)
Excludes amortization of in-place leases of
 $34.8 million, $29.8 million,
and $32.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future contractual rent to be received under the remaining non-cancellable
term of these operating leases (including contractual fixed rent increases occurring on or after January 1, 2021) at December 31, 2020 are as follows (in thousands):

December 31, 2020
2021	$505,018
2022	495,232
2023	477,604
2024	455,840
2025	442,818
Thereafter	3,207,076

Total future minimum rentals	$5,583,588

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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	December 31, 2020	December 31, 2019
In-place leases	$473,062	$457,616
Above-market leases	83,185	95,002
Less: accumulated amortization	(188,258)	(167,539)

Intangible lease assets, net	$367,989	$385,079

Below-market leases	$178,614	$176,816
Less: accumulated amortization	(56,712)	(49,481)

Intangible lease liabilities, net	$121,902	$127,335

The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 12.8 years, 11.0 years, 17.4 years and 13.7 years, respectively, as of December 31, 2020. The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was
13.4 years, 10.9 years, 18.1 years and 14.2
years, respectively, as of December 31, 2019. During the year ended December 31, 2020, the Company acquired in-place lease intangible assets of $47.7 million, above-market lease intangible assets of $3.5 million and below-market lease intangible liabilities of $6.3 million. During the year ended December
 31, 2019, the Company acquired
in-place
lease intangible assets of $100.3 million, above-market lease intangible assets of $33.3 million and below-market lease intangible liabilities of $20.9 million.
Based on the balance of intangible assets and liabilities at December 31, 2020, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

December 31, 2020
2021	$32,658
2022	30,592
2023	28,936
2024	26,917
2025	23,503
Thereafter	103,481

Total future minimum amortization	$246,087

Direct Financing Leases
As of December 31, 2019, the Company held two properties under direct financing leases, which were held in use.
During the year ended
December 31, 2020, one of the properties was reclassified to an operating lease. For the remaining property held under direct financing lease, the property had
$3.6 million in scheduled minimum future payments to be received under its remaining non-cancellable
lease term as of December 31, 2020. The
Company evaluated the collectability of the amounts receivable under the direct financing lease and recorded a reserve for uncollectible amounts totaling $0.3 million in the first quarter of 2020, primarily as a result of the borrower’s credit rating being non-investment
grade and the initial term extending until 2027. The Company reversed $0.2 million of the reserve in the third quarter of 2020 as a result of improvement in the borrower’s credit and, as of December 31, 2020, there was a remaining reserve of $0.1 million against the net investment balance of $7.6 million.
Loans Receivable
As of December 31, 2019, the Company held two first-priority mortgage loans. The mortgage loans were secured by single-tenant commercial properties and had fixed interest rates over the term of the loans. There were two other

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

notes receivable as of December 31, 2019. One was secured by tenant assets and stock with a principal outstanding of $37 thousand, and the other was unsecured with a balance of $1.9 million as of December 31,
2019.
As of December 31, 2020, all of the Company’s loans receivable were
 fully paid off. The Company had evaluated the collectability of the amounts receivable under the loans receivable and recorded an allowance for loan losses of $0.3 million in the first quarter of 2020, primarily driven by the borrowers’ having investment grade credit ratings and maturities in 2020. The Company reversed $0.2 million of the reserve in the second quarter of 2020 due to the shorter time to maturity and no change in the borrower’s credit ratings. The remaining $0.1 million of the reserve was reversed during the third quarter of 2020 due to the repayment of the remaining loans.
During the years ended December 31, 2020 and 2019, the Company had the following loan activity (dollars in thousands):

	Mortgage Loans		Other Notes	Total
	Properties	Investment	Investment	Investment
Principal, December 31, 2018	52	$42,660	$2,082	$44,742
Principal payments and payoffs	(9)	(10,927)	(110)	(11,037)

Principal, December 31, 2019	43	31,733	1,972	33,705
Principal payments and payoffs	(43)	(31,733)	(1,972)	(33,705)

Principal, December 31, 2020	—	$—	$—	$—

Impairments and Allowance for Credit Losses
The following table summarizes total impairments and allowance for credit losses recognized in continuing and discontinued operations on the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Real estate asset impairment	$59,206	$24,130	$17,193
Intangible asset impairment (recovery)	22,118	(39)	492
Allowance for credit losses on direct financing leases	152	—	—
Reversal for credit losses on loans receivable	—	—	(17)

Total impairment loss	$81,476	$24,091	$17,668

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

NOTE 4. DEBT
The debt of the Company and the Operating Partnership are the same, except for the presentation of the Convertible Notes which were issued by the Company. Subsequently, an intercompany note between the Company and the Operating Partnership was executed with terms identical to those of the Convertible Notes. Therefore, in the consolidated balance sheet of the Operating Partnership, the amounts related to the Convertible Notes are reflected as notes payable to Spirit Realty Capital, Inc., net. The Company’s debt is summarized below (dollars in thousands):

	2020 Weighted Average Effective Interest Rates (1)	2020 Weighted Average Stated Rates (2)	2020 Weighted Average Remaining Years to Maturity (3)	December 31, 2020	December 31, 2019
Revolving credit facilities	5.12%	—	2.3	$—	$116,500
Term loans	2.57%	1.65%	1.3	178,000	—
Senior Unsecured Notes	3.80%	3.61%	8.2	1,950,000	1,500,000
CMBS	5.80%	5.47%	2.8	214,237	218,338
Convertible Notes	5.54%	3.75%	0.4	190,426	345,000

Total debt	4.05%	3.64%	6.7	2,532,663	2,179,838
Debt discount, net				(7,807)	(9,272)
Deferred financing costs, net (4)				(18,515)	(17,549)

Total debt, net				$2,506,341	$2,153,017

(1)
The effective interest rates include amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization
fees, where applicable, calculated for the year ended December 31, 2020 and based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of December 31, 2020.
(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of December 31, 2020.
(4)	The Company records deferred financing costs for its revolving credit facilities in deferred costs and other assets, net on its consolidated balance sheets.
Deferred financing costs and offering discount/premium incurred in connection with entering into debt agreements are amortized to interest expense over the initial term of the respective agreements. Both deferred financing costs and offering discount/premium are recorded net against the principal debt balance on the accompanying consolidated balance sheets, except for deferred costs related to revolving credit facilities, which are recorded in deferred costs and other assets, net.
Revolving Credit Facilities
On January 14, 2019, the Operating Partnership entered into the 2019 Revolving Credit and Term Loan Agreement, comprised of the 2019 Credit Facility and the
A-1
Term Loans, which replaced the 2015 Credit Facility and 2015 Term Loan, respectively. The 2019 Credit Facility is comprised of $800.0 million of aggregate revolving commitments with a maturity date of March 31, 2023 and includes two six-month
extensions that can be exercised at the Company’s option. The 2019 Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $400.0 million of revolving borrowing capacity, subject to satisfying certain requirements. Borrowings may be repaid, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. The 2019 Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors.
As of December 31, 2020, outstanding loans under the 2019 Credit Facility bore interest at
1-Month
LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20%
per annum, in each case, based on the Operating Partnership’s credit rating, which was upgraded to BBB by S&P in May 2019. Prior to the upgrade, outstanding loans bore interest at LIBOR plus an applicable margin of 1.10% per annum and the aggregate revolving commitments incurred a facility fee of 0.25% per annum.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The

unamortized deferred financing costs were $
2.6
 million as of December
31
,
2020
, compared to $
3.7
 million as of December
31
,
2019
. As of December
31
,
2020
, the full $
800.0
 million of borrowing capacity was available under the
2019
Credit Facility and there were
no
outstanding letters of credit. The Operating Partnership’s ability to borrow under the
2019
Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of December
31
,
2020
.
Term Loans
As discussed above, on January 14, 2019, the Operating Partnership entered into the 2019 Revolving Credit and Term Loan Agreement, which included the
A-1
Term Loans. The
A-1
Term Loans had an aggregate borrowing amount of $420.0 million, a maturity date of March 31, 2024 and an accordion feature for an additional $200.0 million of term loans, subject to satisfying certain requirements. In addition, on January 14, 2019, the Operating Partnership entered into the
A-2
Term Loans, with an aggregate of $400.0 million of delayed draw term loans, a maturity date of March 31, 2022 and an accordion feature for an additional $200.0 million of term loans, subject to satisfying certain requirements. The Company drew on the
A-2
Term Loans to retire the 2.875% Convertible Notes upon their maturity in May 2019.
The
A-1
Term Loans and
A-2
Term Loans bore interest at LIBOR plus an applicable margin of 1.00% per annum based on the Operating Partnership’s credit rating after the upgrade in May 2019. Prior to the upgrade, they bore interest at LIBOR plus an applicable margin of 1.25%. In addition, a ticking fee accrued on the unused portion of the
A-2
Term Loans at a rate of 0.20% until the earlier of July 12, 2019 or the termination of the commitments. On September 16, 2019, in connection with the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes described below, the Company repaid the
A-1
Term Loans and
A-2
Term Loans in full.
On
April 2, 2020
, the Operating Partnership entered into the 2020 Term Loan Agreement, which provided for $200.0 million of unsecured term loans with a maturity date of April 2, 2022. The 2020 Term Loan Agreement included an accordion feature, which the Operating Partnership fully exercised in the second quarter of 2020 to borrow an additional $200.0 million of term loans. As of December 31, 2020, the 2020 Term Loans bore interest at LIBOR plus an applicable margin of 1.50% per annum, based on the Operating Partnership’s credit rating. In connection with entering into the 2020 Term Loan Agreement, the Company incurred $2.5 million in deferred financing costs.
On August 6, 2020, the issuance of the 2031 Senior Unsecured Notes described below triggered a mandatory prepayment under the 2020 Term Loan Agreement. As such, the Company repaid $222.0 million of the 2020 Term Loans and wrote-off
$1.0 million of related unamortized deferred financing costs.
As of December 31, 2020, the remaining unamortized deferred financing costs were $0.7 million. The Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants in relation to the borrowings under the 2020 Term Loan Agreement, all of which the Company and the Operating Partnership were in compliance with as of December 31, 2020. On January 4, 2021, the Company repaid the 2020 Term Loans in full.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Senior Unsecured Notes
The Senior Unsecured Notes were issued by the Operating Partnership and guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Stated Interest Rate	December 31, 2020	December 31, 2019
2026 Senior Notes	September 15, 2026	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	3.20%	300,000	300,000
2029 Senior Notes	July 15, 2029	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	3.20%	450,000	—

Total Senior Unsecured Notes		3.61%	$1,950,000	$1,500,000

On June 27, 2019, the Operating Partnership issued $400.0 million aggregate principal amount of 2029 Senior Unsecured Notes, resulting in net proceeds of $395.9 million. In connection with the June 2019 offering, the Operating Partnership incurred $3.8 million in deferred financing costs and an offering discount of $0.3 million. On September 16, 2019, the Operating Partnership issued $300.0 million aggregate principal amount of 2027 Senior Unsecured Notes, resulting in net proceeds of $297.0 million, and $500.0 million aggregate principal amount of 2030 Senior Unsecured Notes, resulting in net proceeds of $494.2 million. In connection with the September 2019 offering, the Operating Partnership incurred $7.3 million in deferred financing costs and an offering discount of $1.5 million. On August 6, 2020, the Operating Partnership issued $450.0 million aggregate principal amount of 2031 Senior Notes, resulting in net proceeds of $441.3 million. In connection with the August 2020 offering, the Operating Partnership incurred $4.2 million in deferred financing costs and an offering discount of $4.5 million.
Interest on the Senior Unsecured Notes is payable on January 15 and July 15 of each year, except for the 2026 Senior Notes, for which interest is payable on March 15 and September 15 of each year, and the 2031 Senior Notes, for which interest is payable on February 15 and August 15 of each year. The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of:
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
As of December 31, 2020 and December 31, 2019, the unamortized deferred financing costs were $15.6 million and $12.9 million, respectively, and the unamortized discount was $7.0 million and $3.0 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of December 31, 2020.
CMBS
Indirect wholly-owned special purpose entity subsidiaries of the Company are borrowers under five fixed-rate non-recourse
loans, which have been securitized into CMBS and are secured by the borrowers’ respective leased properties and related assets. The stated interest rates as of December 31, 2020 for the loans ranged from 5.23% to 6.00%, with a weighted average stated rate of 5.47%. As of December 31, 2020, the non-defaulted
loans were secured by 88 properties. As of December 31, 2020 and 2019, the unamortized deferred financing costs associated with the CMBS loans were $1.9 million and $2.6 million, respectively, and the unamortized net premium was $0.2 million and $0.3 million, respectively.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

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
The 2021 Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Company’s common stock, or a combination thereof. The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding a current threshold of $0.73026 per share. As of December 31, 2020, the conversion rate was 17.4458 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the
Spin-Off,
in addition to the other regular dividends declared during the life of the 2021 Notes. Earlier conversion may be triggered if shares of the Company’s common stock trade higher than the established thresholds, if the 2021 Notes trade below established thresholds, or certain corporate events occur. During the year ended December 31, 2020, the Company repurchased $
154.6
 million of the 2021 Notes in cash.
Offering discount and deferred financing costs related to the 2019 Notes were fully amortized in May 2019. As of December 31, 2020 and 2019, the unamortized discount for the 2021 Notes was $1.0 million and $6.5 million, respectively, and the unamortized deferred financing costs were $0.3 million and $2.1 million, respectively. The equity component of the conversion feature was $55.1 million as of both December 31, 2020 and 2019 and is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.
Debt Extinguishment
During the year ended December 31, 2020, the Company extinguished a total of $222.0 million of indebtedness under the 2020 Term Loans, resulting in a loss on debt extinguishment of $1.0 million. Additionally, the Company extinguished a total of $154.6 million aggregate principal amount of the 2021 Convertible Notes, resulting in a loss on debt extinguishment of $6.2 million.
During the year ended December 31, 2019, the Company extinguished a total of $2.0 billion aggregate principal amount of indebtedness, comprised of the following:
•	repayment and termination of $820.0 million of the A-1 Term Loans and A-2 Term Loans, resulting in a loss on debt extinguishment of $5.3 million,
•	termination of the 2015 Credit Agreement and 2015 Term Loan Agreement, with $606.7 million of principal balance, resulting in loss on debt extinguishment of $0.7 million,
•	extinguishment upon maturity of the 2019 Notes of the $402.5 million principal balance,
•	retirement of the $165.5 million principal balance of the Master Trust 2013 notes, resulting in a loss on debt extinguishment of $15.0 million, and
•	extinguishment of $52.8 million principal amount of CMBS indebtedness, resulting in a net gain on debt extinguishment of $6.7 million.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Debt Maturities
As of December 31, 2020, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2021	$4,365	$190,426	$194,791
2022	4,617	178,000	182,617
2023	3,074	197,912	200,986
2024	590	—	590
2025	610	16	626
Thereafter	3,000	1,950,053	1,953,053

Total	$16,256	$2,516,407	$2,532,663

Interest Expense
The following table is a summary of the components of interest expense related to the Company’s borrowings (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest expense – revolving credit facilities (1)	$3,686	$5,201	$8,220
Interest expense – term loans	3,545	15,448	6,594
Interest expense – Senior Unsecured Notes	61,750	29,286	13,350
Interest expense – mortgages and notes payable	12,028	18,733	68,530
Interest expense – Convertible Notes (2)	10,728	17,245	24,509
Interest expense – interest rate swaps/other	—	972	—
Non-cash interest expense:
Amortization of deferred financing costs	5,278	6,289	9,306
Amortization of debt discount, net	4,343	7,028	13,560
Amortization of net losses related to interest rate swaps	2,807	858	—

Total interest expense	$104,165	$101,060	$144,069

(1)	Includes facility fees of approximately $1.6 million, $2.0 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

NOTE 5. STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
Issuance of Preferred Stock
On October 3, 2017, the Company completed an underwritten public offering of 6.9 million shares of 6.00%

Series A Preferred Stock. The Series A Preferred Stock pays cumulative cash dividends at the rate of
6.00
% per annum on their liquidation preference of $
25.00
per share (equivalent to $
0.375
per share on a quarterly basis and $
1.50
per share on an annual basis). Dividends are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on December 31, 2017. The Series A Preferred Stock trades on the NYSE under the symbol
“SRC-A.”

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The Company

may not redeem the Series A Preferred Stock prior to October 3, 2022, except in limited circumstances to preserve the Corporation’s status as a real estate investment trust, and pursuant to the special optional redemption provision described below. On and after October 3, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $
25.00
per share, plus any accrued and unpaid dividends up to but excluding the redemption date. In addition, upon the occurrence of a change of control, the Company may, at its option, exercise the special optional redemption provision and redeem the Series A Preferred Stock, in whole or in part within
120
days after the first date on which such change of control occurred, by paying $
25.00
per share, plus any accrued and unpaid dividends up to, but not including, the date of redemption.
The preferred stock offering resulted in the Operating Partnership concurrently issuing 6.9 million Series A Preferred Units (“Limited Partner Series A Preferred Units”) that have substantially the same terms as the Series A Preferred Stock.

Issuance of Common Stock
In May 2019, the Company entered into forward sale agreements in connection with an offering of 11.5 million shares of common stock at an initial gross offering price of $41.00 per share, before underwriting discounts and offering expenses. The forward purchasers borrowed and sold an aggregate of 11.5 million shares of common stock in the offering. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. All 11.5 million of these shares were settled during 2019, generating gross proceeds of $471.5 million.
In June 2020, the Company entered into forward sale agreements in connection with an offering of 9.2 million shares of common stock at an initial public offering price of $37.35 per share, before underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. All 9.2 million of these shares were settled during 2020, generating net proceeds of $319.1 million.
ATM Program
In November 2016, the Board of Directors approved a $500.0 million ATM Program and the Corporation terminated its prior program. The agreement provided for the offer and sale of shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million through the agents, as its sales agents or, if applicable, as forward sellers for forward purchasers, or directly to the agents acting as principals. The Company could
sell shares in amounts and at times to be determined by the Company, but had no obligation to sell any of the shares in the 2016 ATM Program. Since inception of the 2016 ATM Program through its termination in November 2020,
8.8 million shares of the Company’s common stock had been sold, of which 3.6 million were sold during the year ended December 31, 2020. Of the total shares sold since inception, 7.0 million were through forward sales agreements, including all 3.6 million shares sold during the year ended December 31, 2020. During the year ended December 31, 2020, 2.9 million of the shares were physically settled, generating net proceeds of $109.2 million. There were 0.6 million shares remaining under open forward sales agreements as of
December  31, 2020, with a weighted average forward settlement price of $36.17 per share and a final settlement date of September 8, 2021.
In November 2020, the Board of Directors approved a new $500.0 million ATM Program, and the Corporation terminated its 2016 ATM
program. Since inception of the
2020
ATM Program through December 31, 2020, 3.5
million
shares of the Company’s common stock have been sold. All
3.5
 million
of these shares remained under open forward sale agreements as of December 31, 2020, with a weighted average forward settlement price of $37.02 per share. The final settlement date for 1.4 million of the shares is November 9, 2021 and the final settlement date for the remainder is December 2, 2021. Approximately
$369.7 million remained available under the program as of December 31, 2020.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020
Stock Repurchase Programs
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
On May 1, 2018, the Company’s Board of Directors approved a
 new
stock repurchase program, which authorized the Company to repurchase up to $250.0 million of the Company’s common stock. These purchases could be made in the open market or through private transactions from time to time over the
18-month
time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. No shares of the Company’s common stock were repurchased under the program, and the full $250.0 million in gross repurchase capacity expired unused on
November 1, 2019.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020
Dividends Declared
In fiscal years 2020 and 2019, the Company’s Board of Directors declared the following preferred and common stock dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in Thousands)
2020
Preferred Stock
February 27, 2020	$0.3750	March 13, 2020	$2,588	March 31, 2020
May 22, 2020	0.3750	June 15, 2020	2,588	June 30, 2020
August 25, 2020	0.3750	September 15, 2020	2,587	September 30, 2020
November 13, 2020	0.3750	December 15, 2020	2,587	December 31, 2020

Total Preferred Dividend	$1.5000		$10,350
Common Stock
February 27, 2020	0.6250	March 31, 2020	$64,338	April 15, 2020
May 22, 2020	0.6250	June 30, 2020	64,402	July 15, 2020
August 25, 2020	0.6250	September 30, 2020	66,171	October 15, 2020
November 13, 2020	0.6250	December 31, 2020	71,748	January 15, 2021

Total Common Dividend	$2.5000		$266,659

2019
Preferred Stock
February 28, 2019	$0.3750	March 15, 2019	$2,588	March 29, 2019
May 30, 2019	0.3750	June 14, 2019	2,588	June 28, 2019
August 13, 2019	0.3750	September 13, 2019	2,587	September 30, 2019
November 8, 2019	0.3750	December 13, 2019	2,587	December 31, 2019

Total Preferred Dividend	$1.5000		$10,350
Common Stock
February 28, 2019	0.6250	March 29, 2019	$54,254	April 15, 2019
May 30, 2019	0.6250	June 28, 2019	56,318	July 15, 2019
August 13, 2019	0.6250	September 30, 2019	62,322	October 15, 2019
November 8, 2019	0.6250	December 31, 2019	64,049	January 15, 2020

Total Common Dividend	$2.5000		$236,943
The common stock dividends
declared in December 2020 were paid in January 2021, and are included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
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

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

under

a master lease. The Company and Haggen restructured the master lease in an initial settlement agreement with approved claims of $
21.0
 million. In
2016
, the Company entered into an additional settlement agreement with Haggen and Albertsons, LLC for $
3.4
million and $
3.0
 million, respectively. Prior to
2018
, the Company collected $
5.5
 million of the total claims from both settlement agreements. In
December 2018
, the Company received final settlement proceeds of $
19.7
 million and no other claims related to the Haggen Settlement remain outstanding. $
0.6
 million of the proceeds relieved accruals related to Haggen, and the remaining $
19.1
 million of proceeds is reflected in other income on the accompanying consolidated statement of operations for the year ended December
31
,
2018
.
As of December 31, 2020, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
As of December 31, 2020, the Company had commitments totaling $60.6 million, of which $48.0 million relates to future acquisitions, with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence.
$60.4 million of these
commitments are expected to be funded during fiscal year 2021.
In addition, the Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of both December 31, 2020 and December 31, 2019.
The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of December 31, 2020, no accruals have been made.
The Company leases its current corporate office space, which is classified as an operating lease. The corporate office lease contains a variable lease cost related to the lease of parking spaces and a non-lease
component related to the reimbursement of certain common area maintenance expenses, both of which are recognized as incurred. The Company elected to use the components expedient for all lessee operating leases, which permits the Company to not separate non-lease
components from lease components if timing and pattern of transfer is the same. As such, total rental expense, including variable rent, for the corporate office space amounted to $1.5 million, $1.6 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in general and administrative expense. The Company’s lease of its corporate office space has an initial term that expires on January 31, 2027 and is renewable at the Company’s option for two additional periods of five years each after the initial term.
The Company is also a lessee under long-term,
non-cancellable
ground leases under which it is obligated to pay monthly rent. There were four ground leases as of December 31, 2020 and 2019, respectively. Total rental expense included in property costs, including discontinued operations, amounted to $0.3 million, $0.3 million and $0.9 million for each of the years ended December 31, 2020, 2019 and 2018, respectively. For all ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 6.8 years.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The Company’s minimum aggregate rental commitments under all non-cancellable
operating leases as of December 31, 2020 are as follows (in thousands):

	Ground Leases	Office Lease	Total
2021	$277	$1,024	$1,301
2022	193	1,040	1,233
2023	169	1,055	1,224
2024	169	1,070	1,239
2025	151	1,086	1,237
Thereafter	391	1,193	1,584

Total	1,350	6,468	7,818
Less: imputed interest	(272)	(1,249)	(1,521)

Total operating lease liabilities	$1,078	$5,219	$6,297

Imputed interest was calculated using a weighted-average discount rate of 4.25%. The discount rate is based on our estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including the Company’s credit rating and REIT industry performance. The evaluation of the Company’s right-of-use
lease asset associated with the corporate office included the unamortized portion of a $1.7 million cash lease incentive paid at inception of the lease. As of December 31, 2020 and 2019, the Company had a right-of-use
lease asset balance of $4.6 million and $5.4 million, respectively, which are included in deferred costs and other assets, net and an operating lease liability balance of $6.3 million and $7.4 million, respectively, which are included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheet
s
.
NOTE 7. DERIVATIVE AND HEDGING ACTIVITIES
The Company may use interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in AOCL and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash
investing and financing activities in the consolidated statement of cash flows. Amounts will subsequently be reclassified to earnings when the hedged item affects earnings. The Company does not enter into derivative contracts for speculative or trading purposes. The Company does not have netting arrangements related to its derivatives.
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
In December 2018, the Company entered into interest rate swap agreements. In the third quarter of 2019, the Company terminated its interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to termination of interest rate swaps on the consolidated statement of operations as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and will be amortized over the remaining initial term of the interest rate swaps, which ends March 31, 2024. As of December 31, 2020, the unamortized portion of loss in AOCL related to terminated interest rate swaps was $8.7 million.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The following table provides information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately (in thousands):

	Year Ended December 31,
	2020	2019	2018
Gross amount of loss recognized in AOCL on derivatives	$—	$(18,593)	$(7,159)
Amount of loss reclassified from AOCL to termination of interest rate swaps	—	12,461	—
Amount of loss reclassified from AOCL to interest (1)	2,807	1,830	—

Net reclassification of amounts from (to) AOCL	$2,807	$(4,302)	$(7,159)

(1)	Interest expense was $104.2 million, $101.1 million and $144.1 million for the years ended 2020, 2019, and 2018, respectively.
During the next 12 months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt.
NOTE 8. FAIR VALUE MEASUREMENTS
Fair Value Measurements
The fair value measurement framework specifies a hierarchy of valuation inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable:

•	Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. These types of inputs include the Company’s own assumptions.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Nonrecurring Fair Value Measurements
Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. Real estate assets and their related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant
,
tenant bankruptcy or delinquency, and leases expiring in
60
days or less. The fair values of real estate and intangible assets were determined using the following information, depending on availability, in order of preference: signed purchase and sale agreements (“PSA”) or letters of intent (“LOI”); broker opinion of value (“BOV”); recently quoted bid or ask prices, or market prices for comparable properties; estimates of discounted cash flows, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, expenses based upon market conditions and capitalization rates; and expectations for the use of the real estate. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of their respective measurement dates (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at December 31, 2020
Impaired at March 31, 2020	$36,491	$—	$—	$36,491
Impaired at June 30, 2020	$8,055	$—	$—	$8,055
Impaired at September 30, 2020	$10,027	$—	$—	$10,027
Impaired at December 31, 2020	$14,259	$—	$—	$14,259
Assets held at December 31, 2019
Impaired at June 30, 2019	$1,893	$—	$—	$1,893
Impaired at September 30, 2019	$1,093	$—	$—	$1,093
Impaired at December 31, 2019	$11,594	$—	$—	$11,594

As of

December 31, 2020, the Company held
23
properties that were impaired during 2020. As of December 31, 2019, the Company held
16
properties that were impaired during 2019. For
one
of the properties held at December 31, 2020, the Company estimated fair value using a capitalization rate of
10.06
% based on comparative capitalization rates from market competitors. For one
of the properties held at December 31, 2019, the Company estimated fair value using a capitalization rate of
9.62
% based on comparative capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs and, for the properties valued using comparable properties during 2020, the price per square foot includes a discount of
0
-
10
%
to account for the market impact of
COVID-19.
The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
December 31, 2020
PSA, LOI or BOV	Retail	11	$16.67 - $338.98	$43.32	577,945
Comparable Properties	Retail	10	$4.35 - $282.08	$57.62	431,563
Comparable Properties	Office	1	$79.80 - $103.79	$89.25	28,804

December 31, 2019
PSA, LOI or BOV	Retail	10	$ 24.78 - $ 323.00	$50.71	165,773
PSA, LOI or BOV	Office	1	$ 99.37	$99.37	4,310
Comparable Properties	Retail	4	$ 34.45 - $ 740.74	$104.84	35,885

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

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
In addition, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at measurement date. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities. The estimated fair values of these financial instruments have been derived either based on (i) market quotes for identical or similar instruments in markets that are not active or (ii) discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. These measurements are classified as Level 2 of the fair value hierarchy. The following table discloses fair value information for these financial instruments (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$—	$—	$34,465	$35,279
2019 Credit Facility	—	—	116,500	119,802
2020 Term Loans, net (1)	177,309	177,884	—	—
Senior Unsecured Notes , net (1)	1,927,348	2,122,409	1,484,066	1,543,919
Mortgages and notes payable, net (1)	212,582	226,240	216,049	235,253
Convertible Notes, net (1)	189,102	194,124	336,402	356,602

(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
NOTE 9. INCENTIVE AWARD PLAN AND EMPLOYEE BENEFIT PLAN
Amended Incentive Award Plan
Under the Amended Incentive Award Plan, the Company may grant equity incentive awards to eligible employees, directors and other service providers. Awards under the Amended Incentive Award Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, market-based awards, Operating Partnership units and other incentive awards. If an award under the Amended Incentive Award Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Amended Incentive Award Plan. As of December 31, 2020, 2.3 million shares remained available for award under the Amended Incentive Award Plan.
Shares of common stock have been granted pursuant to the Amended Incentive Award Plan and, during the periods presented, portions of these awards vested. The vesting of these shares resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender
117.5 thousand, 58 thousand and 58 thousand shares of
common stock during the years ended December 31, 2020, 2019 and 2018, respectively, valued at $4.4 million, $2.5 million and $2.4 million, respectively, solely to pay the associated statutory tax withholdings, which do not exceed the maximum statutory rate. Common shares repurchased are considered retired under Maryland law, and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets. The Company has made an accounting policy election to recognize stock-based compensation forfeitures as they occur.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Restricted Shares of Common Stock
Restricted share awards have been granted to certain employees, including executive officers, and members of the Board of Directors. The requisite service period for the awards is generally three years for employees and one year for members of the Board of Directors. The following table summarizes restricted share activity under the Amended Incentive Award Plan:

	2020		2019		2018
	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)
Outstanding non-vested shares, beginning of year	321,627	$40.66	346,181	$45.48	286,917	$53.00
Shares granted	148,045	46.42	172,818	38.41	207,253	39.43
Shares vested	(182,653)	42.04	(193,373)	47.33	(137,292)	52.11
Shares forfeited	(7,107)	45.77	(3,999)	38.40	(10,697)	45.02

Outstanding non-vested shares, end of year	279,912	$42.67	321,627	$40.66	346,181	$45.48

(1)	Based on grant date fair values.
The Company recorded $6.9 million in deferred stock-based compensation associated with restricted shares granted during the year ended December 31, 2020. The fair value of the restricted stock grants was determined based on the Company’s closing stock price on the date of grant. During the year ended December 31, 2020, restricted shares with an aggregate fair value of $7.8 million vested. The fair value of the vesting was determined based on the Company’s closing stock price on the date of vest. Outstanding non-vested
awards as of December 31, 2020 have a remaining weighted average recognition period of 0.7 years.
In connection with the
Spin-Off
on May 31, 2018, holders of unvested restricted shares of Spirit common stock received unrestricted shares of SMTA common stock on a pro rata basis of one share of SMTA common stock for every ten shares of Spirit common stock. The distribution of unrestricted SMTA shares is considered an award modification that did not result in incremental fair value and, therefore, incremental compensation expense was not recognized. However, since the vesting period of the unrestricted SMTA shares was accelerated, $1.4 million of unrecognized stock-based compensation expense was accelerated and is reflected within general and administrative expenses for the year ended December 31, 2018.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Market-Based Awards
M
arket-based awards have been granted to executive officers upon approval from the Board of Directors or committee thereof. These awards are granted at a target number of units and represent shares that are potentially issuable in the future. The market-based share awards vest based on the Company’s stock price, dividend
performance,
 and
TSR at the end of their respective performance periods relative to a group of industry peers. The performance periods generally begin on January 1st of the year of grant and end after three years on December 31st. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted multiplied by a percentage range between 0% and 300
%. The following table summarizes market-based award activity under the Amended Incentive Award Plan:

	2020		2019		2018
	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)
Outstanding non-vested awards, beginning of year	319,731	$49.49	266,801	$51.19	168,694	$62.25
Grants at target	87,746	67.30	96,543	50.95	100,899	51.98
Earned above performance target	83,259	54.57	—	—	—	—
Vested (1)	(268,694)	54.57	(30,597)	69.54	(27,267)	70.24
Forfeited	—	—	(8,662)	72.24	(2,168)	80.32
Incremental Shares (2)	(20,574)	N/A	(4,354)	N/A	26,643	N/A

Outstanding non-vested awards, end of year	201,468	$58.12	319,731	$49.49	266,801	$51.19

(1)
The number of shares that vested in 2018 includes 27,267 shares released at target in connection with qualifying terminations. Dividend rights of $0.1 million associated with these terminations were paid in cash during 2018.

(2)
In 2018, in connection with the
Spin-Off
and in accordance with the rights granted per the Amended Incentive Award Plan, the Board of Directors made an equitable adjustment for all market-based awards
outstanding, resulting in incremental shares. During the years ended December 31, 2020 and 2019, 20.6 thousand and 3.4 thousand, respectively, of these incremental shares were earned. 1 thousand of the incremental shares expired unearned during the year ended December 31, 2019.
Because the fair value of the outstanding market-based awards the day prior to and the day after the Spin-Off did not materially change, there was no change to unrecognized compensation expense and no incremental compensation expense related to the incremental shares.

Grant
date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. For market-based awards granted in 2020, significant inputs for the calculation were expected volatility of the Company of

25.2% and expected volatility of the Company’s peers, ranging from 18.1% to 27.3%, with an average volatility of 21.7%
and a risk-free interest rate of 1.07%.
The projected shares to be awarded are not considered issued under the Amended Incentive Award Plan until the performance period has ended and the actual number of shares to be released is determined. The market-based shares and dividend rights are subject to forfeiture in the event of a non-qualifying
termination of a participant prior to the performance period end date. During the year ended December 31, 2020, market-based awards with an aggregate fair value of $9.6 million vested. The fair value of the vesting was determined based on the Company’s closing stock price on the date of vest. Outstanding non-vested
awards as of December 31, 2020 have a remaining weighted average recognition period of 1.7 years and would have resulted in 0.3 million shares released based on the Corporation’s TSR relative to the specified peer groups through that date.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

In addition, final shares issued under each market-based share award entitle its holder to a cash payment equal to the aggregate dividends declared with record dates during the performance period, beginning on the grant date and ending the day before the awards are released.

Approximately $
2.3
 million and $
2.7
 million in dividend rights have been accrued as of December
31
,
2020
and
2019
, respectively.
Stock-based Compensation Expense
For the years ended December 31, 2020, 2019 and 2018, the Company recognized $12.6 million, $14.3 million and $15.1 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each applicable award. As of
December 31, 2020, the remaining unamortized stock-based compensation expense totaled $12.3 million, comprised of $6.4 million related to restricted stock awards and $5.9 million related to market-based awards. As of December 31, 2019, the remaining unamortized stock-based compensation expense totaled $12.6 million, including $6.6 million related to restricted stock awards and $6.0 million related to market-based awards.
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

1
02

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share and unit computed using the two-class
method
(
dollars in thousands
):

	Years Ended December 31,
	2020	2019	2018
Basic and diluted income:
Income from continuing operations	$26,708	$175,266	$148,491
Less: dividends paid to preferred stockholders	(10,350)	(10,350)	(10,352)
Less: dividends attributable to unvested restricted stock	(728)	(915)	(1,149)

Income used in basic and diluted income per common share from continuing operations	15,630	164,001	136,990
Loss used in basic and diluted income per share from discontinued operations	—	—	(16,439)

Net income attributable to common stockholders used in basic and diluted income per share	$15,630	$164,001	$120,551

Weighted average shares of common stock outstanding	104,656,242	91,005,932	86,682,015
Less: unvested weighted average shares of restricted stock	(298,582)	(384,124)	(360,747)

Basic weighted average shares of common stock outstanding	104,357,660	90,621,808	86,321,268

Net income per share attributable to common stockholders - basic
Continuing operations	$0.15	$1.81	$1.59
Discontinued operations	—	—	(0.19)

Net income per share attributable to common stockholders - basic	$0.15	$1.81	$1.40

Dilutive shares related to unvested market-based awards	175,952	247,504	155,181

Dilutive shares related to unsettled forward equity contracts	1,772	—	—
Diluted weighted average shares of common stock outstanding (1)	104,535,384	90,869,312	86,476,449

Net income per share attributable to common stockholders - diluted
Continuing operations	$0.15	$1.81	$1.58
Discontinued operations	—	—	(0.19)

Net income per share attributable to common stockholders - diluted	$0.15	$1.81	$1.39

Potentially dilutive shares related to unvested restricted stock awards	62,448	166,625	89,230

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

The Corporation intends to satisfy its exchange obligation for the principal amount of the 2021 Convertible Notes to the note holders entirely in cash; therefore, the
“if-converted”
method does not apply and the treasury stock method is being used. For the year ended December 31, 2020, the Corporation’s average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread of the 2021
Convertible Notes.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

NOTE 11. RELATED PARTY TRANSACTIONS
Cost Sharing Arrangements
In conjunction with the
Spin-Off,
the Company and SMTA entered into certain agreements, including the Separation and Distribution Agreement, Tax Matters Agreement, Registration Rights Agreement and Insurance Sharing Agreement. These agreements provided a framework for the relationship between the Company and SMTA after the
Spin-Off,
by which Spirit could incur certain expenses on behalf of SMTA that had to be reimbursed in a timely manner. These agreements, except for the Tax Matters Agreement, were terminated in conjunction with the termination of the Asset Management Agreement. The Tax Matters Agreement was terminated in conjunction with the termination of the Interim Management Agreement.
Asset Management Agreement and Interim Management Agreement
In conjunction with the
Spin-Off,
the Company entered into the Asset Management Agreement pursuant to which the Operating Partnership provided various management services to SMTA. On June 2, 2019, concurrently with SMTA’s entry into an agreement to sell Master Trust 2014, the Company entered into a termination agreement of the Asset Management Agreement, which became effective on September 20, 2019, pursuant to which SMTA paid the Company a termination fee of $48.2 million. On June 2, 2019, the Company and SMTA also entered into an Interim Management Agreement, which became effective September 20, 2019 and was subsequently terminated effective September 4, 2020. Asset management fees of $0.7 million, $14.7 million, $11.7 million were earned during the years ended December 31, 2020, 2019, and 2018, respectively, and are included in related party fee income in the consolidated statements of operations. Also, under the terms of the Asset Management Agreement, the Company recognized related party fee income of $0.9 million, which was fully offset by general and administrative expense, for other compensation awarded by SMTA to an employee of Spirit for the year ended December 31, 2019.
Property Management and Servicing Agreement
Prior to September 20, 2019, the Operating Partnership provided property management services and special services for Master Trust 2014. Property management fees of $4.2 million and special servicing fees of $1.2 million were earned for the year ended December 31, 2019. Property management fees of $3.7 million and special services fees of $0.5 million were earned for the year ended December 31, 2018. These fees are included in related party fee income in the consolidated statements of operations. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the notes were retired and the Property Management and Servicing Agreement was terminated.
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
Related Party Notes Receivable
The Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series
2017-1
notes as required by the risk retention rules issued under 17 CFR Part 246. The notes generated interest income of $1.1 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively, which is included in interest income on loans receivable in the consolidated statements of operations. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the Master Trust 2014 notes were redeemed, resulting in the Company receiving the full outstanding principal balance of $33.5 million, plus an early repayment premium of $0.9 million.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

Investments in SMTA
In conjunction with the
Spin-Off,
SMTA issued to the Operating Partnership and one of its affiliates, both wholly-owned subsidiaries of Spirit, a total of 6.0 million shares of Series A preferred stock with an aggregate liquidation preference of $150.0 million (the “SMTA Preferred Stock”). The SMTA Preferred Stock paid cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share. Spirit recognized $10.8 million and $8.8 million in dividends during the years ended December 31, 2019 and 2018, respectively, that are reflected as preferred dividend income from SMTA in the consolidated statements of operations. On September 20, 2019, in conjunction with SMTA’s sale of Master Trust 2014, the SMTA Preferred Stock was repurchased by SMTA.
NOTE 12. DISCONTINUED OPERATIONS
On May 31, 2018, the Company completed the
Spin-Off
of SMTA by means of a pro rata share distribution. The Company determined that the
Spin-Off
represented a strategic shift that had a major effect on the Company’s results and, therefore, SMTA’s operations qualified as discontinued operations. Accordingly, the operations of SMTA prior to the
Spin-Off
have been classified as a loss from discontinued operations on the consolidated statements of operations for the year ended December 31, 2018. The consolidated statements of cash flows and all other notes herein include the results of both continuing operations and discontinued operations, as applicable.
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
December 31, 2020

The table below provides information about income and expenses related to the Company’s discontinued operations reported in its consolidated statements of operations:

(in thousands)	Year Ended December 31, 2018

Revenues:
Rental income	$100,672
Interest income on loans receivable	1,495
Other income	776

Total revenues	102,943
Expenses:
General and administrative	264
Transaction costs	21,391
Property costs (including reimbursable)	3,711
Deal pursuit costs	339
Interest	46,521
Depreciation and amortization	35,461
Impairments	10,943

Total expenses	118,630

Other loss:
Loss on debt extinguishment	(363)
Loss on disposition of assets	(274)

Total other loss	(637)

Loss from discontinued operations before income tax expense	(16,324)
Income tax expense	(115)

Loss from discontinued operations	$(16,439)

There were no discontinued operations included in the consolidated statement of operations for the years ended December 31, 2020 and 2019 or for the balance sheets presented herein as of December 31, 2020 and 2019.
The table below provides information about operating and investing cash flows related to the Company’s discontinued operations reported in its consolidated statements of cash flows:

Year Ended December 31,
(in thousands)	2018
Net cash provided by operating activities	$35,163
Net cash used in investing activities	(31,544)
Continuing Involvement
From the
Spin-Off
through September 4, 2020, the Company had continuing involvement with SMTA through related party agreements. See Note 11 for further detail. The Company had cash inflows from SMTA of $1.1 million and cash outflows to SMTA of $1.4 million for the year ended December 31, 2020. The Company had cash inflows from SMTA of $273.0 million and cash outflows to SMTA of $49.9 million for the year ended December 31, 2019. The Company had cash inflows from SMTA of $24.1 million and cash outflows to SMTA of $49.8 million for the year
ended December 31, 2018.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

NOTE 13. INCOME TAXES
The Company’s total income tax expense was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
State income tax	$128	$1,327	$785
Federal income tax	145	10,174	122

Total income tax expense	$273	$11,501	$907

The Operating Partnership is a partnership for federal income tax purposes. Partnerships are pass-through entities and are not subject to U.S. federal income taxes, and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Although most states and cities where the Operating Partnership operates follow the U.S. federal income tax treatment, there are certain jurisdictions such as Texas, Tennessee and Ohio that impose income or franchise taxes on a partnership. The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities, which are recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets, were immaterial at December 31, 2020, 2019 and 2018.
The Operating Partnership transferred its rights and obligations under the Asset Management Agreement to SRAM, a wholly-owned taxable REIT subsidiary of Spirit, on April 1, 2019. This agreement was subsequently terminated and simultaneously replaced by the Interim Management Agreement between SRAM and SMTA, effective from September 20, 2019 through September 4, 2020. Accordingly, all asset management fees earned from April 1, 2019 through September 4, 2020, including the termination fee income earned in September 2019, were subject to income tax.
The Operating Partnership allocated personnel and other general and administrative costs to SRAM for management services provided to SMTA, including services provided in connection with SMTA’s sale of Master Trust 2014 on September 20, 2019. The federal income tax related to SRAM for the year ended December 31, 2019 was $10.2 million and the state income tax for the year ended December 31, 2019 was $0.7 million. Income tax expense for SRAM attributable to income before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to income before income taxes. The difference between the statutory rate and reported amount for SRAM is caused by non-deductible
executive compensation expenses totaling $0.6 million and the impact of state income taxes, net of federal income tax benefit, totaling $0.6 million.
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
gain tax were sold during 2020 or 2019.
The Corporation has federal net operating loss carry-forwards for income tax purposes totaling $66.1 million for each of the years ended December 31, 2020, 2019 and 2018. These losses, which begin to expire in 2027 through 2034, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations. The Corporation intends to make annual distributions at least equal to its taxable income and thus does not expect to utilize its net operating loss carryforwards in the foreseeable future.
The Company files federal, state and local income tax returns. All federal tax returns for years prior to 2017 are no longer subject to examination. Additionally, state tax returns for years prior to 2016 are generally no longer subject to examination. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties at December 31, 2020, 2019 and 2018. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020
For the years ended December 31, 2020, 2019 and 2018, common stock dividends paid were characterized for tax as follows (per share):

	Years Ended December 31,
	2020	2019	2018 (1)
Ordinary income	$ 1.80	$ 1.94	$ 2.63
Return of capital	0.70	0.05	0.22
Capital gain	—	0.51	5.16

Total	$ 2.50	$ 2.50	$ 8.01

(1)	Includes stock distribution related to the Spin-Off of SMTA of $4.68 per share.
NOTE 14. CONSOLIDATED QUARTERLY FINANCIAL DATA
The following table sets forth certain unaudited consolidated financial information for each of the four quarters included in the years ended December 31, 2020 and 2019 (in thousands, except share and per share data):

2020	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$122,720	$118,524	$113,741	$128,632	$483,617
Depreciation and amortization	(52,236)	(53,160)	(52,170)	(55,054)	(212,620)
Interest	(25,359)	(26,095)	(26,404)	(26,307)	(104,165)
Other expenses	(61,360)	(40,340)	(24,880)	(30,473)	(157,053)
( Loss ) gain on debt extinguishment	—	—	(7,252)	25	(7,227)
Gain on disposition of assets	388	658	10,763	12,347	24,156

Net (loss) income	(15,847)	(413)	13,798	29,170	26,708

Dividends paid to preferred stockholders	(2,588)	(2,588)	(2,587)	(2,587)	(10,350)

Net (loss) income attributable to common stockholders and partners	$(18,435)	$(3,001)	$11,211	$26,583	$16,358

Net (loss) income per share attributable to common stockholders and partners - basic	$(0.18)	$(0.03)	$0.11	$0.24	$0.15
Net (loss) income per share attributable to common stockholders and partners - diluted	$(0.18)	$(0.03)	$0.11	$0.24	$0.15
Dividends declared per common share and partnership unit	$0.6250	$0.6250	$0.6250	$0.6250	$2.500

SPIRIT REALTY CAPITAL, INC. and SPIRIT REALTY, L.P.
Notes to Consolidated Financial Statements - (continued)
December 31, 2020

2019	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$112,593	$115,745	$166,947	$121,142	$516,427
Depreciation and amortization	(41,349)	(41,342)	(43,907)	(48,867)	(175,465)
Interest	(26,611)	(25,176)	(24,675)	(24,598)	(101,060)
Other expenses	(22,318)	(22,340)	(47,047)	(28,253)	(119,958)
Gain (loss) on debt extinguishment	8,783	(14,676)	(5,580)	(2,857)	(14,330)
Gain (loss) on disposition of assets	8,730	29,776	32,254	(11,910)	58,850
Preferred dividend income from SMTA	3,750	3,750	3,302	—	10,802

Net income	43,578	45,737	81,294	4,657	175,266

Dividends paid to preferred stockholders	(2,588)	(2,588)	(2,587)	(2,587)	(10,350)

Net income attributable to common stockholders and partners	$40,990	$43,149	$78,707	$2,070	$164,916

Net income per share attributable to common stockholders and partners - basic	$0.48	$0.49	$0.87	$0.02	$1.81
Net income per share attributable to common stockholders and partners - diluted	$0.48	$0.49	$0.87	$0.02	$1.81
Dividends declared per common share and partnership unit	$0.6250	$0.6250	$0.6250	$0.6250	$2.500

PART III
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
SPIRIT REALTY CAPITAL, INC.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2020 of the design and operation of Spirit Realty Capital, Inc.’s disclosure controls and procedures as defined in Rule
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2020, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty Capital, Inc. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty Capital, Inc.’s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, internal control over financial reporting was effective at the reasonable assurance level.
Ernst & Young LLP, Spirit Realty Capital, Inc.’s independent registered public accounting firm, audited Spirit Realty Capital, Inc.’s financial statements included in this Annual Report on Form
10-K
and has issued an attestation report on Spirit Realty Capital, Inc.’s effectiveness of internal control over financial reporting, which appears in this Annual Report on Form
10-K.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty Capital, Inc.’s internal control over financial reporting (as defined in Rule
13a-15(e)
and
15d-15(e)
under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.’s internal control over financial reporting.
SPIRIT REALTY, L.P.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of Spirit Realty, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2020 of the design and operation of Spirit Realty, L.P.’s disclosure controls and procedures as defined in Rule
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2020, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty, L.P. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013

Integrated Framework to assess the effectiveness of Spirit Realty, L.P.’s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, internal control over financial reporting was effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes to Spirit Realty, L.P.’s internal control over financial reporting (as defined in Rule
13a-15(e)
and
15d-15(e)
under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Spirit Realty, L.P.’s internal control over financial reporting.
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
None.
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) and (2)
Financial Statements and Schedules
. The following documents are filed as a part of this report (see Item 8):
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2020 and 2019.
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.
Notes to Consolidated Financial Statements.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2020.
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2020.
All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and the notes thereto.

(b)	Exhibits .

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Spirit Realty Capital, Inc., Spirit Realty, L.P., Cole Credit Property Trust II, Inc., and Cole Operating Partnership II, LP, dated January 22, 2013, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on January 24, 2013 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger by and among Spirit Realty Capital, Inc., Spirit Realty, L.P., Cole Credit Property Trust II, Inc., and Cole Operating Partnership II, LP, dated May 8, 2013, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 9, 2013 and incorporated herein by reference.

2.3	Articles of Merger by and between Spirit Realty Capital, Inc. and Spirit Realty Capital, Inc. and the Amended and Restated Charter of Spirit Realty Capital, Inc. attached thereto as Exhibit A filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

2.4	Separation and Distribution Agreement by and between Spirit Realty Capital, Inc. and Spirit MTA REIT, dated May 21, 2018, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on May 24, 2018 and incorporated herein by reference.

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Articles Supplementary of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

3.4	Fifth Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Form 8-K on August 15, 2017 and incorporated herein by reference.

3.5	Second Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. filed as Exhibit 3.1 to the Operating Partnership’s Form 8-K on October 3, 2017 and incorporated herein by reference.

3.6	Articles Supplementary designating Spirit Realty Capital, Inc.’s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.4 to the Company’s Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

3.7	Certificate of Limited Partnership of Spirit Realty, L.P. dated September 25, 2012, filed as Exhibit 4.5 to the Company’s Form S-4 on March 20, 2017 and incorporated herein by reference.

3.8	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Form 8-K on April 29, 2019 and incorporated herein by reference.

4.1	Form of Certificate for Common Stock of Spirit Realty Capital, Inc. filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4/A on March 29, 2013 and incorporated herein by reference.

4.2	Form of Certificate for Spirit Realty Capital, Inc.’s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.6 to the Company’s Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

4.3	Indenture between the Spirit Realty Capital, Inc. and Wilmington Trust, National Association, dated May 20, 2014, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2014 and incorporated herein by reference.

4.4	Second Supplemental Indenture by and between Spirit Realty Capital, Inc. and Wilmington Trust, National Association (including the form of 3.75% Convertible Senior Note due 2021), dated May 20, 2014, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on May 20, 2014 and incorporated herein by reference.

4.5	Indenture among Spirit Realty, L.P. and U.S. Bank, National Association, dated as of August 18, 2016, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on August 19, 2016 and incorporated herein by reference.

Exhibit No.	Description

4.6	First Supplemental Indenture among Spirit Realty, L.P., Spirit Realty Capital, Inc. and U.S. Bank, National Association, including the form of the Notes and the guarantee, dated as of August 18, 2016, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on August 19, 2016 and incorporated herein by reference.

4.7	Second Supplemental Indenture among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, including the form of the Notes and the guarantee, dated as of June 27, 2019, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on June 27, 2019 and incorporated herein by reference.

4.8	Third Supplemental Indenture among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, dated as of September 16, 2019, including the form of the Notes and the guarantee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 16, 2019 and incorporated herein by reference.

4.9	Fourth Supplemental Indenture among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, dated as of September 16, 2019, including the form of the Notes and the guarantee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on September 16, 2019 and incorporated herein by reference.

4.10	Fifth Supplemental Indenture, dated as of August 6, 2020, among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, including the form of the Notes and the Guarantee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on August 6, 2020 and incorporated herein by reference.

4.11	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference.

10.1 #	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan filed as Appendix A within the Company’s Definitive Proxy Statement on Schedule 14A on April 11, 2016 and incorporated herein by reference.

10.2 #	Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated March 2, 2017, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

10.3 #	Second Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated March 2, 2017, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference.

10.4 #	Third Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated May 20, 2019, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference.

10.5 #	Form of 2012 Incentive Award Plan Restricted Stock Award Grant Notice and Agreement filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.6 #	Form of Performance Share Award Agreement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on August 6, 2013 and incorporated herein by reference.

10.7 #	Form of Indemnification Agreement of Spirit Realty Capital, Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.8 #	Second Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jackson Hsieh, dated February 27, 2020, filed as Exhibit 10.1 to the Company’s Form 8-K on March 2, 2020 and incorporated herein by reference.

10.9 #	Restricted Stock Award Agreement between Spirit Realty Capital, Inc. and Jackson Hsieh filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

Exhibit No.	Description

10.10 #	Performance Share Award Agreement between Spirit Realty Capital, Inc. and Jackson Hsieh filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 25, 2017 and incorporated herein by reference.

10.11 #	Employment Agreement among Spirit Realty Capital, Inc. and Michael Hughes, dated March 20, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 21, 2018 and incorporated herein by reference.

10.12 #	Amendment to Employment Agreement, dated February 27, 2020, by and between Spirit Realty Capital, Inc. and Michael Hughes, filed as Exhibit 10.2 to the Company’s Form 8-K on March 2, 2020 and incorporated herein by reference.

10.13 #	Restricted Stock Award Agreement between Spirit Realty Capital, Inc. and Michael Hughes dated March 29, 2018, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference.

10.14 #	Performance Share Award Agreement between Spirit Realty Capital, Inc. and Michael Hughes dated March 29, 2018, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference.

10.15 #	Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jay Young, dated April 3, 2018, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 6, 2018 and incorporated herein by reference.

10.16 #	Amendment to Amended and Restated Employment Agreement, dated February 27, 2020, by and between Spirit Realty Capital, Inc. and Jay Young, filed as Exhibit 10.3 to the Company’s Form 8-K on March 2, 2020 and incorporated herein by reference.

10.17 #	Employment Agreement among Spirit Realty Capital, Inc. and Kenneth Heimlich dated April 3, 2018, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 6, 2018 and incorporated herein by reference.

10.18 #	Amendment to Employment Agreement, dated February 27, 2020, by and between Spirit Realty Capital, Inc. and Kenneth Heimlich, filed as Exhibit 10.4 to the Company’s Form 10-K on March 2, 2020 and incorporated herein by reference.

10.19	Director Compensation Program of Spirit Realty Capital, Inc. dated August 16, 2018 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 22, 2018 and incorporated herein by reference.

10.20	Revolving Credit and Term Loan Agreement among Spirit Realty L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated January 14, 2019, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.21	Guaranty between Spirit Realty Capital, Inc. and JPMorgan Chase Bank, N.A., and acknowledged by Spirit Realty L.P., dated January 14, 2019, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.22	Term Loan Agreement among Spirit Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated April 2, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 7, 2020 and incorporated herein by reference.

10.23	Guaranty between Spirit Realty Capital, Inc. and JPMorgan Chase Bank, N.A, and acknowledged by Spirit Realty, L.P., dated April 2, 2020, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on April 7, 2020 and incorporated herein by reference.

10.24	Amendment No. 1 to Term Loan Agreement among Spirit Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated May 5, 2020, filed as Exhibit 10.3 to the Company’s Form 10-Q on July 31, 2020 and incorporated herein by reference.

Exhibit No.	Description

10.25	Amendment No. 2 to Term Loan Agreement among Spirit Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated May 5, 2020, filed as Exhibit 10.4 to the Company’s Form 10-Q on July 31, 2020 and incorporated herein by reference.

10.26	Amendment No. 3 to Term Loan Agreement among Spirit Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated May 5, 2020, filed as Exhibit 10.4 to the Company’s Form 10-Q on July 31, 2020 and incorporated herein by reference.

10.27	Loan Agreement, between German American Capital Corporation and Spirit SPE Loan Portfolio 2013-2, LLC, dated July 17, 2013, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.28	Guaranty of Recourse Obligations of Borrower, by Spirit Realty, L.P. in favor of German American Capital Corporation, dated July 17, 2013, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.29	Loan Agreement, between Barclays Bank PLC and Spirit SPE Loan Portfolio 2013-3, LLC, dated July 17, 2013, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.31	Guaranty of Recourse Obligations of Borrower by Spirit Realty, L.P. in favor of Barclays Bank PLC, dated July 17, 2013, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc. as of December 31, 2020.

23.1*	Consent of Ernst & Young LLP, Spirit Realty Capital, Inc.’s Independent Registered Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Spirit Realty L.P.’s Independent Registered Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit Realty Capital, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit Realty Capital, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit Realty, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Spirit Realty, L.P.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Spirit Realty Capital, Inc.

32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Spirit Realty, L.P.

101.1*	The following financial information from Spirit Realty Capital, Inc.’s Annual Report on Form
10-K
for the year ended December 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
24 Hour Fitness	Lancaster, CA	(b)	6,982	9,255	(3,817)	(5,674)	3,165	3,581	6,746	(150)	1987	5/7/2015	4 to 25 Years
Aaron’s	Okeechobee, FL	(b)	409	1,298	—	—	409	1,298	1,707	(292)	2006	7/17/2013	10 to 47 Years
Aaron’s	Navasota, TX	(b)	322	868	—	—	322	868	1,190	(246)	2007	7/17/2013	10 to 44 Years
Aaron’s	Essex, MD	(b)	294	1,973	—	—	294	1,973	2,267	(372)	1998	7/17/2013	10 to 45 Years
Aaron’s	Clanton, AL	(b)	350	816	—	—	350	816	1,166	(213)	2007	7/17/2013	10 to 46 Years
Aaron’s	Griffin, GA	(b)	459	1,322	—	—	459	1,322	1,781	(307)	2007	7/17/2013	10 to 49 Years
Aaron’s	Beeville, TX	(b)	101	1,814	—	—	101	1,814	1,915	(331)	2004	7/17/2013	10 to 45 Years
Aaron’s	Mineral Wells, TX	(b)	448	878	—	—	448	878	1,326	(248)	2008	7/17/2013	10 to 42 Years
Aaron’s	Largo, FL	(b)	758	1,025	—	—	758	1,025	1,783	(272)	1999	7/17/2013	9 to 36 Years
Aaron’s	Mansfield, TX	(b)	859	599	—	—	859	599	1,458	(231)	2007	7/17/2013	10 to 34 Years
Aaron’s	Charlotte, NC	(b)	371	598	—	—	371	598	969	(266)	1957	7/17/2013	8 to 25 Years
Aaron’s	Alamogordo, NM	(b)	476	560	—	—	476	560	1,036	(240)	2006	7/17/2013	8 to 40 Years
Aaron’s	Wichita, KS	(b)	236	741	—	—	236	741	977	(176)	1990	7/17/2013	10 to 42 Years
Aaron’s	Grovetown, GA	(b)	425	933	—	—	425	933	1,358	(250)	2007	7/17/2013	10 to 45 Years
Aaron’s	Calumet City, IL	(b)	393	949	—	—	393	949	1,342	(295)	1977	7/17/2013	9 to 32 Years
Aaron’s	Harrisonville, MO	(b)	316	466	—	—	316	466	782	(218)	1996	7/17/2013	8 to 33 Years
Aaron’s	Chiefland, FL	(b)	376	1,206	—	—	376	1,206	1,582	(306)	2007	7/17/2013	10 to 47 Years
Aaron’s	Sandersville, GA	(b)	503	751	—	—	503	751	1,254	(230)	2006	7/17/2013	10 to 45 Years
Aaron’s	Shreveport, LA	(b)	374	490	—	—	374	490	864	(269)	2001	7/17/2013	10 to 31 Years
Aaron’s	Baton Rouge, LA	(b)	328	996	—	—	328	996	1,324	(276)	1999	7/17/2013	10 to 40 Years
Aaron’s	Sweetwater, TX	(b)	415	1,097	—	—	415	1,097	1,512	(277)	2006	7/17/2013	10 to 47 Years
Aaron’s	Anderson, SC	(b)	351	966	—	—	351	966	1,317	(234)	1992	7/17/2013	10 to 41 Years
Aaron’s	Rome, NY	(b)	436	699	—	—	436	699	1,135	(275)	1996	7/17/2013	10 to 28 Years
Aaron’s	Hartsville, SC	(b)	536	813	—	—	536	813	1,349	(348)	2007	7/17/2013	10 to 37 Years
Aaron’s	Forrest City, AR	(b)	331	860	—	—	331	860	1,191	(206)	2002	7/17/2013	10 to 45 Years
Aaron’s	Wilton, NY	(b)	1,348	2,165	—	—	1,348	2,165	3,513	(1,150)	2000	7/17/2013	8 to 27 Years
Academy Sports + Outdoors	Lufkin, TX	(a)	1,922	2,735	—	—	1,922	2,735	4,657	(1,046)	2003	7/17/2013	9 to 30 Years
Academy Sports + Outdoors	North Richland Hills, TX	(b)	1,950	5,451	—	—	1,950	5,451	7,401	(833)	1996	7/17/2013	30 to 30 Years
Academy Sports + Outdoors	Macon, GA	(b)	1,921	4,890	—	—	1,921	4,890	6,811	(1,725)	2005	7/17/2013	10 to 30 Years
Academy Sports + Outdoors	Clarksville, TN	(b)	2,134	5,871	—	—	2,134	5,871	8,005	—	2014	12/16/2020	11 to 36 Years
Academy Sports + Outdoors	Douglasville, GA	(b)	1,527	7,313	—	—	1,527	7,313	8,840	—	2014	12/16/2020	11 to 36 Years
Academy Sports + Outdoors	Flowood, MS	(b)	1,349	7,085	—	—	1,349	7,085	8,434	—	2014	12/16/2020	11 to 36 Years
Academy Sports + Outdoors	Lake Charles, LA	(b)	1,748	6,480	—	—	1,748	6,480	8,228	—	2015	12/29/2020	13 to 32 Years
Accel International	Meridian, CT	(b)	1,766	7,848	—	—	1,766	7,848	9,614	(1,911)	1997	12/17/2014	15 to 30 Years
Accel International	Avila, IN	(b)	642	4,958	—	—	642	4,958	5,600	(1,140)	1990	12/17/2014	15 to 30 Years
Advance Auto Parts	Holland Charter Township, MI	(b)	493	1,212	—	—	493	1,212	1,705	(267)	2005	7/17/2013	7 to 47 Years

11
8

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Advance Auto Parts	Holland, MI	(b)	542	1,384	—	—	542	1,384	1,926	(320)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Zeeland, MI	(b)	490	1,136	—	—	490	1,136	1,626	(271)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Columbia Heights, MN	(b)	510	1,314	—	—	510	1,314	1,824	(312)	2006	7/17/2013	7 to 43 Years
Advance Auto Parts	Duluth, MN	(b)	207	1,462	—	—	207	1,462	1,669	(282)	2006	7/17/2013	7 to 48 Years
Advance Auto Parts	Rainsville, AL	(b)	251	1,073	—	—	251	1,073	1,324	(289)	2005	7/17/2013	7 to 42 Years
Advance Auto Parts	Grand Bay, AL	(b)	226	1,242	—	—	226	1,242	1,468	(271)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Hurley, MS	(b)	265	1,052	—	—	265	1,052	1,317	(272)	2006	7/17/2013	7 to 45 Years
Advance Auto Parts	Ashland, KY	(b)	613	1,284	—	—	613	1,284	1,897	(326)	2006	7/17/2013	8 to 48 Years
Advance Auto Parts	Jackson, OH	(b)	397	1,251	—	—	397	1,251	1,648	(302)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	New Boston, OH	(b)	345	1,538	—	—	345	1,538	1,883	(320)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Maryland Heights, MO	(b)	522	1,155	—	—	522	1,155	1,677	(287)	2005	7/17/2013	7 to 47 Years
Advance Auto Parts	Scottsburg, IN	(b)	238	665	—	—	238	665	903	(180)	2006	7/17/2013	8 to 43 Years
Advance Auto Parts	Charlotte, NC	(b)	403	1,146	—	—	403	1,146	1,549	(327)	2008	7/17/2013	12 to 43 Years
Advance Auto Parts	Irvington, NJ	(b)	1,605	1,912	—	—	1,605	1,912	3,517	(466)	2006	7/17/2013	7 to 47 Years
Advance Auto Parts	Midwest City, OK	(b)	353	815	—	—	353	815	1,168	(233)	2007	7/17/2013	9 to 44 Years
Advance Auto Parts	Penns Grove, NJ	(b)	612	1,564	—	—	612	1,564	2,176	(361)	2006	7/17/2013	8 to 47 Years
Advance Auto Parts	St. Francis, WI	(b)	532	1,557	—	—	532	1,557	2,089	(395)	2006	7/17/2013	8 to 48 Years
Advance Auto Parts	Willingboro, NJ	(b)	784	1,369	—	—	784	1,369	2,153	(388)	2007	7/17/2013	9 to 47 Years
Advance Auto Parts	Dunellen, NJ	(b)	1,177	1,973	—	—	1,177	1,973	3,150	(408)	2008	7/17/2013	10 to 48 Years
Advance Auto Parts	Natchez, MS	(b)	509	754	—	—	509	754	1,263	(122)	1998	7/22/2016	7 to 40 Years
Advance Auto Parts	Burlington, IA	(b)	467	737	—	—	467	737	1,204	(121)	1989	7/22/2016	7 to 40 Years
Advance Auto Parts	Denmark, SC	(b)	439	504	—	—	439	504	943	(125)	1996	7/22/2016	7 to 30 Years
Advance Auto Parts	Griffin, GA	(b)	441	1,142	—	—	441	1,142	1,583	(172)	1998	7/22/2016	7 to 50 Years
Advance Auto Parts	Waynesboro, GA	(b)	330	1,015	—	—	330	1,015	1,345	(149)	1995	7/22/2016	7 to 50 Years
Advance Auto Parts	Wiggins, MS	(b)	279	630	—	—	279	630	909	(128)	1965	7/22/2016	7 to 30 Years
Advance Auto Parts	Blakeley, GA	(b)	169	887	—	—	169	887	1,056	(121)	1995	7/22/2016	7 to 50 Years
Advance Auto Parts	Theodore, AL	(b)	549	755	—	—	549	755	1,304	(142)	1996	7/22/2016	7 to 40 Years
Advance Auto Parts	Margate, FL	(b)	480	507	—	—	480	507	987	(99)	1991	7/22/2016	7 to 40 Years
Advance Auto Parts	Atmore, AL	(b)	417	444	—	—	417	444	861	(120)	1995	7/22/2016	7 to 30 Years
Advance Auto Parts	Clinton, MS	(b)	569	693	—	—	569	693	1,262	(153)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Richmond Hill, GA	(b)	418	701	—	—	418	701	1,119	(150)	1995	7/22/2016	7 to 30 Years
Advance Auto Parts	Alton, IL	(b)	346	553	—	—	346	553	899	(132)	1997	7/22/2016	7 to 30 Years
Advance Auto Parts	Kingsland, GA	(b)	1,037	997	—	—	1,037	997	2,034	(166)	1998	7/22/2016	7 to 40 Years
Advance Auto Parts	Dayton, OH	(b)	317	572	—	—	317	572	889	(119)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Camilla, GA	(b)	419	412	—	—	419	412	831	(99)	1995	7/22/2016	7 to 30 Years
Advance Auto Parts	St. Louis, MO	(b)	607	505	—	—	607	505	1,112	(130)	1997	7/22/2016	7 to 30 Years

11
9

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Advance Auto Parts	Covington, LA	(b)	507	426	—	—	507	426	933	(117)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Columbus, GA	(b)	628	769	—	—	628	769	1,397	(149)	1998	7/22/2016	7 to 40 Years
Advance Auto Parts	Newton, MS	(b)	336	443	—	—	336	443	779	(100)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Augusta, GA	(b)	482	750	—	—	482	750	1,232	(142)	1998	7/22/2016	7 to 40 Years
Advance Auto Parts	Tampa, FL	(b)	721	1,055	—	—	721	1,055	1,776	(176)	1997	7/22/2016	7 to 40 Years
Advance Auto Parts	New Smyrna Beach, FL	(b)	774	818	—	—	774	818	1,592	(142)	1999	7/22/2016	7 to 40 Years
Advance Auto Parts	Fort Lauderdale, FL	(b)	772	1,005	—	—	772	1,005	1,777	(186)	1996	7/22/2016	7 to 40 Years
Advance Auto Parts	Jackson, MS	(b)	396	423	—	—	396	423	819	(93)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Castle Shannon, PA	(b)	620	732	—	—	620	732	1,352	(167)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Savannah, GA	(b)	688	492	—	—	688	492	1,180	(121)	1995	7/22/2016	7 to 40 Years
Advance Auto Parts	College Park, GA	(b)	386	506	—	—	386	506	892	(129)	1998	7/22/2016	7 to 30 Years
Advance Auto Parts	Hattiesburg, MS	(b)	452	821	—	—	452	821	1,273	(122)	1997	7/22/2016	7 to 40 Years
Advance Auto Parts	Gibsonton, FL	(b)	526	448	—	—	526	448	974	(140)	1999	7/22/2016	7 to 30 Years
Advance Auto Parts	Hialeah, FL	(b)	682	1,054	—	—	682	1,054	1,736	(180)	1998	7/22/2016	7 to 40 Years
Advance Auto Parts	Montgomery, AL	(b)	435	494	—	—	435	494	929	(159)	1999	7/22/2016	7 to 30 Years
Advance Auto Parts	Greenfield, IN	(b)	502	1,070	—	—	502	1,070	1,572	(50)	2003	11/25/2019	4 to 36 Years
Advance Auto Parts	Trenton, OH	(b)	345	702	—	—	345	702	1,047	(42)	2003	11/25/2019	4 to 35 Years
Alabama Clinics	Dothan, AL	(b)	695	1,707	—	20	695	1,727	2,422	(371)	2012	12/21/2016	1 to 40 Years
Alaska Club	Anchorage, AK	(b)	1,054	4,756	—	—	1,054	4,756	5,810	(424)	2006	8/15/2018	10 to 38 Years
Alaska Club	Anchorage, AK	(b)	2,864	8,258	—	—	2,864	8,258	11,122	(832)	1972	8/15/2018	11 to 43 Years
Alaska Club	Fairbanks, AK	(b)	2,012	9,941	—	—	2,012	9,941	11,953	(1,114)	1976	8/15/2018	10 to 39 Years
Alaska Club	Wasilla, AK	(b)	2,864	8,769	—	—	2,864	8,769	11,633	(948)	1984	8/15/2018	10 to 31 Years
Alaska Club	Anchorage, AK	(b)	5,366	15,115	—	—	5,366	15,115	20,481	(1,509)	1977	8/15/2018	11 to 32 Years
Albertsons	Tigard, OR	(b)	5,515	4,279	—	—	5,515	4,279	9,794	(1,007)	1998	4/1/2015	15 to 30 Years
Albertsons	Boise, ID	(b)	1,470	2,280	—	—	1,470	2,280	3,750	(969)	1982	12/17/2013	4 to 20 Years
Albertsons	Las Cruces, NM	(b)	1,132	2,765	—	—	1,132	2,765	3,897	(853)	1983	12/17/2013	5 to 30 Years
Albertsons	Midland, TX	(b)	1,498	3,096	—	—	1,498	3,096	4,594	(1,305)	1983	12/17/2013	5 to 20 Years
Aldi	Tupelo, MS	(b)	1,131	1,176	(372)	(435)	759	741	1,500	(191)	1995	7/17/2013	4 to 22 Years
Allstate Insurance Company	Yuma, AZ	(a)	2,583	5,221	(1,704)	(3,561)	879	1,660	2,539	—	2007	7/17/2013	2 to 38 Years
AMC Theatres	Covina, CA	(b)	5,566	26,922	—	—	5,566	26,922	32,488	(9,587)	1997	6/23/2004	13 to 40 Years
AMC Theatres	Missoula, MT	(b)	2,333	3,406	—	—	2,333	3,406	5,739	(1,670)	1998	6/23/2004	15 to 40 Years
AMC Theatres	Johnston, IA	(a)	3,046	10,213	(2,405)	(8,798)	641	1,415	2,056	(8)	1998	6/23/2004	2 to 17 Years
AMC Theatres	Yukon, OK	(a)	1,082	3,538	—	1,600	1,082	5,138	6,220	(1,201)	2007	7/17/2013	8 to 33 Years
America’s Service Station	Dacula, GA	(b)	1,198	1,212	—	—	1,198	1,212	2,410	(58)	2000	11/25/2019	10 to 29 Years
America’s Service Station	Farragut, TN	(b)	959	1,613	—	—	959	1,613	2,572	(56)	2011	11/25/2019	13 to 42 Years
Amigos United	Plainview, TX	(b)	620	5,415	—	—	620	5,415	6,035	(1,920)	2000	8/25/2005	14 to 40 Years
Amware Fulfillment	Morrow, GA	(b)	1,731	12,990	—	—	1,731	12,990	14,721	(107)	1969	11/10/2020	8 to 25 Years
Andy’s Frozen Custard	Naperville, IL	(b)	976	—	27	983	1,003	983	1,986	(78)	2016	6/30/2016	39 to 40 Years

1
20

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Andy’s Frozen Custard	Rogers, AR	(b)	334	884	—	—	334	884	1,218	(215)	2005	9/30/2014	15 to 30 Years
Andy’s Frozen Custard	Orland Park, IL	(b)	999	—	290	1,299	1,289	1,299	2,588	(79)	2019	9/12/2016	13 to 35 Years
Andy’s Frozen Custard	Kansas City, MO	(b)	772	18	—	916	772	934	1,706	(117)	1995	9/19/2014	40 to 40 Years
Applebee’s	Augusta, GA	(b)	1,494	2,019	—	—	1,494	2,019	3,513	(506)	2005	7/17/2013	13 to 40 Years
Applebee’s	Aurora, CO	(b)	1,017	1,743	—	—	1,017	1,743	2,760	(461)	1998	7/17/2013	13 to 35 Years
Applebee’s	Colorado Springs, CO	(b)	937	1,120	—	—	937	1,120	2,057	(467)	1998	7/17/2013	8 to 25 Years
Applebee’s	Albany, OR	(b)	913	1,951	—	—	913	1,951	2,864	(538)	2005	7/17/2013	12 to 35 Years
Applebee’s	Macon, GA	(b)	838	1,723	—	—	838	1,723	2,561	(436)	1995	7/17/2013	13 to 40 Years
Applebee’s	Walla Walla, WA	(b)	665	2,072	—	—	665	2,072	2,737	(603)	2005	7/17/2013	11 to 35 Years
Applebee’s	Santa Fe, NM	(b)	2,120	2,033	—	—	2,120	2,033	4,153	(513)	1997	7/17/2013	13 to 40 Years
Applebee’s	Columbus, GA	(b)	1,199	1,911	—	—	1,199	1,911	3,110	(496)	2005	7/17/2013	13 to 40 Years
Applebee’s	Warner Robins, GA	(b)	1,228	1,714	—	—	1,228	1,714	2,942	(459)	1994	7/17/2013	11 to 40 Years
Applebee’s	Loveland, CO	(b)	602	1,913	—	—	602	1,913	2,515	(428)	1997	7/17/2013	12 to 40 Years
Applebee’s	Littleton, CO	(b)	696	1,943	—	—	696	1,943	2,639	(474)	1990	7/17/2013	11 to 40 Years
Applebee’s	Union Gap, WA	(b)	522	2,218	—	—	522	2,218	2,740	(477)	2004	7/17/2013	13 to 40 Years
Applebee’s	Gallup, NM	(b)	937	2,277	—	—	937	2,277	3,214	(583)	2004	7/17/2013	13 to 40 Years
Applebee’s	Savannah, GA	(b)	1,112	1,727	—	—	1,112	1,727	2,839	(448)	1993	7/17/2013	13 to 40 Years
Applebee’s	Columbus, GA	(b)	2,102	1,717	—	—	2,102	1,717	3,819	(407)	1993	7/17/2013	13 to 40 Years
Applebee’s	Macon, GA	(b)	874	1,712	—	—	874	1,712	2,586	(451)	1995	7/17/2013	11 to 40 Years
Applebee’s	Fountain, CO	(b)	861	2,226	—	—	861	2,226	3,087	(539)	2005	7/17/2013	12 to 38 Years
Applebee’s	Aurora, CO	(b)	1,521	1,498	—	—	1,521	1,498	3,019	(487)	1992	7/17/2013	9 to 32 Years
Applebee’s	Clovis, NM	(b)	861	2,172	—	—	861	2,172	3,033	(582)	2005	7/17/2013	13 to 40 Years
Applebee’s	Grand Junction, CO	(b)	1,363	1,990	—	—	1,363	1,990	3,353	(524)	1995	7/17/2013	10 to 40 Years
Applebee’s	Garden City, GA	(b)	1,184	1,465	—	—	1,184	1,465	2,649	(400)	1998	7/17/2013	9 to 40 Years
Applebee’s	Longview, WA	(b)	870	2,855	—	—	870	2,855	3,725	(662)	2004	7/17/2013	13 to 40 Years
Applebee’s	Chicago, IL	(b)	1,452	1,960	—	—	1,452	1,960	3,412	(109)	1999	11/25/2019	9 to 23 Years
Arby’s	New Castle, PA	(b)	573	1,042	—	—	573	1,042	1,615	(481)	1999	7/17/2013	7 to 25 Years
Arby’s	Jacksonville, FL	(b)	368	739	—	—	368	739	1,107	(79)	1998	11/25/2019	3 to 13 Years
Arby’s	Indianapolis, IN	(b)	604	342	—	—	604	342	946	(39)	1998	11/25/2019	3 to 15 Years
Arby’s	North Canton, OH	(b)	327	706	12	25	339	731	1,070	(46)	1989	11/25/2019	4 to 26 Years
Arby’s	Moncks Corner, SC	(b)	569	826	—	—	569	826	1,395	(87)	1998	11/25/2019	7 to 13 Years
Arby’s	Martinsburg, WV	(b)	594	1,256	—	—	594	1,256	1,850	(117)	1999	11/25/2019	8 to 14 Years
Arby’s	Champlin, MN	(b)	710	408	—	—	710	408	1,118	(200)	2004	3/20/2015	8 to 20 Years
Arby’s	Sun City, AZ	(b)	594	926	5	(38)	599	888	1,487	(60)	1986	11/25/2019	8 to 21 Years
Arby’s	Tyler, TX	(b)	355	663	—	—	355	663	1,018	(142)	1980	12/29/2015	15 to 30 Years
Arby’s	Odessa, TX	(b)	499	941	—	—	499	941	1,440	(192)	1982	12/29/2015	15 to 30 Years

1
2
1

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Arby’s	Midland, TX	(b)	768	893	—	—	768	893	1,661	(187)	1982	12/29/2015	15 to 30 Years
Arby’s	Amarillo, TX	(b)	304	943	—	—	304	943	1,247	(77)	1985	11/25/2019	4 to 16 Years
Armacell	Yukon, OK	(b)	1,318	17,900	—	—	1,318	17,900	19,218	(124)	2005	11/10/2020	6 to 30 Years
Ashley Furniture	Anderson, SC	(a)	870	1,909	—	—	870	1,909	2,779	(596)	2006	7/17/2013	8 to 40 Years
Ashley Furniture	Amarillo, TX	(b)	1,481	4,999	(1,099)	(3,441)	382	1,558	1,940	(62)	2001	7/17/2013	3 to 29 Years
Ashley Furniture	Mount Juliet, TN	(b)	2,049	4,604	—	264	2,049	4,868	6,917	(1,131)	2008	7/17/2013	10 to 45 Years
Ashley Furniture	El Paso, TX	(b)	2,602	5,092	—	12	2,602	5,104	7,706	(268)	1973	11/25/2019	9 to 30 Years
Ashley Furniture (f)	Maple Shade, NJ	(b)	1,942	3,792	371	(67)	2,313	3,725	6,038	(2,174)	1998	7/17/2013	3 to 25 Years
At Home	Mesa, AZ	(b)	4,067	4,321	—	13	4,067	4,334	8,401	(1,354)	2002	12/20/2016	10 to 20 Years
At Home	Louisville, KY	(b)	4,726	5,210	—	13	4,726	5,223	9,949	(1,437)	1984	12/20/2016	9 to 20 Years
At Home	Corpus Christi, TX	(b)	3,734	4,949	—	—	3,734	4,949	8,683	(1,753)	1986	8/1/2016	8 to 20 Years
At Home	Jenison, MI	(b)	2,303	5,743	—	88	2,303	5,831	8,134	(1,259)	1989	8/1/2016	8 to 30 Years
At Home	Buford, GA	(b)	1,940	4,704	—	—	1,940	4,704	6,644	(979)	1984	8/1/2016	8 to 30 Years
At Home	Broomfield, CO	(b)	4,538	4,675	—	—	4,538	4,675	9,213	(1,494)	1995	8/1/2016	9 to 20 Years
At Home	Lubbock, TX	(b)	2,129	7,926	—	12	2,129	7,938	10,067	(474)	1985	11/25/2019	7 to 29 Years
At Home	Lutz, FL	(b)	9,058	6,196	—	—	9,058	6,196	15,254	(122)	2018	7/24/2020	13 to 34 Years
At Home	Whitehall, PA	(b)	3,354	7,088	—	—	3,354	7,088	10,442	(614)	2018	3/28/2019	10 to 30 Years
At Home	Plano, TX	(b)	4,481	11,495	—	—	4,481	11,495	15,976	(650)	2018	3/28/2019	16 to 40 Years
At Home	Frederick, MD	(b)	8,060	9,177	—	8	8,060	9,185	17,245	(841)	2018	3/28/2019	12 to 31 Years
At Home	Live Oak, TX	(b)	6,554	12,444	—	—	6,554	12,444	18,998	(739)	2014	3/28/2019	16 to 38 Years
At Home	Mansfield, TX	(b)	2,839	9,324	—	—	2,839	9,324	12,163	(625)	2018	3/28/2019	15 to 35 Years
AT&T	Santa Clara, CA	(b)	2,873	8,252	—	—	2,873	8,252	11,125	(1,732)	2002	7/17/2013	5 to 48 Years
ATC Fitness	Southaven, MS	(b)	1,187	1,817	—	—	1,187	1,817	3,004	(466)	2014	9/17/2014	15 to 40 Years
Auria St. Clair	St Clair, MI	(b)	1,511	6,379	—	—	1,511	6,379	7,890	(360)	1991	1/9/2020	9 to 26 Years
Avalon Flooring	Rio Grande, NJ	(b)	753	3,299	—	—	753	3,299	4,052	(641)	2006	3/31/2015	11 to 40 Years
Bagger Dave’s Burger Tavern	Berkley, MI	(b)	410	329	—	—	410	329	739	(28)	1927	11/25/2019	8 to 27 Years
Bagger Dave’s Burger Tavern	Grand Rapids, MI	(b)	659	100	—	—	659	100	759	(24)	1985	11/25/2019	6 to 27 Years
Bank of America	Delray Beach, FL	(a)	3,831	16,789	—	—	3,831	16,789	20,620	(3,099)	1975	7/17/2013	8 to 50 Years
Bank of America	Hunt Valley, MD	(b)	13,131	74,628	—	—	13,131	74,628	87,759	(3,029)	1974	9/26/2019	9 to 52 Years
Best Buy	Wichita, KS	(b)	3,368	6,312	—	—	3,368	6,312	9,680	(2,270)	1984	7/17/2013	7 to 29 Years
Best Buy	Fayetteville, NC	(a)	1,560	6,893	—	—	1,560	6,893	8,453	(1,685)	1999	7/17/2013	6 to 41 Years
Best Buy	Evanston, IL	(b)	3,275	5,338	—	—	3,275	5,338	8,613	(667)	1993	7/17/2013	30 to 30 Years
Best Buy	Las Cruces, NM	(b)	1,328	2,616	—	—	1,328	2,616	3,944	(701)	2002	7/17/2013	8 to 41 Years
Big Lots (f)	Whiteville, NC	(b)	1,119	1,676	—	—	1,119	1,676	2,795	(1,209)	1988	7/17/2013	7 to 30 Years
Big Sandy Furniture	South Point, OH	(b)	1,030	3,123	—	12	1,030	3,135	4,165	(255)	1990	11/25/2019	6 to 15 Years
Big Sandy Furniture	Parkersburg, WV	(b)	1,021	4,403	—	12	1,021	4,415	5,436	(541)	1976	11/25/2019	3 to 10 Years
Big Sandy Furniture	Portsmouth, OH	(b)	368	1,936	—	—	368	1,936	2,304	(110)	1988	11/25/2019	7 to 23 Years
Big Sandy Furniture	Ashland, KY	(b)	696	767	—	—	696	767	1,463	(85)	1993	11/25/2019	6 to 15 Years

1
22

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Big Sandy Furniture	Chillicothe, OH	(b)	511	2,614	—	—	511	2,614	3,125	(143)	1995	11/25/2019	7 to 25 Years
Big Sandy Furniture	Ashland, KY	(b)	739	2,316	—	—	739	2,316	3,055	(169)	1990	11/25/2019	7 to 19 Years
Big Sandy Furniture	Hurricane, WV	(b)	962	3,093	—	—	962	3,093	4,055	(143)	1998	11/25/2019	7 to 34 Years
Bi-Lo	Hartsville, SC	(b)	696	5,402	—	—	696	5,402	6,098	(1,170)	1988	9/30/2014	10 to 40 Years
BJ’s Wholesale Club	Fort Lauderdale, FL	(b)	6,775	18,649	—	—	6,775	18,649	25,424	(4,822)	2007	7/17/2013	12 to 37 Years
BJ’s Wholesale Club	Woodstock, GA	(a)	4,383	16,588	—	—	4,383	16,588	20,971	(5,064)	2001	7/17/2013	8 to 33 Years
BJ’s Wholesale Club	Haverhill, MA	(b)	3,192	15,353	—	—	3,192	15,353	18,545	(4,584)	2007	7/17/2013	11 to 32 Years
BJ’s Wholesale Club	Tampa, FL	(b)	4,810	10,220	—	35	4,810	10,255	15,065	(1,904)	1993	1/10/2017	10 to 30 Years
BJ’s Wholesale Club	Taylor, MI	(b)	4,275	17,672	—	109	4,275	17,781	22,056	(496)	2019	12/12/2019	14 to 50 Years
BJ’s Wholesale Club	Pineville, NC	(b)	2,034	9,305	—	—	2,034	9,305	11,339	(208)	1999	1/31/2020	9 to 43 Years
BJ’s Wholesale Club	Chesterfield, MI	(b)	7,286	14,971	—	—	7,286	14,971	22,257	(147)	2020	9/15/2020	15 to 50 Years
BJ’s Wholesale Club	Millsboro, DE	(b)	8,394	16,153	—	—	8,394	16,153	24,547	—	2008	12/15/2020	10 to 40 Years
Bojangles’	Hickory, NC	(b)	598	1,893	—	—	598	1,893	2,491	(230)	1995	11/25/2019	5 to 10 Years
Books-A-Million	Rapid City, SD	(b)	575	2,568	—	—	575	2,568	3,143	(700)	2001	7/17/2013	2 to 45 Years
Boscovs	Voorhees, NJ	(b)	1,803	4,314	—	—	1,803	4,314	6,117	(438)	1970	11/25/2019	3 to 25 Years
Brookshire Brothers	Cleveland, TX	(b)	465	2,867	—	—	465	2,867	3,332	(2,234)	1991	12/1/2005	15 to 20 Years
Brookshire Brothers	Corrigan, TX	(b)	395	630	—	—	395	630	1,025	(569)	1971	12/1/2005	15 to 20 Years
Brookshire Brothers	Diboll, TX	(b)	775	872	—	—	775	872	1,647	(806)	1974	12/1/2005	15 to 20 Years
Brookshire Brothers	Lufkin, TX	(b)	1,178	352	—	—	1,178	352	1,530	(427)	1977	12/1/2005	15 to 20 Years
Brookshire Brothers	Navasota, TX	(b)	781	1,499	—	—	781	1,499	2,280	(904)	1992	12/1/2005	15 to 30 Years
Brookshire Brothers	Timpson, TX	(b)	253	312	—	—	253	312	565	(309)	1978	12/1/2005	15 to 20 Years
Brookshire Brothers	Hallettsville, TX	(b)	550	1,545	—	—	550	1,545	2,095	(525)	2004	3/31/2014	10 to 30 Years
Buffalo Wild Wings	Gaylord, MI	(b)	1,023	1,125	—	—	1,023	1,125	2,148	(88)	2014	11/25/2019	9 to 33 Years
Buffalo Wild Wings	Wesley Chapel, FL	(b)	2,672	1,725	—	—	2,672	1,725	4,397	(377)	2015	8/18/2015	14 to 40 Years
Buffalo Wild Wings	Birch Run, MI	(b)	1,852	1,290	—	—	1,852	1,290	3,142	(595)	2014	12/24/2014	14 to 30 Years
Buffalo Wild Wings	Clinton Township, MI	(b)	1,377	911	—	—	1,377	911	2,288	(307)	2003	11/5/2014	14 to 30 Years
Buffalo Wild Wings	Brandon, FL	(b)	1,358	614	—	—	1,358	614	1,972	(336)	2004	11/5/2014	14 to 20 Years
Burger King	Saint Ann, MO	(b)	470	1,800	—	—	470	1,800	2,270	(77)	1985	11/25/2019	10 to 34 Years
Burger King	Garner, NC	(b)	600	765	—	—	600	765	1,365	(508)	1995	9/29/2006	15 to 30 Years
Burger King	Fayetteville, NC	(b)	607	1,020	—	—	607	1,020	1,627	(699)	1996	9/29/2006	15 to 30 Years
Burger King	Springfield, IL	(b)	693	472	—	—	693	472	1,165	(53)	1988	11/25/2019	8 to 20 Years
Burger King	Louisville, KY	(b)	829	684	—	—	829	684	1,513	(72)	1994	11/25/2019	4 to 18 Years
Burger King	Buffalo, NY	(b)	761	298	—	—	761	298	1,059	(67)	1993	11/25/2019	5 to 17 Years
Burger King	Buffalo, NY	(b)	83	806	—	—	83	806	889	(126)	1976	11/25/2019	5 to 12 Years
Burger King	Springville, NY	(b)	313	614	—	—	313	614	927	(89)	1988	11/25/2019	5 to 19 Years
Burger King	Cheektowaga, NY	(b)	484	310	—	—	484	310	794	(76)	1985	11/25/2019	5 to 18 Years
Burger King	Fayetteville, NC	(b)	612	739	—	—	612	739	1,351	(77)	1987	11/25/2019	7 to 14 Years

12
3

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Burger King	Lillington, NC	(b)	367	771	6	(6)	373	765	1,138	(122)	1992	11/25/2019	3 to 8 Years
Burger King	Decatur, IL	(b)	474	468	—	—	474	468	942	(50)	1992	11/25/2019	10 to 18 Years
Burger King	Durham, NC	(b)	1,253	—	—	—	1,253	—	1,253	—	(e)	7/17/2013	(e)
Burger King	Mebane, NC	(b)	846	682	—	—	846	682	1,528	(413)	1993	9/29/2006	15 to 30 Years
Burger King	Apopka, FL	(b)	778	670	—	—	778	670	1,448	(61)	1977	11/25/2019	9 to 24 Years
Burger King	Orlando, FL	(b)	1,175	515	—	—	1,175	515	1,690	(52)	1985	11/25/2019	9 to 20 Years
Burger King	Gilman, IL	(b)	363	337	—	—	363	337	700	(72)	1998	11/25/2019	3 to 12 Years
Caliber Collision	Suwanee, GA	(b)	442	1,612	—	—	442	1,612	2,054	(233)	1986	11/25/2019	4 to 8 Years
Caliber Collision	Conroe, TX	(b)	2,056	2,306	—	32	2,056	2,338	4,394	(362)	2016	12/28/2016	14 to 50 Years
Caliber Collision	Houston, TX	(b)	2,089	2,332	—	33	2,089	2,365	4,454	(335)	2016	3/16/2017	14 to 50 Years
Camping World	Poteau, OK	(b)	2,210	3,839	—	17	2,210	3,856	6,066	(824)	2015	3/22/2017	15 to 30 Years
Camping World	Wentzville, MO	(b)	2,040	5,133	—	1,264	2,040	6,397	8,437	(801)	2015	3/27/2015	39 to 40 Years
Camping World	Tulsa, OK	(b)	4,569	88	—	6,944	4,569	7,032	11,601	(1,365)	2016	12/15/2016	11 to 40 Years
Camping World	Summerfield, FL	(b)	3,059	3,949	—	—	3,059	3,949	7,008	(1,234)	2004	8/29/2016	10 to 30 Years
Camping World	Monticello, MN	(b)	3,873	769	—	1,386	3,873	2,155	6,028	(963)	2016	12/29/2016	9 to 30 Years
Camping World	Biloxi, MS	(b)	3,274	627	—	6,334	3,274	6,961	10,235	(818)	2016	12/22/2016	15 to 40 Years
Camping World	Kenosha, WI	(b)	3,522	1,896	—	12	3,522	1,908	5,430	(190)	2004	11/25/2019	9 to 40 Years
Camping World	Saukville, WI	(b)	3,073	3,724	—	12	3,073	3,736	6,809	(253)	2014	11/25/2019	8 to 40 Years
Car Wash USA Express	Van Buren, AR	(b)	370	1,537	—	—	370	1,537	1,907	(63)	2018	9/27/2019	14 to 38 Years
Car Wash USA Express	Oneonta, AL	(b)	500	1,368	—	—	500	1,368	1,868	(64)	2013	9/27/2019	12 to 35 Years
Car Wash USA Express	Chillicothe, OH	(b)	644	3,918	—	—	644	3,918	4,562	(146)	2017	9/27/2019	14 to 39 Years
Car Wash USA Express	Memphis, TN	(b)	103	466	—	—	103	466	569	(27)	2014	9/27/2019	9 to 35 Years
Car Wash USA Express	Birmingham, AL	(b)	776	3,031	—	—	776	3,031	3,807	(142)	2004	9/27/2019	11 to 32 Years
Car Wash USA Express	Hernando, MS	(b)	892	3,073	—	—	892	3,073	3,965	(125)	2015	9/27/2019	14 to 38 Years
Car Wash USA Express	Fort Smith, AR	(b)	431	2,014	—	—	431	2,014	2,445	(90)	2017	9/27/2019	11 to 34 Years
Car Wash USA Express	Boaz, AL	(b)	155	781	—	—	155	781	936	(38)	2011	9/27/2019	10 to 32 Years
Car Wash USA Express	Corinth, MS	(b)	402	4,509	—	—	402	4,509	4,911	(177)	2011	9/27/2019	14 to 35 Years
Car Wash USA Express	Madisonville, KY	(b)	421	1,565	—	—	421	1,565	1,986	(65)	2018	9/27/2019	13 to 39 Years
Car Wash USA Express	Sylacauga, AL	(b)	360	2,227	—	—	360	2,227	2,587	(90)	2017	9/27/2019	13 to 39 Years
Car Wash USA Express	Springfield, OH	(b)	673	3,330	—	—	673	3,330	4,003	(139)	2014	9/27/2019	13 to 36 Years
Car Wash USA Express	Dothan, AL	(b)	816	3,586	—	—	816	3,586	4,402	(148)	2008	9/27/2019	11 to 35 Years
Car Wash USA Express	Oakland, TN	(b)	503	2,671	—	—	503	2,671	3,174	(101)	2017	9/27/2019	15 to 38 Years
Car Wash USA Express	Rainbow City, AL	(b)	301	1,875	—	—	301	1,875	2,176	(84)	1998	9/27/2019	12 to 34 Years
Car Wash USA Express	Birmingham, AL	(b)	458	2,319	—	—	458	2,319	2,777	(112)	2006	9/27/2019	12 to 33 Years
Car Wash USA Express	Rome, GA	(b)	290	1,398	—	—	290	1,398	1,688	(68)	2007	9/27/2019	12 to 33 Years
Car Wash USA Express	Conway, AR	(b)	306	762	—	—	306	762	1,068	(35)	2018	9/27/2019	14 to 38 Years
Car Wash USA Express	Warner Robins, GA	(b)	568	2,558	—	—	568	2,558	3,126	(113)	2013	9/27/2019	14 to 36 Years

12
4

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Car Wash USA Express	Douglas, GA	(b)	582	2,987	—	—	582	2,987	3,569	(112)	2011	9/27/2019	14 to 39 Years
Car Wash USA Express	Olive Branch, MS	(b)	1,071	3,515	—	—	1,071	3,515	4,586	(164)	2006	9/27/2019	13 to 33 Years
Car Wash USA Express	Orem, UT	(b)	2,703	15,522	—	—	2,703	15,522	18,225	(609)	2005	9/27/2019	13 to 36 Years
Car Wash USA Express	Memphis, TN	(b)	380	640	—	—	380	640	1,020	(55)	2008	9/27/2019	9 to 29 Years
Car Wash USA Express	Centre, AL	(b)	156	771	—	—	156	771	927	(39)	2012	9/27/2019	11 to 33 Years
CarMax	Ontario, CA	(b)	7,981	6,937	—	(90)	7,981	6,847	14,828	(2,297)	2005	6/30/2005	40 to 40 Years
CarMax	Pompano Beach, FL	(b)	6,153	5,010	—	(91)	6,153	4,919	11,072	(1,650)	2004	6/30/2005	40 to 40 Years
CarMax	Midlothian, VA	(b)	4,775	6,056	—	(100)	4,775	5,956	10,731	(1,998)	2004	6/30/2005	40 to 40 Years
CarMax	Pineville, NC	(a)	4,865	1,902	—	—	4,865	1,902	6,767	(1,009)	2002	7/17/2013	10 to 30 Years
CarMax	Greenville, SC	(b)	4,947	20,682	—	12	4,947	20,694	25,641	(867)	1999	11/25/2019	6 to 35 Years
CarMax	Kennesaw, GA	(b)	10,920	3,192	—	13	10,920	3,205	14,125	(312)	1995	11/25/2019	7 to 38 Years
CarMax	Raleigh, NC	(b)	5,603	5,063	—	12	5,603	5,075	10,678	(405)	1994	11/25/2019	8 to 30 Years
Carrington College	Mesquite, TX	(b)	2,534	1,780	(886)	(403)	1,648	1,377	3,025	—	1996	7/17/2013	3 to 15 Years
Chapala	Boise, ID	(b)	477	139	—	—	477	139	616	(19)	1998	11/25/2019	3 to 20 Years
Charleston’s Restaurant	Norman, OK	(b)	1,328	3,380	—	12	1,328	3,392	4,720	(277)	1992	11/25/2019	2 to 15 Years
Charleston’s Restaurant	Tulsa, OK	(b)	1,292	3,075	—	—	1,292	3,075	4,367	(191)	2002	11/25/2019	2 to 20 Years
Chick-Fil-A	Carrollton, GA	(b)	985	725	—	—	985	725	1,710	(283)	1995	7/17/2013	11 to 33 Years
Childcare Network	East Point, GA	(b)	411	1,279	—	—	411	1,279	1,690	(186)	2016	12/13/2016	14 to 40 Years
Childcare Network	Elon, NC	(b)	486	846	—	—	486	846	1,332	(244)	1998	12/2/2016	4 to 30 Years
Childcare Network	Winston-Salem, NC	(b)	541	659	—	—	541	659	1,200	(154)	1993	12/2/2016	5 to 30 Years
Childcare Network	Greensboro, NC	(b)	360	540	—	—	360	540	900	(96)	1949	12/2/2016	9 to 30 Years
Childcare Network	Burlington, NC	(b)	306	533	—	—	306	533	839	(137)	1971	12/13/2016	7 to 20 Years
Childcare Network	Grand Prairie, TX	(b)	1,057	2,350	—	—	1,057	2,350	3,407	(626)	2007	7/17/2015	15 to 30 Years
Childcare Network	Denton, TX	(b)	626	1,909	—	—	626	1,909	2,535	(444)	2000	7/17/2015	15 to 30 Years
Childcare Network	Fort Worth, TX	(b)	392	871	—	—	392	871	1,263	(249)	2006	7/17/2015	15 to 30 Years
Childcare Network	Columbus, GA	(b)	342	1,096	—	30	342	1,126	1,468	(219)	2015	12/22/2015	15 to 40 Years
Childcare Network	High Point, NC	(b)	205	978	—	—	205	978	1,183	(196)	1981	12/22/2015	15 to 30 Years
Childcare Network	Hampton, GA	(b)	391	460	—	—	391	460	851	(142)	2005	12/22/2015	15 to 30 Years
Childcare Network	Warner Robins, GA	(b)	431	620	—	—	431	620	1,051	(220)	1995	2/27/2015	15 to 20 Years
Childcare Network	Fort Walton Beach, FL	(b)	200	491	—	—	200	491	691	(119)	1977	2/27/2015	15 to 30 Years
Childcare Network	Sanford, NC	(b)	200	611	—	—	200	611	811	(146)	2002	2/27/2015	15 to 30 Years
Childcare Network	Norcross, GA	(b)	831	624	—	—	831	624	1,455	(246)	1985	3/30/2015	15 to 20 Years
Childcare Network	Evans, GA	(b)	508	640	—	—	508	640	1,148	(182)	2003	11/14/2014	15 to 30 Years
Childcare Network	Stockbridge, GA	(b)	533	1,236	—	(16)	533	1,220	1,753	(344)	2000	10/31/2014	15 to 30 Years
Childcare Network	Marietta, GA	(b)	538	792	—	11	538	803	1,341	(174)	2009	9/28/2016	11 to 30 Years
Childcare Network	Chattanooga, TN	(b)	684	841	—	11	684	852	1,536	(171)	1999	9/28/2016	10 to 30 Years
Childcare Network	Pensacola, FL	(b)	390	1,360	—	—	390	1,360	1,750	(140)	2016	2/23/2017	15 to 50 Years

12
5

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Childtime	Cuyahoga Falls, OH	(b)	279	727	—	—	279	727	1,006	(343)	1974	7/17/2013	8 to 25 Years
Childtime	Arlington, TX	(b)	365	532	—	—	365	532	897	(274)	2006	7/17/2013	10 to 33 Years
Childtime	Oklahoma City, OK	(b)	290	341	—	—	290	341	631	(195)	1985	7/17/2013	11 to 19 Years
Childtime	Rochester, NY	(b)	242	539	—	—	242	539	781	(219)	1981	7/17/2013	8 to 28 Years
Childtime	Modesto, CA	(b)	386	664	—	—	386	664	1,050	(308)	1986	7/17/2013	9 to 22 Years
Childtime	Morrisville, NC	(b)	544	1,378	—	—	544	1,378	1,922	(305)	2010	2/19/2015	15 to 40 Years
Chili’s	Paris, TX	(b)	552	1,821	—	—	552	1,821	2,373	(523)	1999	7/17/2013	11 to 35 Years
Chili’s	Tilton, NH	(b)	1,565	—	—	—	1,565	—	1,565	—	(e)	7/17/2013	(e)
Chili’s	Fredericksburg, TX	(b)	511	1,516	—	—	511	1,516	2,027	(486)	1985	7/17/2013	11 to 30 Years
Chuck-A-Rama and Grub Steak	Ogden, UT	(b)	610	1,648	—	—	610	1,648	2,258	(159)	1998	1/22/2019	10 to 28 Years
Chuck-A-Rama and Grub Steak	Orem, UT	(b)	803	1,141	—	—	803	1,141	1,944	(130)	1991	1/22/2019	7 to 22 Years
Chuck-A-Rama and Grub Steak	Lehi, UT	(b)	830	2,141	—	—	830	2,141	2,971	(171)	2011	1/22/2019	10 to 37 Years
Chuck-A-Rama and Grub Steak	Ammon, ID	(b)	503	2,315	—	—	503	2,315	2,818	(193)	2003	1/22/2019	10 to 32 Years
Chuck-A-Rama and Grub Steak	Park City, UT	(b)	205	2,501	—	—	205	2,501	2,706	(156)	1978	1/22/2019	11 to 34 Years
Chuck-A-Rama and Grub Steak	Bountiful, UT	(b)	871	1,406	—	—	871	1,406	2,277	(139)	1995	1/22/2019	10 to 25 Years
Chuck-A-Rama and Grub Steak	Boise, ID	(b)	673	2,071	—	—	673	2,071	2,744	(179)	1998	1/22/2019	11 to 28 Years
Chuck-A-Rama and Grub Steak	Provo, UT	(b)	723	1,549	—	—	723	1,549	2,272	(168)	1990	1/22/2019	10 to 22 Years
Chuck-A-Rama and Grub Steak	Draper, UT	(b)	943	1,876	—	—	943	1,876	2,819	(174)	2004	1/22/2019	11 to 32 Years
Chuck-A-Rama and Grub Steak	St. George, UT	(b)	708	2,036	—	—	708	2,036	2,744	(183)	1995	1/22/2019	10 to 26 Years
Chuck-A-Rama and Grub Steak	Murray, UT	(b)	512	1,328	—	—	512	1,328	1,840	(129)	1996	1/22/2019	10 to 26 Years
Chuck-A-Rama and Grub Steak	Salt Lake City, UT	(b)	1,552	1,747	—	—	1,552	1,747	3,299	(197)	1964	1/22/2019	9 to 22 Years
Chuck-A-Rama and Grub Steak	Logan, UT	(b)	276	2,696	—	—	276	2,696	2,972	(169)	2011	1/22/2019	13 to 37 Years
Church’s Chicken	Balch Springs, TX	(b)	329	576	—	—	329	576	905	(247)	1986	7/17/2013	11 to 31 Years
Church’s Chicken	Rio Grand City, TX	(b)	1,746	554	—	—	1,746	554	2,300	(171)	1984	7/17/2013	12 to 35 Years
Church’s Chicken	Fort Worth, TX	(b)	164	573	—	—	164	573	737	(206)	1965	7/17/2013	11 to 25 Years
Church’s Chicken	Midland, TX	(b)	195	432	—	—	195	432	627	(130)	1972	7/17/2013	9 to 35 Years
Church’s Chicken	Columbus, GA	(b)	640	403	—	—	640	403	1,043	(220)	1983	7/17/2013	11 to 23 Years
Church’s Chicken	Carrolton, TX	(b)	361	415	—	—	361	415	776	(214)	1997	7/17/2013	11 to 25 Years
Church’s Chicken	Phoenix, AZ	(b)	384	528	—	—	384	528	912	(196)	1974	7/17/2013	11 to 27 Years
Church’s Chicken	Tucson, AZ	(b)	191	552	—	—	191	552	743	(156)	1981	7/17/2013	11 to 35 Years
Church’s Chicken	Brownsville, TX	(b)	667	785	—	—	667	785	1,452	(216)	1985	7/17/2013	10 to 35 Years
Church’s Chicken	Abilene, TX	(b)	198	311	—	—	198	311	509	(130)	1975	7/17/2013	10 to 26 Years
Church’s Chicken	San Antonio, TX	(b)	685	257	—	—	685	257	942	(96)	1976	7/17/2013	9 to 35 Years
Church’s Chicken	San Antonio, TX	(b)	592	336	—	—	592	336	928	(121)	1968	7/17/2013	9 to 35 Years
Church’s Chicken	Montgomery, AL	(b)	247	376	—	—	247	376	623	(209)	1999	7/17/2013	10 to 24 Years
Church’s Chicken	Kansas City, MO	(b)	462	673	—	—	462	673	1,135	(207)	1996	7/17/2013	10 to 35 Years
Church’s Chicken	Port Lavaca, TX	(b)	339	594	—	—	339	594	933	(211)	1985	7/17/2013	11 to 28 Years

12
6

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Church’s Chicken	Dallas, TX	(b)	164	431	—	—	164	431	595	(214)	1968	7/17/2013	10 to 18 Years
Church’s Chicken	Oro Valley, AZ	(b)	262	193	—	—	262	193	455	(133)	1983	7/17/2013	11 to 23 Years
Church’s Chicken	McAllen, TX	(b)	601	539	—	—	601	539	1,140	(173)	1985	7/17/2013	11 to 35 Years
Church’s Chicken	Memphis, TN	(b)	156	351	—	—	156	351	507	(164)	1971	7/17/2013	7 to 25 Years
Church’s Chicken	Kansas City, MO	(b)	189	837	—	—	189	837	1,026	(313)	1996	7/17/2013	9 to 25 Years
Church’s Chicken	Edinburg, TX	(b)	624	888	—	—	624	888	1,512	(250)	1985	7/17/2013	11 to 35 Years
Church’s Chicken	North Little Rock, AR	(b)	128	351	—	—	128	351	479	(143)	1999	7/17/2013	10 to 28 Years
Church’s Chicken	Grand Prairie, TX	(b)	147	535	—	—	147	535	682	(186)	1985	7/17/2013	11 to 30 Years
Church’s Chicken	Phoenix, AZ	(b)	400	120	—	—	400	120	520	(109)	1977	7/17/2013	11 to 13 Years
Church’s Chicken	Pine Bluff, AR	(b)	854	431	—	—	854	431	1,285	(126)	1971	7/17/2013	7 to 35 Years
Church’s Chicken	Oklahoma City, OK	(b)	223	469	—	—	223	469	692	(239)	1998	7/17/2013	8 to 22 Years
Church’s Chicken	San Antonio, TX	(b)	375	282	—	—	375	282	657	(156)	1965	7/17/2013	9 to 21 Years
Church’s Chicken	Jackson, MS	(b)	195	582	—	—	195	582	777	(193)	2000	7/17/2013	11 to 30 Years
Church’s Chicken	Victoria, TX	(b)	129	490	—	—	129	490	619	(189)	1985	7/17/2013	11 to 28 Years
Church’s Chicken	Richland Hills, TX	(b)	229	199	—	—	229	199	428	(103)	1999	7/17/2013	10 to 25 Years
Church’s Chicken	Brownsville, TX	(b)	267	652	—	—	267	652	919	(177)	2000	7/17/2013	10 to 35 Years
Church’s Chicken	Tulsa, OK	(b)	767	466	—	—	767	466	1,233	(161)	1976	7/17/2013	8 to 35 Years
Church’s Chicken	Dallas, TX	(b)	249	431	—	—	249	431	680	(136)	1985	7/17/2013	9 to 33 Years
Church’s Chicken	Pleasanton, TX	(b)	230	1,052	—	—	230	1,052	1,282	(296)	1985	7/17/2013	11 to 35 Years
Church’s Chicken	Tyler, TX	(b)	227	527	—	—	227	527	754	(154)	1976	7/17/2013	11 to 35 Years
Church’s Chicken	Oklahoma City, OK	(b)	200	428	—	—	200	428	628	(184)	1971	7/17/2013	9 to 25 Years
Church’s Chicken	Laurel, MS	(b)	690	290	—	—	690	290	980	(161)	1971	7/17/2013	11 to 24 Years
Church’s Chicken	Atlanta, GA	(b)	336	346	—	—	336	346	682	(222)	1981	7/17/2013	11 to 22 Years
Church’s Chicken	Garland, TX	(b)	141	455	—	—	141	455	596	(180)	1986	7/17/2013	10 to 25 Years
Church’s Chicken	LaGrange, GA	(b)	555	44	—	—	555	44	599	(294)	1978	7/17/2013	7 to 30 Years
Church’s Chicken	McAllen, TX	(b)	747	408	—	—	747	408	1,155	(125)	1992	7/17/2013	10 to 35 Years
Church’s Chicken	Decatur, GA	(b)	566	49	—	—	566	49	615	(106)	1979	7/17/2013	3 to 11 Years
Church’s Chicken	East Point, GA	(b)	429	245	—	—	429	245	674	(211)	1977	7/17/2013	11 to 19 Years
Church’s Chicken	Brownsville, TX	(b)	571	930	—	—	571	930	1,501	(304)	2002	7/17/2013	11 to 35 Years
Church’s Chicken	Macon, GA	(b)	291	628	—	—	291	628	919	(185)	1983	7/17/2013	10 to 35 Years
Church’s Chicken	Kingsville, TX	(b)	263	461	—	—	263	461	724	(145)	1977	7/17/2013	9 to 35 Years
Church’s Chicken	Atlanta, GA	(b)	554	258	—	—	554	258	812	(182)	1980	7/17/2013	11 to 23 Years
Church’s Chicken	Victoria, TX	(b)	367	182	—	—	367	182	549	(104)	1984	7/17/2013	11 to 22 Years
Church’s Chicken	Norfolk, VA	(b)	373	517	—	—	373	517	890	(284)	1988	7/17/2013	7 to 20 Years
Church’s Chicken	Dallas, TX	(b)	315	209	—	—	315	209	524	(107)	1999	7/17/2013	10 to 25 Years
Church’s Chicken	Austin, TX	(b)	904	477	—	—	904	477	1,381	(148)	1976	7/17/2013	11 to 35 Years
Church’s Chicken	Atlanta, GA	(b)	394	268	—	—	394	268	662	(228)	1975	7/17/2013	11 to 16 Years

12
7

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Church’s Chicken	Donna, TX	(b)	1,091	540	—	—	1,091	540	1,631	(174)	1984	7/17/2013	10 to 35 Years
Church’s Chicken	Montgomery, AL	(b)	313	601	—	—	313	601	914	(288)	1999	7/17/2013	10 to 27 Years
Church’s Chicken	Phoenix, AZ	(b)	599	412	—	—	599	412	1,011	(146)	1980	7/17/2013	10 to 35 Years
Church’s Chicken	Brownsville, TX	(b)	795	556	—	—	795	556	1,351	(157)	1977	7/17/2013	10 to 35 Years
Church’s Chicken	Phoenix, AZ	(b)	523	97	—	—	523	97	620	(100)	1976	7/17/2013	9 to 16 Years
Church’s Chicken	Elsa, TX	(b)	1,159	141	—	—	1,159	141	1,300	(90)	1984	7/17/2013	11 to 35 Years
Church’s Chicken	Birmingham, AL	(b)	107	508	—	—	107	508	615	(238)	1983	7/17/2013	7 to 19 Years
Church’s Chicken	Marietta, GA	(b)	350	173	—	—	350	173	523	(144)	1976	7/17/2013	11 to 20 Years
Church’s Chicken	Memphis, TN	(b)	264	592	—	—	264	592	856	(193)	1971	7/17/2013	11 to 35 Years
Church’s Chicken	Copperas Cove, TX	(b)	186	249	—	—	186	249	435	(118)	1973	7/17/2013	11 to 23 Years
Church’s Chicken	Irving, TX	(b)	463	338	—	—	463	338	801	(103)	1967	7/17/2013	10 to 35 Years
Church’s Chicken	New Braunfels, TX	(b)	302	526	—	—	302	526	828	(211)	1973	7/17/2013	10 to 27 Years
Church’s Chicken	Kirby, TX	(b)	224	262	—	—	224	262	486	(149)	1985	7/17/2013	9 to 18 Years
Church’s Chicken	Memphis, TN	(b)	163	295	—	—	163	295	458	(141)	1979	7/17/2013	10 to 25 Years
Church’s Chicken	Hobbs, NM	(b)	706	534	—	—	706	534	1,240	(197)	1974	7/17/2013	11 to 35 Years
Church’s Chicken	San Antonio, TX	(b)	544	521	—	—	544	521	1,065	(168)	1967	7/17/2013	11 to 33 Years
Church’s Chicken	Little Rock, AR	(b)	332	432	—	—	332	432	764	(132)	1971	7/17/2013	9 to 35 Years
Church’s Chicken	Greenville, TX	(b)	325	441	—	—	325	441	766	(133)	1972	7/17/2013	10 to 35 Years
Church’s Chicken	Columbus, GA	(b)	342	49	—	—	342	49	391	(116)	1978	7/17/2013	9 to 23 Years
Church’s Chicken	Portsmouth, VA	(b)	574	419	—	—	574	419	993	(202)	1988	7/17/2013	10 to 25 Years
Church’s Chicken	Jackson, MS	(b)	996	610	—	—	996	610	1,606	(211)	1978	7/17/2013	11 to 35 Years
Church’s Chicken	Phoenix, AZ	(b)	368	267	—	—	368	267	635	(122)	1974	7/17/2013	11 to 23 Years
Church’s Chicken	Floresville, TX	(b)	109	555	—	—	109	555	664	(220)	1985	7/17/2013	9 to 25 Years
Church’s Chicken	Montgomery, AL	(b)	288	623	—	—	288	623	911	(182)	1998	7/17/2013	9 to 35 Years
Church’s Chicken	Alamo, TX	(b)	1,745	715	—	—	1,745	715	2,460	(190)	1984	7/17/2013	9 to 35 Years
Church’s Chicken	Mission, TX	(b)	577	598	—	—	577	598	1,175	(185)	1981	7/17/2013	9 to 35 Years
Church’s Chicken	Kansas City, MO	(b)	312	574	—	—	312	574	886	(197)	1996	7/17/2013	10 to 30 Years
Church’s Chicken	Cleburne, TX	(b)	129	482	—	—	129	482	611	(199)	1997	7/17/2013	9 to 25 Years
Church’s Chicken	Brownsville, TX	(b)	430	656	—	—	430	656	1,086	(288)	1985	7/17/2013	11 to 29 Years
Church’s Chicken	Decatur, GA	(b)	570	30	—	—	570	30	600	(102)	1981	7/17/2013	7 to 25 Years
Church’s Chicken	Odessa, TX	(b)	670	563	—	—	670	563	1,233	(182)	1972	7/17/2013	10 to 35 Years
Church’s Chicken	Memphis, TN	(b)	212	245	—	—	212	245	457	(160)	1971	7/17/2013	7 to 25 Years
Church’s Chicken	Kansas City, MO	(b)	135	616	—	—	135	616	751	(230)	1996	7/17/2013	10 to 25 Years
Church’s Chicken	Phoenix, AZ	(b)	415	403	—	—	415	403	818	(150)	1975	7/17/2013	8 to 27 Years
Church’s Chicken	Kansas City, MO	(b)	310	580	—	—	310	580	890	(199)	1996	7/17/2013	10 to 31 Years
Church’s Chicken	Eagle Pass, TX	(b)	597	385	—	—	597	385	982	(141)	1977	7/17/2013	9 to 35 Years
Church’s Chicken	Phenix City, AL	(b)	493	497	—	—	493	497	990	(135)	1978	7/17/2013	8 to 35 Years

12
8

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Church’s Chicken	Mercedes, TX	(b)	535	575	—	—	535	575	1,110	(177)	1982	7/17/2013	11 to 35 Years
Church’s Chicken	Tucson, AZ	(b)	221	434	—	—	221	434	655	(157)	1980	7/17/2013	11 to 27 Years
Church’s Chicken	Dallas, TX	(b)	174	450	—	—	174	450	624	(180)	1969	7/17/2013	10 to 26 Years
Church’s Chicken	Raymondville, TX	(b)	660	455	—	—	660	455	1,115	(175)	1984	7/17/2013	9 to 35 Years
Church’s Chicken	Temple, TX	(b)	705	493	—	—	705	493	1,198	(145)	1983	7/17/2013	10 to 35 Years
Church’s Chicken	Pharr, TX	(b)	694	441	—	—	694	441	1,135	(196)	1997	7/17/2013	10 to 26 Years
Church’s Chicken	Midwest City, OK	(b)	318	623	—	—	318	623	941	(188)	1985	7/17/2013	9 to 35 Years
Church’s Chicken	San Antonio, TX	(b)	283	573	—	—	283	573	856	(232)	1971	7/17/2013	11 to 33 Years
Church’s Chicken	Vicksburg, MS	(b)	278	333	—	—	278	333	611	(166)	1972	7/17/2013	11 to 25 Years
Church’s Chicken	Lewisville, TX	(b)	913	470	—	—	913	470	1,383	(183)	1976	7/17/2013	8 to 35 Years
Church’s Chicken	Nogales, AZ	(b)	207	448	—	—	207	448	655	(186)	1976	7/17/2013	11 to 25 Years
Church’s Chicken	Roma, TX	(b)	478	855	—	—	478	855	1,333	(268)	1985	7/17/2013	11 to 35 Years
Church’s Chicken	Little Rock, AR	(b)	263	492	—	—	263	492	755	(154)	1975	7/17/2013	9 to 35 Years
Church’s Chicken	Jackson, MS	(b)	215	476	—	—	215	476	691	(191)	1977	7/17/2013	11 to 25 Years
Church’s Chicken	Montgomery, AL	(b)	455	579	—	—	455	579	1,034	(219)	1972	7/17/2013	11 to 33 Years
Church’s Chicken	Roswell, NM	(b)	343	321	—	—	343	321	664	(207)	1974	7/17/2013	11 to 23 Years
Church’s Chicken	Haltom City, TX	(b)	571	425	—	—	571	425	996	(144)	2007	7/17/2013	11 to 35 Years
Church’s Chicken	Tulsa, OK	(b)	315	717	—	—	315	717	1,032	(207)	1976	7/17/2013	10 to 35 Years
Church’s Chicken	San Benito, TX	(b)	1,641	688	—	—	1,641	688	2,329	(190)	1977	7/17/2013	9 to 35 Years
Church’s Chicken	Americus, GA	(b)	282	406	—	—	282	406	688	(214)	1978	7/17/2013	11 to 23 Years
Church’s Chicken	Altus, OK	(b)	70	413	—	—	70	413	483	(163)	1980	7/17/2013	7 to 25 Years
Church’s Chicken	Memphis, TN	(b)	288	278	—	—	288	278	566	(186)	1976	7/17/2013	6 to 20 Years
Church’s Chicken	San Antonio, TX	(b)	397	700	—	—	397	700	1,097	(213)	1984	7/17/2013	11 to 35 Years
Church’s Chicken	Lubbock, TX	(b)	325	794	—	—	325	794	1,119	(247)	2004	7/17/2013	11 to 34 Years
Church’s Chicken	Harlingen, TX	(b)	226	519	—	—	226	519	745	(193)	1973	7/17/2013	11 to 30 Years
Church’s Chicken	Kansas City, MO	(b)	348	730	—	—	348	730	1,078	(220)	1996	7/17/2013	10 to 35 Years
Church’s Chicken	Fort Worth, TX	(b)	157	263	—	—	157	263	420	(154)	1965	7/17/2013	11 to 20 Years
Church’s Chicken	San Antonio, TX	(b)	205	1,042	(82)	(1,042)	123	—	123	—	1976	7/17/2013	(g)
Church’s Chicken	Fort Worth, TX	(b)	200	643	—	—	200	643	843	(222)	1979	7/17/2013	11 to 30 Years
Church’s Chicken	Memphis, TN	(b)	180	316	—	—	180	316	496	(165)	1971	7/17/2013	7 to 20 Years
Church’s Chicken	Birmingham, AL	(b)	192	656	—	—	192	656	848	(327)	1981	7/17/2013	7 to 19 Years
Church’s Chicken	Brownsville, TX	(b)	369	679	—	—	369	679	1,048	(210)	1972	7/17/2013	11 to 35 Years
Church’s Chicken	Macon, GA	(b)	185	553	—	—	185	553	738	(193)	1980	7/17/2013	11 to 30 Years
Church’s Chicken	Mesquite, TX	(b)	234	459	—	—	234	459	693	(193)	2001	7/17/2013	11 to 28 Years
Church’s Chicken	Tucson, AZ	(b)	349	479	—	—	349	479	828	(157)	1976	7/17/2013	11 to 35 Years
Church’s Chicken	Phoenix, AZ	(b)	321	276	—	—	321	276	597	(160)	1975	7/17/2013	10 to 20 Years
Church’s Chicken	Decatur, GA	(b)	459	133	—	—	459	133	592	(118)	1974	7/17/2013	11 to 20 Years

12
9

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Church’s Chicken	Albuquerque, NM	(b)	466	591	—	—	466	591	1,057	(203)	1976	7/17/2013	11 to 35 Years
Church’s Chicken	Memphis, TN	(b)	128	232	—	—	128	232	360	(131)	1971	7/17/2013	8 to 20 Years
Church’s Chicken	Waco, TX	(b)	365	542	—	—	365	542	907	(145)	1969	7/17/2013	10 to 35 Years
Church’s Chicken	Bryan, TX	(b)	441	766	—	—	441	766	1,207	(194)	1972	7/17/2013	10 to 35 Years
Church’s Chicken	Grand Prairie, TX	(b)	335	527	—	—	335	527	862	(169)	1980	7/17/2013	10 to 35 Years
Church’s Chicken	Talladega, AL	(b)	247	245	—	—	247	245	492	(197)	1998	7/17/2013	11 to 21 Years
Church’s Chicken	Laredo, TX	(b)	272	713	—	—	272	713	985	(185)	1966	7/17/2013	11 to 35 Years
Church’s Chicken	Birmingham, AL	(b)	131	526	—	—	131	526	657	(256)	1984	7/17/2013	7 to 19 Years
Church’s Chicken	Jackson, MS	(b)	447	555	—	—	447	555	1,002	(207)	1998	7/17/2013	11 to 35 Years
Church’s Chicken	La Feria, TX	(b)	369	941	—	—	369	941	1,310	(257)	2003	7/17/2013	11 to 35 Years
Church’s Chicken	Port Isabel, TX	(b)	348	672	—	—	348	672	1,020	(222)	2004	7/17/2013	11 to 31 Years
Church’s Chicken	Hidalgo, TX	(b)	352	1,043	—	—	352	1,043	1,395	(307)	2001	7/17/2013	10 to 31 Years
Church’s Chicken	Weslaco, TX	(b)	860	513	—	—	860	513	1,373	(157)	1990	7/17/2013	11 to 35 Years
Church’s Chicken	Universal City, TX	(b)	408	369	—	—	408	369	777	(182)	1989	7/17/2013	9 to 25 Years
Church’s Chicken	Montgomery, AL	(b)	177	516	—	—	177	516	693	(285)	1984	7/17/2013	9 to 19 Years
Church’s Chicken	Atlanta, GA	(b)	683	5	—	—	683	5	688	(106)	1975	7/17/2013	11 to 23 Years
Church’s Chicken	Albuquerque, NM	(b)	293	300	—	—	293	300	593	(192)	1976	7/17/2013	11 to 25 Years
Church’s Chicken	Albuquerque, NM	(b)	267	439	—	—	267	439	706	(226)	1975	7/17/2013	11 to 25 Years
Church’s Chicken	Memphis, TN	(b)	206	471	—	—	206	471	677	(194)	1979	7/17/2013	10 to 25 Years
Church’s Chicken	Fort Valley, GA	(b)	353	379	(87)	—	266	379	645	(208)	1985	7/17/2013	11 to 23 Years
Church’s Chicken	Little Rock, AR	(b)	99	500	—	—	99	500	599	(168)	1970	7/17/2013	8 to 30 Years
Church’s Chicken	Austin, TX	(b)	418	872	—	—	418	872	1,290	(236)	1986	7/17/2013	11 to 35 Years
Church’s Chicken	Albuquerque, NM	(b)	265	575	—	—	265	575	840	(262)	1980	7/17/2013	11 to 26 Years
Church’s Chicken	Laredo, TX	(b)	727	698	—	—	727	698	1,425	(191)	1968	7/17/2013	11 to 35 Years
Church’s Chicken	Griffin, GA	(b)	215	492	—	—	215	492	707	(212)	1978	7/17/2013	11 to 25 Years
Church’s Chicken	San Antonio, TX	(b)	369	226	—	—	369	226	595	(103)	1986	7/17/2013	10 to 25 Years
Church’s Chicken	Odessa, TX	(b)	597	443	—	—	597	443	1,040	(155)	1979	7/17/2013	10 to 35 Years
Church’s Chicken	Memphis, TN	(b)	426	608	—	—	426	608	1,034	(217)	1971	7/17/2013	11 to 32 Years
Church’s Chicken	San Antonio, TX	(b)	395	414	—	—	395	414	809	(186)	1984	7/17/2013	11 to 25 Years
Church’s Chicken	Harlingen, TX	(b)	923	753	—	—	923	753	1,676	(202)	1985	7/17/2013	10 to 35 Years
Church’s Chicken	Weslaco, TX	(b)	291	786	—	—	291	786	1,077	(289)	1970	7/17/2013	11 to 25 Years
Church’s Chicken	Killeen, TX	(b)	289	513	—	—	289	513	802	(157)	1974	7/17/2013	9 to 35 Years
Church’s Chicken	The Village, OK	(b)	211	650	—	—	211	650	861	(181)	1978	7/17/2013	9 to 35 Years
Church’s Chicken	Gulfport, MS	(b)	540	429	—	—	540	429	969	(122)	1971	7/17/2013	11 to 35 Years
Church’s Chicken	Dallas, TX	(b)	392	501	—	—	392	501	893	(182)	1985	7/17/2013	11 to 30 Years
Church’s Chicken	Greensboro, AL	(b)	100	663	—	—	100	663	763	(202)	1986	7/17/2013	7 to 35 Years
Church’s Chicken	Beeville, TX	(b)	120	488	—	—	120	488	608	(206)	1972	7/17/2013	9 to 25 Years

1
30

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Cinemark	Tucson, AZ	(b)	4,023	10,346	—	52	4,023	10,398	14,421	(1,270)	2016	2/21/2017	15 to 50 Years
Circle K	Akron, OH	(b)	424	1,139	—	—	424	1,139	1,563	(408)	1995	7/17/2013	13 to 30 Years
Circle K	Cuyahoga Falls, OH	(b)	657	1,018	—	—	657	1,018	1,675	(449)	1995	7/17/2013	13 to 30 Years
Circle K	Cleveland, OH	(b)	804	1,513	—	—	804	1,513	2,317	(514)	2002	7/17/2013	13 to 35 Years
Circle K	Akron, OH	(b)	587	1,073	—	—	587	1,073	1,660	(428)	1998	7/17/2013	13 to 32 Years
Circle K	Augusta, GA	(b)	400	1,540	—	—	400	1,540	1,940	(472)	1981	7/17/2013	13 to 30 Years
Circle K	Auburn, AL	(b)	757	1,199	—	—	757	1,199	1,956	(527)	1990	7/17/2013	10 to 25 Years
Circle K	El Paso, TX	(b)	1,143	1,029	—	—	1,143	1,029	2,172	(674)	2000	7/17/2013	4 to 27 Years
Circle K	Fort Mill, SC	(b)	1,589	1,356	—	—	1,589	1,356	2,945	(462)	1999	7/17/2013	10 to 33 Years
Circle K	Mount Pleasant, SC	(b)	1,328	1,073	—	—	1,328	1,073	2,401	(369)	1978	7/17/2013	7 to 30 Years
Circle K	Goose Creek, SC	(b)	682	1,571	—	—	682	1,571	2,253	(714)	1983	7/17/2013	7 to 20 Years
Circle K	Akron, OH	(b)	500	2,058	—	—	500	2,058	2,558	(603)	1999	7/17/2013	15 to 33 Years
Circle K	Akron, OH	(b)	337	1,149	—	—	337	1,149	1,486	(347)	2001	7/17/2013	15 to 35 Years
Circle K	Parma, OH	(b)	437	1,166	—	—	437	1,166	1,603	(346)	2002	7/17/2013	15 to 35 Years
Circle K	Twinsburg, OH	(b)	556	1,317	—	—	556	1,317	1,873	(415)	2005	7/17/2013	15 to 37 Years
Circle K	Savannah, GA	(b)	1,001	847	—	—	1,001	847	1,848	(445)	1997	7/17/2013	8 to 37 Years
Circle K	Phenix City, AL	(b)	554	1,392	—	—	554	1,392	1,946	(496)	1999	7/17/2013	13 to 33 Years
Circle K	Macon, GA	(b)	470	1,226	—	—	470	1,226	1,696	(529)	1974	7/17/2013	7 to 35 Years
Circle K	Lanett, AL	(b)	299	844	—	—	299	844	1,143	(341)	1974	7/17/2013	10 to 25 Years
Circle K	Monroe, LA	(b)	517	1,455	—	—	517	1,455	1,972	(645)	1986	7/17/2013	6 to 28 Years
Circle K	Akron, OH	(b)	595	1,031	—	—	595	1,031	1,626	(409)	1995	7/17/2013	14 to 30 Years
Circle K	Akron, OH	(b)	554	824	—	—	554	824	1,378	(295)	1969	7/17/2013	14 to 38 Years
Circle K	Akron, OH	(b)	517	1,122	—	—	517	1,122	1,639	(432)	1994	7/17/2013	13 to 29 Years
Circle K	Barberton, OH	(b)	255	1,244	—	—	255	1,244	1,499	(445)	1991	7/17/2013	12 to 26 Years
Circle K	Charlotte, NC	(b)	1,442	789	—	—	1,442	789	2,231	(442)	1997	7/17/2013	8 to 35 Years
Circle K	Savannah, GA	(b)	831	869	—	—	831	869	1,700	(368)	1990	7/17/2013	14 to 30 Years
Circle K	Columbus, GA	(b)	574	1,039	—	—	574	1,039	1,613	(354)	1984	7/17/2013	13 to 32 Years
Circle K	Opelika, AL	(b)	960	1,716	—	—	960	1,716	2,676	(787)	1988	7/17/2013	10 to 25 Years
Circle K	Baton Rouge, LA	(b)	260	859	—	—	260	859	1,119	(346)	1976	7/17/2013	7 to 25 Years
Circle K	West Monroe, LA	(b)	686	981	—	—	686	981	1,667	(723)	1983	7/17/2013	5 to 25 Years
Circle K	Copley, OH	(b)	379	999	—	—	379	999	1,378	(396)	1993	7/17/2013	12 to 28 Years
Circle K	Akron, OH	(b)	283	1,160	—	—	283	1,160	1,443	(365)	1997	7/17/2013	14 to 32 Years
Circle K	Akron, OH	(b)	434	1,198	—	—	434	1,198	1,632	(446)	1994	7/17/2013	14 to 29 Years
Circle K	Huntersville, NC	(b)	1,539	924	—	—	1,539	924	2,463	(578)	1996	7/17/2013	8 to 35 Years
Circle K	Springdale, SC	(b)	794	767	—	—	794	767	1,561	(291)	1999	7/17/2013	13 to 33 Years
Circle K	Charleston, SC	(b)	1,547	1,242	—	—	1,547	1,242	2,789	(677)	1987	7/17/2013	7 to 20 Years
Circle K	Port Wentworth, GA	(b)	1,627	1,131	—	—	1,627	1,131	2,758	(791)	1991	7/17/2013	4 to 35 Years

1
31

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Circle K	Columbus, GA	(b)	867	2,299	—	—	867	2,299	3,166	(741)	1978	7/17/2013	13 to 30 Years
Circle K	Baton Rouge, LA	(b)	330	997	—	—	330	997	1,327	(346)	1970	7/17/2013	8 to 30 Years
Circle K	Cuyahoga Falls, OH	(b)	342	806	—	—	342	806	1,148	(334)	1972	7/17/2013	12 to 26 Years
Circle K	Akron, OH	(b)	343	1,193	—	—	343	1,193	1,536	(397)	1991	7/17/2013	15 to 31 Years
Circle K	Akron, OH	(b)	513	1,251	—	—	513	1,251	1,764	(432)	1996	7/17/2013	15 to 31 Years
Circle K	Bedford, OH	(b)	750	680	—	—	750	680	1,430	(321)	2000	7/17/2013	15 to 33 Years
Circle K	El Paso, TX	(b)	987	558	—	—	987	558	1,545	(290)	1999	7/17/2013	3 to 26 Years
Circle K	Valley, AL	(b)	754	804	—	—	754	804	1,558	(359)	1974	7/17/2013	9 to 25 Years
Circle K	Midland, GA	(b)	637	2,136	—	—	637	2,136	2,773	(576)	1995	7/17/2013	9 to 35 Years
Circle K	Columbus, GA	(b)	1,465	2,088	—	—	1,465	2,088	3,553	(729)	1995	7/17/2013	11 to 34 Years
Circle K	Baton Rouge, LA	(b)	481	913	—	—	481	913	1,394	(374)	1977	7/17/2013	8 to 30 Years
Circle K	Akron, OH	(b)	321	1,179	—	—	321	1,179	1,500	(401)	1994	7/17/2013	13 to 29 Years
Circle K	Barberton, OH	(b)	884	1,885	—	—	884	1,885	2,769	(653)	1981	7/17/2013	13 to 34 Years
Circle K	Norton, OH	(b)	581	1,460	—	—	581	1,460	2,041	(478)	1984	7/17/2013	13 to 35 Years
Circle K	Willoughby, OH	(b)	477	1,167	—	—	477	1,167	1,644	(397)	1986	7/17/2013	13 to 32 Years
Circle K	Columbia, SC	(b)	1,261	985	—	—	1,261	985	2,246	(422)	1993	7/17/2013	10 to 28 Years
Circle K	El Paso, TX	(b)	1,090	1,203	—	—	1,090	1,203	2,293	(654)	1999	7/17/2013	6 to 35 Years
Circle K	Martinez, GA	(b)	626	996	—	—	626	996	1,622	(574)	1985	7/17/2013	3 to 35 Years
Circle K	Pine Mountain, GA	(b)	454	1,627	—	—	454	1,627	2,081	(518)	1999	7/17/2013	10 to 37 Years
Circle K	Beaufort, SC	(b)	850	1,337	—	—	850	1,337	2,187	(494)	1997	7/17/2013	12 to 34 Years
Circle K	West Monroe, LA	(b)	425	1,558	—	—	425	1,558	1,983	(618)	1999	7/17/2013	3 to 35 Years
Circle K	Akron, OH	(b)	402	1,263	—	—	402	1,263	1,665	(383)	2000	7/17/2013	13 to 34 Years
Circle K	Akron, OH	(b)	291	1,230	—	—	291	1,230	1,521	(467)	1950	7/17/2013	12 to 25 Years
Circle K	Canton, OH	(b)	362	1,159	—	—	362	1,159	1,521	(444)	1990	7/17/2013	12 to 26 Years
Circle K	Maple Heights, OH	(b)	747	917	—	—	747	917	1,664	(389)	1998	7/17/2013	13 to 32 Years
Circle K	Brookpark, OH	(b)	623	978	—	—	623	978	1,601	(374)	1998	7/17/2013	13 to 32 Years
Circle K	Charlotte, NC	(b)	1,392	563	—	—	1,392	563	1,955	(482)	1991	7/17/2013	6 to 32 Years
Circle K	Mobile, AL	(b)	552	1,664	—	—	552	1,664	2,216	(684)	1987	7/17/2013	11 to 24 Years
Circle K	Bluffton, SC	(b)	1,531	645	—	—	1,531	645	2,176	(344)	1997	7/17/2013	10 to 32 Years
Circle K	Macon, GA	(b)	471	1,066	—	—	471	1,066	1,537	(496)	1993	7/17/2013	5 to 35 Years
Circle K	Mobile, AL	(b)	939	878	—	—	939	878	1,817	(470)	1988	7/17/2013	13 to 25 Years
Circle K	Shreveport, LA	(b)	369	1,183	—	—	369	1,183	1,552	(463)	1988	7/17/2013	4 to 25 Years
Circle K	Seville, OH	(b)	1,141	2,604	—	—	1,141	2,604	3,745	(844)	2003	7/17/2013	15 to 36 Years
Circle K	Barberton, OH	(b)	321	1,219	—	—	321	1,219	1,540	(390)	1983	7/17/2013	14 to 31 Years
Circle K	Fairlawn, OH	(b)	616	1,064	—	—	616	1,064	1,680	(440)	1993	7/17/2013	13 to 28 Years
Circle K	Northfield, OH	(b)	873	1,633	—	—	873	1,633	2,506	(594)	1983	7/17/2013	15 to 35 Years
Circle K	Columbus, GA	(b)	730	1,317	—	—	730	1,317	2,047	(495)	1978	7/17/2013	13 to 28 Years

1
3
2

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Circle K	Albuquerque, NM	(b)	699	777	—	—	699	777	1,476	(522)	1994	7/17/2013	9 to 35 Years
Circle K	North Augusta, SC	(b)	1,065	894	—	—	1,065	894	1,959	(318)	1999	7/17/2013	12 to 33 Years
Circle K	Bossier City, LA	(b)	565	1,051	(21)	—	544	1,051	1,595	(418)	1987	7/17/2013	9 to 25 Years
City Electric Supply	Albany, GA	(b)	253	919	—	—	253	919	1,172	(6)	1975	11/30/2020	10 to 35 Years
City Electric Supply	Boynton Beach, FL	(b)	222	613	—	—	222	613	835	(3)	1963	11/30/2020	10 to 40 Years
City Electric Supply	Brunswick, GA	(b)	282	1,019	—	—	282	1,019	1,301	(6)	1991	11/30/2020	10 to 35 Years
City Electric Supply	Calhoun, GA	(b)	779	462	—	—	779	462	1,241	(3)	1994	11/30/2020	10 to 35 Years
City Electric Supply	Alcoa, TN	(b)	264	790	—	—	264	790	1,054	(5)	1955	11/30/2020	10 to 35 Years
City Electric Supply	Conway, SC	(b)	224	1,102	—	—	224	1,102	1,326	(3)	2008	11/30/2020	11 to 41 Years
City Electric Supply	Fernandina Beach, FL	(b)	352	868	—	—	352	868	1,220	(5)	1976	11/30/2020	10 to 40 Years
City Electric Supply	Franklin, NC	(b)	301	1,352	—	—	301	1,352	1,653	(9)	2001	11/30/2020	10 to 36 Years
City Electric Supply	Kenwood Estates, FL	(b)	359	695	—	—	359	695	1,054	(4)	1995	11/30/2020	10 to 40 Years
City Electric Supply	Doral, FL	(b)	163	604	—	—	163	604	767	(1)	1983	11/30/2020	10 to 35 Years
City Electric Supply	Marble Falls, TX	(b)	383	1,682	—	—	383	1,682	2,065	(9)	2007	11/30/2020	10 to 40 Years
City Electric Supply	Chattanooga, TN	(b)	150	1,241	—	—	150	1,241	1,391	(3)	1957	11/30/2020	10 to 40 Years
City Electric Supply	Greenville, SC	(b)	754	1,178	—	—	754	1,178	1,932	(4)	1955	11/30/2020	10 to 35 Years
City Electric Supply	Griffin, GA	(b)	595	955	—	—	595	955	1,550	(7)	2004	11/30/2020	12 to 42 Years
City Electric Supply	Jacksonville Beach, FL	(b)	184	642	—	—	184	642	826	(4)	1999	11/30/2020	10 to 35 Years
City Electric Supply	Jacksonville, FL	(b)	239	691	—	—	239	691	930	(4)	1995	11/30/2020	10 to 35 Years
City Electric Supply	Lake City, FL	(b)	237	598	—	—	237	598	835	(4)	1986	11/30/2020	10 to 35 Years
City Electric Supply	Greeley, CO	(b)	66	832	—	—	66	832	898	(2)	1999	11/30/2020	41 to 41 Years
City Electric Supply	Lancaster, SC	(b)	755	756	—	—	755	756	1,511	(5)	1978	11/30/2020	5 to 35 Years
City Electric Supply	Lawrenceville, GA	(b)	430	1,098	—	—	430	1,098	1,528	(7)	2001	11/30/2020	10 to 42 Years
City Electric Supply	Lexington, SC	(b)	570	2,077	—	—	570	2,077	2,647	(8)	1992	11/30/2020	10 to 35 Years
City Electric Supply	Cumberland, MD	(b)	414	1,076	—	—	414	1,076	1,490	(5)	1935	11/30/2020	10 to 40 Years
City Electric Supply	Brandon, FL	(b)	212	842	—	—	212	842	1,054	(5)	1985	11/30/2020	10 to 35 Years
City Electric Supply	Mesa, AZ	(b)	84	1,341	—	—	84	1,341	1,425	(2)	2005	11/30/2020	45 to 45 Years
City Electric Supply	Kannapolis, NC	(b)	254	2,795	—	—	254	2,795	3,049	(12)	1942	11/30/2020	10 to 40 Years
City Electric Supply	Clearwater, FL	(b)	322	401	—	—	322	401	723	(2)	1987	11/30/2020	10 to 35 Years
City Electric Supply	Clermont, FL	(b)	160	921	—	—	160	921	1,081	(2)	1997	11/30/2020	35 to 35 Years
City Electric Supply	Milton, FL	(b)	511	524	—	—	511	524	1,035	(3)	2014	11/30/2020	13 to 43 Years
City Electric Supply	Lincolnton, NC	(b)	882	1,102	—	—	882	1,102	1,984	(8)	2001	11/30/2020	10 to 36 Years
City Electric Supply	West Deland, FL	(b)	376	761	—	—	376	761	1,137	(5)	1988	11/30/2020	10 to 35 Years
City Electric Supply	Derry, NH	(b)	110	921	—	—	110	921	1,031	(2)	2007	11/30/2020	40 to 40 Years
City Electric Supply	Phoenix, AZ	(b)	79	899	—	—	79	899	978	(2)	2004	11/30/2020	45 to 45 Years
City Electric Supply	Moultrie, GA	(b)	339	591	—	—	339	591	930	(5)	1997	11/30/2020	10 to 35 Years
City Electric Supply	Myrtle Beach, SC	(b)	357	1,636	—	—	357	1,636	1,993	(4)	1977	11/30/2020	10 to 37 Years

13
3

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
City Electric Supply	Palatka, FL	(b)	377	399	—	—	377	399	776	(3)	1995	11/30/2020	10 to 35 Years
City Electric Supply	Lynwood, IL	(b)	181	1,059	—	—	181	1,059	1,240	(6)	2000	11/30/2020	10 to 42 Years
City Electric Supply	Monroe, NC	(b)	323	1,744	—	—	323	1,744	2,067	(9)	1996	11/30/2020	11 to 41 Years
City Electric Supply	Okeechobee, FL	(b)	234	386	—	—	234	386	620	(3)	1981	11/30/2020	10 to 35 Years
City Electric Supply	Palm Bay, FL	(b)	460	687	—	—	460	687	1,147	(3)	2000	11/30/2020	10 to 35 Years
City Electric Supply	Port St Lucie, FL	(b)	397	708	—	—	397	708	1,105	(5)	1997	11/30/2020	10 to 40 Years
City Electric Supply	Salisbury, NC	(b)	440	799	—	—	440	799	1,239	(5)	2012	11/30/2020	12 to 42 Years
City Electric Supply	Rock Hill, SC	(b)	316	1,254	—	—	316	1,254	1,570	(8)	2009	11/30/2020	11 to 41 Years
City Electric Supply	New Bern, NC	(b)	300	2,017	—	—	300	2,017	2,317	(10)	1962	11/30/2020	10 to 40 Years
City Electric Supply	Rome, GA	(b)	706	1,375	—	—	706	1,375	2,081	(5)	2002	11/30/2020	10 to 37 Years
City Electric Supply	Rockledge, FL	(b)	319	405	—	—	319	405	724	(3)	1992	11/30/2020	10 to 35 Years
City Electric Supply	Garden City, GA	(b)	412	949	—	—	412	949	1,361	(6)	1986	11/30/2020	10 to 35 Years
City Electric Supply	Spartanburg, SC	(b)	324	916	—	—	324	916	1,240	(6)	1986	11/30/2020	10 to 35 Years
City Electric Supply	Port Orange, FL	(b)	318	818	—	—	318	818	1,136	(5)	1990	11/30/2020	10 to 35 Years
City Electric Supply	Summerfield, FL	(b)	414	249	—	—	414	249	663	(2)	2005	11/30/2020	10 to 39 Years
City Electric Supply	Stuart, FL	(b)	243	519	—	—	243	519	762	(3)	1966	11/30/2020	10 to 40 Years
City Electric Supply	Eastanollee, GA	(b)	441	807	—	—	441	807	1,248	(3)	2001	11/30/2020	10 to 37 Years
City Electric Supply	Tampa, FL	(b)	226	836	—	—	226	836	1,062	(4)	1982	11/30/2020	10 to 40 Years
City Electric Supply	Titusville, FL	(b)	122	705	—	—	122	705	827	(3)	1978	11/30/2020	10 to 40 Years
City Electric Supply	Walterboro, SC	(b)	191	812	—	—	191	812	1,003	(4)	1957	11/30/2020	10 to 40 Years
City Electric Supply	Warner Robins, GA	(b)	418	822	—	—	418	822	1,240	(6)	2003	11/30/2020	10 to 43 Years
City Electric Supply	Waycross, GA	(b)	558	445	—	—	558	445	1,003	(2)	1998	11/30/2020	10 to 35 Years
City Electric Supply	West Palm Beach, FL	(b)	213	404	—	—	213	404	617	(1)	1962	11/30/2020	10 to 40 Years
City Electric Supply	Winston Salem, NC	(b)	839	1,309	—	—	839	1,309	2,148	(4)	1961	11/30/2020	10 to 40 Years
City Electric Supply	Valdosta, GA	(b)	147	886	—	—	147	886	1,033	(4)	2013	11/30/2020	13 to 48 Years
City Electric Supply	Beaufort, SC	(b)	326	717	—	—	326	717	1,043	(2)	2017	11/30/2020	10 to 40 Years
City Electric Supply	Jupiter, FL	(b)	369	664	—	—	369	664	1,033	(3)	1967	11/30/2020	10 to 40 Years
City Electric Supply	Fort Myers, FL	(b)	707	2,730	—	—	707	2,730	3,437	(17)	1998	11/30/2020	10 to 35 Years
City Electric Supply	Gainesville, FL	(b)	354	796	—	—	354	796	1,150	(5)	1971	11/30/2020	10 to 35 Years
City Electric Supply	Concord, NC	(b)	263	1,455	—	—	263	1,455	1,718	(8)	2006	11/30/2020	10 to 39 Years
City Electric Supply	Denver, CO	(b)	568	1,139	—	—	568	1,139	1,707	(5)	1967	11/30/2020	10 to 40 Years
City Electric Supply	Loganville, GA	(b)	684	558	—	—	684	558	1,242	(4)	2017	11/30/2020	14 to 44 Years
City Electric Supply	Pascagoula, MS	(b)	635	1,855	—	—	635	1,855	2,490	(14)	1967	11/30/2020	10 to 35 Years
City Electric Supply	South Sumter, SC	(b)	522	409	—	—	522	409	931	(3)	2015	11/30/2020	13 to 43 Years
City Electric Supply	Miami, FL	(b)	330	437	—	—	330	437	767	(1)	2008	11/30/2020	12 to 47 Years
City Electric Supply	West Columbia, SC	(b)	552	895	—	—	552	895	1,447	(5)	2015	11/30/2020	13 to 43 Years
City Electric Supply	Raleigh, NC	(b)	382	974	—	—	382	974	1,356	(5)	1992	11/30/2020	13 to 40 Years

13
4

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
City Electric Supply	Sebring, FL	(b)	235	1,996	—	—	235	1,996	2,231	(10)	2003	11/30/2020	10 to 38 Years
City Electric Supply	Altamonte Springs, FL	(b)	580	1,953	—	—	580	1,953	2,533	(11)	1989	11/30/2020	10 to 40 Years
City Electric Supply	Ocala, FL	(b)	480	2,412	—	—	480	2,412	2,892	(14)	2001	11/30/2020	10 to 36 Years
Clean Freak	Phoenix, AZ	(b)	1,143	439	—	—	1,143	439	1,582	(139)	1970	9/29/2016	21 to 30 Years
Clean Freak	Phoenix, AZ	(b)	2,066	1,581	—	—	2,066	1,581	3,647	(376)	2009	9/29/2016	21 to 30 Years
Clean Freak	Glendale, AZ	(b)	1,524	854	—	—	1,524	854	2,378	(264)	1988	9/29/2016	21 to 30 Years
Clean Freak	Phoenix, AZ	(b)	1,835	2,332	—	54	1,835	2,386	4,221	(487)	1974	9/29/2016	21 to 30 Years
Clean Freak	Chandler, AZ	(b)	1,293	1,951	—	—	1,293	1,951	3,244	(393)	2006	9/29/2016	21 to 30 Years
Clean Freak	Springfield, IL	(b)	548	1,008	—	—	548	1,008	1,556	(40)	2016	1/16/2020	15 to 37 Years
Clean Freak	Normal, IL	(b)	1,141	2,072	—	—	1,141	2,072	3,213	(74)	2016	1/16/2020	15 to 37 Years
Clean Freak	Champaign, IL	(b)	1,886	3,356	—	—	1,886	3,356	5,242	(123)	2015	1/16/2020	15 to 37 Years
Columbus Fish Market	Grandview, OH	(b)	2,164	1,165	—	—	2,164	1,165	3,329	(667)	1960	7/17/2013	9 to 23 Years
Conney Safety	Madison, WI	(b)	1,189	11,451	—	—	1,189	11,451	12,640	(479)	1986	1/9/2020	9 to 28 Years
Convergys	Las Cruces, NM	(b)	808	6,045	—	—	808	6,045	6,853	(1,337)	2008	7/17/2013	4 to 52 Years
Cost-U-Less	St. Croix, VI	(b)	2,132	5,992	—	—	2,132	5,992	8,124	(1,683)	2005	7/17/2013	8 to 37 Years
CoxHealth	Springfield, MO	(b)	2,025	3,911	—	—	2,025	3,911	5,936	(1,265)	1990	9/23/2014	7 to 30 Years
Crème de la Crème	Duluth, GA	(b)	1,872	3,338	—	13	1,872	3,351	5,223	(128)	2007	11/25/2019	7 to 41 Years
Crème de la Crème	Romeoville, IL	(b)	2,239	3,748	—	12	2,239	3,760	5,999	(188)	2008	11/25/2019	7 to 36 Years
Crème de la Crème	Mount Laurel, NJ	(b)	2,378	4,433	—	12	2,378	4,445	6,823	(183)	2007	11/25/2019	7 to 39 Years
Crème de la Crème	Barrington, IL	(b)	1,729	2,474	—	12	1,729	2,486	4,215	(111)	2008	11/25/2019	14 to 38 Years
Crème de la Crème	Chicago, IL	(b)	2,320	4,962	—	12	2,320	4,974	7,294	(170)	2009	11/25/2019	12 to 38 Years
Crunch Fitness	Aurora, IL	(b)	668	2,615	—	23	668	2,638	3,306	(496)	2006	11/29/2016	9 to 30 Years
Crunch Fitness	Lawrenceville, GA	(b)	2,330	2,604	—	13	2,330	2,617	4,947	(124)	2017	11/25/2019	10 to 44 Years
Crunch Fitness	Boise, ID	(b)	823	3,178	—	545	823	3,723	4,546	(452)	2003	12/28/2016	10 to 40 Years
Crunch Fitness	Meridian, ID	(b)	840	2,950	—	1,028	840	3,978	4,818	(550)	1993	12/28/2016	8 to 30 Years
Crunch Fitness	Eagle, ID	(b)	1,428	5,591	—	866	1,428	6,457	7,885	(995)	1999	12/28/2016	10 to 30 Years
Crunch Fitness	Boise, ID	(b)	1,335	4,982	—	561	1,335	5,543	6,878	(881)	2001	12/28/2016	8 to 30 Years
C-Store	Charlotte, MI	(b)	224	157	—	—	224	157	381	(75)	1968	5/19/2016	17 to 30 Years
C-Store	Jackson, MI	(b)	908	1,132	—	—	908	1,132	2,040	(310)	1969	5/19/2016	21 to 30 Years
C-Store	Alma, MI	(b)	235	437	—	—	235	437	672	(109)	2006	5/19/2016	17 to 30 Years
C-Store	Scottville, MI	(b)	235	404	—	—	235	404	639	(119)	1959	5/19/2016	17 to 30 Years
C-Store	Allegan, MI	(b)	392	224	—	—	392	224	616	(113)	1965	5/19/2016	17 to 30 Years
C-Store	Edmore, MI	(b)	729	774	—	—	729	774	1,503	(255)	1999	5/19/2016	17 to 40 Years
C-Store	Wyoming, MI	(b)	314	448	—	—	314	448	762	(111)	1958	5/19/2016	17 to 30 Years
C-Store	Hastings, MI	(b)	392	437	—	190	392	627	1,019	(165)	1964	5/19/2016	17 to 30 Years
C-Store	Plainwell, MI	(b)	785	235	—	—	785	235	1,020	(163)	1998	5/19/2016	17 to 30 Years
C-Store	Ithaca, MI	(b)	538	381	—	—	538	381	919	(152)	1994	5/19/2016	17 to 30 Years

13
5

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	Midland, MI	(b)	191	67	—	—	191	67	258	(47)	1962	5/19/2016	17 to 30 Years
C-Store	Indianapolis, IN	(b)	426	191	—	—	426	191	617	(90)	1973	5/19/2016	17 to 30 Years
C-Store	Traverse City, MI	(b)	482	179	—	—	482	179	661	(70)	1971	5/19/2016	17 to 30 Years
C-Store	Burton, MI	(b)	336	1,323	—	—	336	1,323	1,659	(260)	1969	5/19/2016	17 to 30 Years
C-Store	Holland, MI	(b)	235	325	—	—	235	325	560	(89)	1957	5/19/2016	17 to 30 Years
C-Store	Norton Shores, MI	(b)	325	291	—	—	325	291	616	(114)	1962	5/19/2016	17 to 30 Years
C-Store	Rushville, IN	(b)	179	112	—	—	179	112	291	(50)	1978	5/19/2016	17 to 30 Years
C-Store	Coldwater, MI	(b)	258	135	—	—	258	135	393	(66)	1960	5/19/2016	17 to 30 Years
C-Store	Fremont, MI	(b)	269	269	—	—	269	269	538	(99)	1971	5/19/2016	17 to 30 Years
C-Store	Marquette, MI	(b)	404	146	—	—	404	146	550	(68)	1968	5/19/2016	17 to 30 Years
C-Store	St Johns, MI	(b)	460	706	(122)	(155)	338	551	889	(24)	2011	5/19/2016	12 to 25 Years
C-Store	Mason, MI	(b)	258	157	—	—	258	157	415	(78)	1971	5/19/2016	17 to 30 Years
C-Store	Freeland, MI	(b)	336	437	—	—	336	437	773	(127)	1962	5/19/2016	17 to 30 Years
C-Store	Menominee, MI	(b)	235	179	—	—	235	179	414	(73)	1966	5/19/2016	17 to 30 Years
C-Store	Merrillville, IN	(b)	303	247	—	—	303	247	550	(95)	1973	5/19/2016	17 to 30 Years
C-Store	Eaton Rapids, MI	(b)	291	448	—	—	291	448	739	(135)	1945	5/19/2016	17 to 30 Years
C-Store	Muncie, IN	(b)	448	135	—	—	448	135	583	(90)	1983	5/19/2016	17 to 30 Years
C-Store	Indianapolis, IN	(b)	325	157	—	—	325	157	482	(66)	1945	5/19/2016	17 to 30 Years
C-Store	Jackson, MI	(b)	684	1,188	—	—	684	1,188	1,872	(290)	1963	5/19/2016	17 to 30 Years
C-Store	Grayling, MI	(b)	2,052	549	—	—	2,052	549	2,601	(296)	1988	5/19/2016	17 to 30 Years
C-Store	Alpena, MI	(b)	471	561	—	—	471	561	1,032	(140)	1999	5/19/2016	17 to 40 Years
C-Store	Midland, MI	(b)	314	135	—	—	314	135	449	(75)	1960	5/19/2016	17 to 30 Years
C-Store	Stevensville, MI	(b)	482	191	—	—	482	191	673	(120)	1960	5/19/2016	17 to 30 Years
C-Store	Alpena, MI	(b)	392	336	—	—	392	336	728	(108)	1998	5/19/2016	17 to 40 Years
C-Store	Greenville, MI	(b)	437	628	—	194	437	822	1,259	(174)	1968	5/19/2016	17 to 30 Years
C-Store	Lansing, MI	(b)	269	179	—	—	269	179	448	(79)	1965	5/19/2016	17 to 30 Years
C-Store	Swartz Creek, MI	(b)	213	460	—	—	213	460	673	(113)	1952	5/19/2016	17 to 30 Years
C-Store	Spring Lake, MI	(b)	247	325	—	190	247	515	762	(124)	1964	5/19/2016	17 to 30 Years
C-Store	Sault Ste Marie, MI	(b)	1,760	561	—	—	1,760	561	2,321	(267)	1993	5/19/2016	17 to 30 Years
C-Store	Coopersville, MI	(b)	998	572	—	—	998	572	1,570	(205)	1968	5/19/2016	17 to 30 Years
C-Store	Cedar Springs, MI	(b)	191	348	—	—	191	348	539	(89)	1965	5/19/2016	17 to 30 Years
C-Store	Saginaw, MI	(b)	1,177	594	—	—	1,177	594	1,771	(236)	1989	5/19/2016	17 to 30 Years
C-Store	Saginaw, MI	(b)	359	191	—	—	359	191	550	(65)	1969	5/19/2016	17 to 30 Years
C-Store	Three Rivers, MI	(b)	1,256	1,401	—	—	1,256	1,401	2,657	(386)	1982	5/19/2016	20 to 30 Years
C-Store	Saginaw, MI	(b)	224	135	—	—	224	135	359	(63)	1960	5/19/2016	17 to 30 Years
C-Store	Grand Haven, MI	(b)	661	628	—	—	661	628	1,289	(184)	1992	5/19/2016	17 to 30 Years
C-Store	Jackson, MI	(b)	247	179	—	—	247	179	426	(82)	1965	5/19/2016	17 to 30 Years

13
6

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	Hillsdale, MI	(b)	325	157	—	—	325	157	482	(72)	1968	5/19/2016	17 to 30 Years
C-Store	Muskegon, MI	(b)	291	471	—	—	291	471	762	(138)	1964	5/19/2016	17 to 30 Years
C-Store	Zeeland, MI	(b)	213	426	—	—	213	426	639	(101)	1989	5/19/2016	17 to 30 Years
C-Store	Sparta, MI	(b)	291	650	—	—	291	650	941	(154)	1993	5/19/2016	17 to 30 Years
C-Store	Lansing, MI	(b)	336	168	—	—	336	168	504	(95)	1978	5/19/2016	17 to 30 Years
C-Store	Muskegon, MI	(b)	605	650	—	—	605	650	1,255	(190)	1959	5/19/2016	17 to 30 Years
C-Store	Cadillac, MI	(b)	370	404	—	—	370	404	774	(125)	1971	5/19/2016	17 to 30 Years
C-Store	Cynthiana, KY	(b)	119	596	—	—	119	596	715	(135)	1985	6/30/2015	15 to 30 Years
C-Store	Carlisle, KY	(b)	209	586	—	—	209	586	795	(148)	1989	6/30/2015	15 to 30 Years
C-Store	Georgetown, KY	(b)	815	934	—	—	815	934	1,749	(255)	1998	6/30/2015	15 to 30 Years
C-Store	Clay City, KY	(b)	397	884	—	—	397	884	1,281	(264)	2002	6/30/2015	15 to 30 Years
C-Store	Winchester, KY	(b)	755	775	—	—	755	775	1,530	(229)	1981	6/30/2015	15 to 30 Years
C-Store	Paris, KY	(b)	209	576	—	—	209	576	785	(146)	1992	6/30/2015	15 to 30 Years
C-Store	Georgetown, KY	(b)	725	805	—	—	725	805	1,530	(228)	1989	6/30/2015	15 to 30 Years
C-Store	Mount Sterling, KY	(b)	1,103	1,103	—	—	1,103	1,103	2,206	(330)	2000	6/30/2015	15 to 30 Years
C-Store	Irvine, KY	(b)	219	666	—	—	219	666	885	(177)	1987	6/30/2015	15 to 30 Years
C-Store	McKee, KY	(b)	119	973	—	—	119	973	1,092	(200)	1983	6/30/2015	15 to 30 Years
C-Store	Hazard, KY	(b)	288	805	—	—	288	805	1,093	(191)	1991	6/30/2015	15 to 30 Years
C-Store	Campton, KY	(b)	189	735	—	—	189	735	924	(171)	1996	6/30/2015	15 to 30 Years
C-Store	Flemingsburg, KY	(b)	1,073	1,212	—	—	1,073	1,212	2,285	(353)	1997	6/30/2015	15 to 30 Years
C-Store	Jackson, KY	(b)	417	765	—	—	417	765	1,182	(195)	1982	6/30/2015	15 to 30 Years
C-Store	Paris, KY	(b)	129	636	—	—	129	636	765	(142)	1988	6/30/2015	15 to 30 Years
C-Store	Carlisle, KY	(b)	298	874	—	—	298	874	1,172	(222)	2005	6/30/2015	15 to 30 Years
C-Store	Beattyville, KY	(b)	278	795	—	—	278	795	1,073	(186)	1981	6/30/2015	15 to 30 Years
C-Store	Harrodsburg, KY	(b)	228	824	—	—	228	824	1,052	(195)	1973	6/30/2015	15 to 30 Years
C-Store	Moneta, VA	(b)	437	934	—	—	437	934	1,371	(259)	1999	6/30/2015	15 to 30 Years
C-Store	South Boston, VA	(b)	407	834	—	—	407	834	1,241	(197)	1983	6/30/2015	15 to 30 Years
C-Store	Rustburg, VA	(b)	526	775	—	—	526	775	1,301	(233)	1990	6/30/2015	15 to 30 Years
C-Store	Roanoke, VA	(b)	616	534	—	—	616	534	1,150	(167)	1988	6/30/2015	15 to 30 Years
C-Store	South Boston, VA	(b)	894	1,232	—	—	894	1,232	2,126	(324)	1997	6/30/2015	15 to 30 Years
C-Store	Lynchburg, VA	(b)	467	1,391	—	—	467	1,391	1,858	(313)	2006	6/30/2015	15 to 30 Years
C-Store	Gretna, VA	(b)	268	798	—	—	268	798	1,066	(205)	1978	6/30/2015	15 to 30 Years
C-Store	Gretna, VA	(b)	159	1,083	—	—	159	1,083	1,242	(239)	1996	6/30/2015	15 to 30 Years
C-Store	South Boston, VA	(b)	368	517	—	—	368	517	885	(157)	1997	6/30/2015	15 to 30 Years
C-Store	Roanoke, VA	(b)	238	497	—	—	238	497	735	(117)	1988	6/30/2015	15 to 30 Years
C-Store	Madison Heights, VA	(b)	268	417	—	—	268	417	685	(113)	1983	6/30/2015	15 to 30 Years
C-Store	Lynchburg, VA	(b)	517	1,142	—	—	517	1,142	1,659	(282)	2000	6/30/2015	15 to 30 Years

13
7

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	South Boston, VA	(b)	377	705	—	—	377	705	1,082	(166)	1988	6/30/2015	15 to 30 Years
C-Store	Blairs, VA	(b)	318	636	—	—	318	636	954	(153)	1987	6/30/2015	15 to 30 Years
C-Store	Daleville, VA	(b)	467	616	—	—	467	616	1,083	(175)	1989	6/30/2015	15 to 30 Years
C-Store	Hurt, VA	(b)	685	1,023	—	—	685	1,023	1,708	(293)	1973	6/30/2015	15 to 30 Years
C-Store	Bedford, VA	(b)	258	818	—	—	258	818	1,076	(194)	1997	6/30/2015	15 to 30 Years
C-Store	Salem, VA	(b)	209	576	—	—	209	576	785	(146)	1970	6/30/2015	15 to 30 Years
C-Store	Roanoke, VA	(b)	397	685	—	—	397	685	1,082	(180)	1997	6/30/2015	15 to 30 Years
C-Store	Forest, VA	(b)	248	834	—	—	248	834	1,082	(197)	1995	6/30/2015	15 to 30 Years
C-Store	Danville, VA	(b)	348	477	—	—	348	477	825	(135)	1989	6/30/2015	15 to 30 Years
C-Store	Altavista, VA	(b)	358	1,401	—	—	358	1,401	1,759	(308)	1981	6/30/2015	15 to 30 Years
C-Store	Roanoke, VA	(b)	397	785	—	—	397	785	1,182	(198)	1986	6/30/2015	15 to 30 Years
C-Store	Salem, VA	(b)	387	1,172	—	—	387	1,172	1,559	(273)	1973	6/30/2015	15 to 30 Years
C-Store	Salem, VA	(b)	646	517	—	—	646	517	1,163	(160)	1987	6/30/2015	15 to 30 Years
C-Store	Altavista, VA	(b)	467	745	—	—	467	745	1,212	(198)	1984	6/30/2015	15 to 30 Years
C-Store	Jacksonville, FL	(b)	2,285	1,537	—	50	2,285	1,587	3,872	(705)	2010	10/28/2015	15 to 40 Years
C-Store	Apopka, FL	(b)	1,357	748	—	55	1,357	803	2,160	(439)	1997	10/28/2015	15 to 30 Years
C-Store	Belle Isle, FL	(b)	908	738	—	168	908	906	1,814	(299)	1996	10/27/2015	15 to 30 Years
C-Store	Orlando, FL	(b)	1,397	1,028	—	127	1,397	1,155	2,552	(489)	1990	10/29/2015	15 to 30 Years
C-Store	Okeechobee, FL	(b)	468	936	—	—	468	936	1,404	(249)	1976	10/30/2014	15 to 40 Years
C-Store	Fort Pierce, FL	(b)	681	1,404	—	—	681	1,404	2,085	(356)	1989	10/30/2014	15 to 40 Years
C-Store	Okeechobee, FL	(b)	808	1,191	—	—	808	1,191	1,999	(367)	1984	10/30/2014	15 to 40 Years
C-Store	Fort Pierce, FL	(b)	1,064	1,659	—	—	1,064	1,659	2,723	(466)	1977	10/30/2014	15 to 40 Years
C-Store	Okeechobee, FL	(b)	386	1,764	—	—	386	1,764	2,150	(366)	1975	10/30/2014	15 to 40 Years
C-Store	Okeechobee, FL	(b)	558	1,024	—	—	558	1,024	1,582	(265)	1986	10/30/2014	15 to 40 Years
C-Store	Belle Glade, FL	(b)	978	1,184	—	—	978	1,184	2,162	(288)	1960	10/30/2014	15 to 40 Years
C-Store	Yarmouth, ME	(b)	950	278	—	—	950	278	1,228	(186)	1990	1/24/2014	14 to 40 Years
C-Store	Waldoboro, ME	(b)	1,450	834	—	—	1,450	834	2,284	(372)	1996	1/24/2014	14 to 40 Years
C-Store	Wiscasset, ME	(b)	1,305	538	—	—	1,305	538	1,843	(380)	1992	1/24/2014	14 to 30 Years
C-Store	South Portland, ME	(b)	448	593	—	—	448	593	1,041	(193)	1970	1/24/2014	14 to 40 Years
C-Store	Hampden, ME	(b)	987	424	—	—	987	424	1,411	(328)	1997	1/24/2014	14 to 30 Years
C-Store	Presque Isle, ME	(b)	708	390	—	—	708	390	1,098	(255)	1995	1/24/2014	14 to 30 Years
C-Store	Bucksport, ME	(b)	1,203	587	—	—	1,203	587	1,790	(248)	1995	1/24/2014	14 to 40 Years
C-Store	Belmont, NH	(b)	315	218	—	—	315	218	533	(107)	1969	1/24/2014	14 to 30 Years
C-Store	Laconia, NH	(b)	411	770	—	—	411	770	1,181	(278)	1998	1/24/2014	14 to 30 Years
C-Store	Raymond, NH	(b)	1,722	430	—	—	1,722	430	2,152	(379)	1986	1/24/2014	14 to 20 Years
C-Store	Grandtham, NH	(b)	576	394	—	—	576	394	970	(190)	1989	1/24/2014	14 to 30 Years
C-Store	Belmont, NH	(b)	524	879	—	—	524	879	1,403	(341)	2002	1/24/2014	14 to 30 Years

13
8

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	Keene, NH	(b)	553	289	—	—	553	289	842	(142)	1960	1/24/2014	14 to 30 Years
C-Store	Barton, VT	(b)	307	609	—	—	307	609	916	(164)	1975	1/24/2014	14 to 40 Years
C-Store	Sherman Mills, ME	(b)	259	163	—	—	259	163	422	(120)	1974	6/28/2012	15 to 20 Years
C-Store	Bangor, ME	(b)	327	141	—	—	327	141	468	(141)	1973	6/28/2012	15 to 15 Years
C-Store	Calais, ME	(b)	187	213	—	—	187	213	400	(128)	1968	6/28/2012	15 to 20 Years
C-Store	Brewer, ME	(b)	238	260	—	—	238	260	498	(138)	1967	6/28/2012	15 to 25 Years
C-Store	Harrington, ME	(b)	331	459	—	—	331	459	790	(213)	1992	6/28/2012	15 to 32 Years
C-Store	Lewiston, ME	(b)	460	341	—	—	460	341	801	(183)	1994	6/28/2012	15 to 28 Years
C-Store	Rockland, ME	(b)	211	303	—	—	211	303	514	(126)	1984	6/28/2012	15 to 28 Years
C-Store	Oakfield, ME	(b)	273	229	—	—	273	229	502	(147)	1993	6/28/2012	15 to 25 Years
C-Store	Ashland, NH	(b)	398	157	—	—	398	157	555	(100)	1970	6/28/2012	15 to 20 Years
C-Store	Berlin, NH	(b)	387	317	—	—	387	317	704	(183)	1991	6/28/2012	15 to 22 Years
C-Store	Paris, ME	(b)	139	153	—	—	139	153	292	(104)	1954	6/28/2012	15 to 17 Years
C-Store	Madison, ME	(b)	130	410	—	—	130	410	540	(168)	1988	6/28/2012	15 to 25 Years
C-Store	Bartlett, NH	(b)	325	399	—	—	325	399	724	(160)	1998	6/28/2012	15 to 32 Years
C-Store	Auburn, ME	(b)	371	444	—	—	371	444	815	(177)	1996	6/28/2012	15 to 30 Years
C-Store	Auburn, ME	(b)	287	222	—	—	287	222	509	(127)	1968	6/28/2012	15 to 20 Years
C-Store	South Portland, ME	(b)	661	194	—	—	661	194	855	(173)	1970	6/28/2012	15 to 15 Years
C-Store	Freeport, ME	(b)	503	343	—	—	503	343	846	(159)	1991	6/28/2012	15 to 26 Years
C-Store	Sanford, ME	(b)	807	579	—	—	807	579	1,386	(230)	1997	6/28/2012	15 to 28 Years
C-Store	Gorham, NH	(b)	723	358	—	—	723	358	1,081	(239)	1975	6/28/2012	15 to 18 Years
C-Store	Manchester, ME	(b)	279	285	—	—	279	285	564	(166)	1990	6/28/2012	15 to 20 Years
C-Store	Augusta, ME	(b)	318	322	—	—	318	322	640	(131)	1997	6/28/2012	15 to 28 Years
C-Store	Concord, NH	(b)	260	330	—	—	260	330	590	(147)	1988	6/28/2012	15 to 25 Years
C-Store	Newport, NH	(b)	519	581	—	—	519	581	1,100	(249)	1998	6/28/2012	15 to 30 Years
C-Store	Youngstown, FL	(b)	1,449	1,763	—	33	1,449	1,796	3,245	(523)	1999	4/26/2017	15 to 30 Years
C-Store	Roebuck, SC	(b)	708	818	—	150	708	968	1,676	(502)	1992	1/1/2014	8 to 29 Years
C-Store	Honea Path, SC	(b)	1,269	1,134	(1)	174	1,268	1,308	2,576	(765)	1996	1/1/2014	8 to 29 Years
C-Store	Laurens, SC	(b)	504	622	1	116	505	738	1,243	(371)	1992	1/1/2014	8 to 29 Years
C-Store	Asheville, NC	(b)	278	776	—	167	278	943	1,221	(375)	2000	1/1/2014	8 to 29 Years
C-Store	Inman, SC	(b)	2,183	897	—	163	2,183	1,060	3,243	(1,100)	1994	5/8/2013	8 to 29 Years
C-Store	Summerville, SC	(b)	1,317	1,459	(151)	206	1,166	1,665	2,831	(644)	2001	5/8/2013	8 to 29 Years
C-Store	Murphy, NC	(b)	489	297	—	50	489	347	836	(196)	1965	5/8/2013	8 to 19 Years
C-Store	Asheville, NC	(b)	247	497	—	86	247	583	830	(253)	1986	1/1/2014	8 to 29 Years
C-Store	Harriman, TN	(b)	400	—	—	—	400	—	400	—	(e)	6/28/2019	(e)
C-Store	Maynardville, TN	(b)	830	—	—	—	830	—	830	—	(e)	6/28/2019	(e)
C-Store	Athens, TN	(b)	1,140	—	—	—	1,140	—	1,140	—	(e)	6/28/2019	(e)

13
9

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	Vonore, TN	(b)	930	—	—	—	930	—	930	—	(e)	6/28/2019	(e)
C-Store	Loudon, TN	(b)	1,283	—	—	—	1,283	—	1,283	—	(e)	6/28/2019	(e)
C-Store	Wartburg, TN	(b)	520	—	—	—	520	—	520	—	(e)	6/28/2019	(e)
C-Store	Kingston, TN	(b)	483	—	—	—	483	—	483	—	(e)	6/28/2019	(e)
C-Store	Harriman, TN	(b)	709	—	—	—	709	—	709	—	(e)	6/28/2019	(e)
C-Store	Dandridge, TN	(b)	959	—	—	—	959	—	959	—	(e)	6/28/2019	(e)
C-Store	Rockwood, TN	(b)	358	—	—	—	358	—	358	—	(e)	6/28/2019	(e)
C-Store	Jellico, TN	(b)	1,874	—	—	—	1,874	—	1,874	—	(e)	6/28/2019	(e)
C-Store	Cleveland, TN	(b)	359	—	—	—	359	—	359	—	(e)	6/28/2019	(e)
C-Store	Spring City, TN	(b)	1,634	—	—	—	1,634	—	1,634	—	(e)	6/28/2019	(e)
C-Store	Cleveland, TN	(b)	1,228	—	—	—	1,228	—	1,228	—	(e)	6/28/2019	(e)
C-Store	Powell, TN	(b)	868	—	—	—	868	—	868	—	(e)	6/28/2019	(e)
C-Store	Oak Ridge, TN	(b)	1,807	—	—	—	1,807	—	1,807	—	(e)	6/28/2019	(e)
C-Store	Jellico, TN	(b)	1,148	—	—	—	1,148	—	1,148	—	(e)	6/28/2019	(e)
C-Store	Clinton, TN	(b)	868	—	—	—	868	—	868	—	(e)	6/28/2019	(e)
C-Store	Clinton, TN	(b)	939	—	—	—	939	—	939	—	(e)	6/28/2019	(e)
C-Store	Harriman, TN	(b)	1,048	—	—	—	1,048	—	1,048	—	(e)	6/28/2019	(e)
C-Store	Athens, TN	(b)	620	—	—	—	620	—	620	—	(e)	6/28/2019	(e)
C-Store	Harriman, TN	(b)	780	—	—	—	780	—	780	—	(e)	6/28/2019	(e)
C-Store	Knoxville, TN	(b)	650	—	—	—	650	—	650	—	(e)	6/28/2019	(e)
C-Store	Lenoir City, TN	(b)	830	—	—	—	830	—	830	—	(e)	6/28/2019	(e)
C-Store	Oak Ridge, TN	(b)	880	—	—	—	880	—	880	—	(e)	6/28/2019	(e)
C-Store	Kingston, TN	(b)	1,299	—	—	—	1,299	—	1,299	—	(e)	6/28/2019	(e)
C-Store	Rockwood, TN	(b)	910	—	—	—	910	—	910	—	(e)	6/28/2019	(e)
C-Store	Knoxville, TN	(b)	1,441	—	—	—	1,441	—	1,441	—	(e)	6/28/2019	(e)
C-Store	Cleveland, TN	(b)	771	—	—	—	771	—	771	—	(e)	6/28/2019	(e)
C-Store	Kingston, TN	(b)	499	—	—	—	499	—	499	—	(e)	6/28/2019	(e)
C-Store	Sumiton, AL	(b)	1,138	420	—	—	1,138	420	1,558	(324)	1970	7/11/2016	11 to 20 Years
C-Store	Sylacauga, AL	(b)	560	438	—	—	560	438	998	(182)	1948	7/11/2016	15 to 20 Years
C-Store	Anniston, AL	(b)	490	210	—	—	490	210	700	(131)	1960	7/11/2016	15 to 20 Years
C-Store	Ragland, AL	(b)	385	595	—	—	385	595	980	(142)	1986	7/11/2016	15 to 30 Years
C-Store	Lagrange, GA	(b)	1,033	368	—	—	1,033	368	1,401	(203)	1972	7/11/2016	15 to 20 Years
C-Store	Auburn, AL	(b)	2,188	945	—	85	2,188	1,030	3,218	(334)	2001	7/11/2016	22 to 40 Years
C-Store	Greenville, AL	(b)	1,278	490	—	—	1,278	490	1,768	(268)	1991	7/11/2016	19 to 30 Years
C-Store	Lanett, AL	(b)	788	350	—	—	788	350	1,138	(205)	1975	7/11/2016	15 to 20 Years
C-Store	Lincoln, AL	(b)	1,785	1,312	—	2	1,785	1,314	3,099	(370)	2001	7/11/2016	22 to 40 Years
C-Store	Montgomery, AL	(b)	648	228	—	—	648	228	876	(146)	1965	7/11/2016	15 to 20 Years

1
40

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	Prattville, AL	(b)	1,978	735	—	—	1,978	735	2,713	(284)	1995	7/11/2016	19 to 30 Years
C-Store	Panama City, FL	(b)	630	298	—	—	630	298	928	(156)	1951	7/11/2016	15 to 20 Years
C-Store	Valley, AL	(b)	280	368	—	—	280	368	648	(125)	1955	7/11/2016	15 to 20 Years
C-Store	Lebo, KS	(b)	1,951	762	—	—	1,951	762	2,713	(421)	1976	11/18/2014	15 to 20 Years
C-Store	Kearney, MO	(b)	529	925	—	—	529	925	1,454	(266)	2001	11/18/2014	15 to 30 Years
C-Store	Cleveland, MO	(b)	701	894	—	—	701	894	1,595	(387)	1994	11/18/2014	15 to 20 Years
C-Store	Kansas City, MO	(b)	925	1,027	—	—	925	1,027	1,952	(315)	1996	11/18/2014	15 to 30 Years
C-Store	Scottsdale, AZ	(b)	4,416	2,384	—	—	4,416	2,384	6,800	(1,561)	2000	7/2/2007	15 to 40 Years
C-Store	Scottsdale, AZ	(b)	5,123	2,683	—	—	5,123	2,683	7,806	(2,227)	1991	7/2/2007	15 to 40 Years
C-Store	Cave Creek, AZ	(b)	2,711	2,201	—	—	2,711	2,201	4,912	(1,320)	1998	7/2/2007	15 to 40 Years
C-Store	Scottsdale, AZ	(b)	3,437	2,373	—	—	3,437	2,373	5,810	(1,971)	1996	7/2/2007	15 to 40 Years
C-Store	Phoenix, AZ	(b)	2,243	4,243	—	—	2,243	4,243	6,486	(2,310)	2001	7/2/2007	15 to 40 Years
C-Store	Scottsdale, AZ	(b)	2,765	2,196	—	—	2,765	2,196	4,961	(1,433)	1995	7/2/2007	15 to 40 Years
C-Store	Oakland, FL	(b)	1,303	1,109	—	—	1,303	1,109	2,412	(617)	2002	12/19/2013	15 to 30 Years
C-Store	Huntsville, AR	(b)	359	504	—	65	359	569	928	(141)	2003	9/30/2016	15 to 40 Years
C-Store	Butler, MO	(b)	919	1,076	—	113	919	1,189	2,108	(346)	1996	9/30/2016	15 to 30 Years
C-Store	Orlando, FL	(b)	1,644	1,829	—	—	1,644	1,829	3,473	(615)	2000	12/19/2013	15 to 40 Years
C-Store	Joplin, MO	(b)	352	434	—	28	352	462	814	(85)	2008	5/5/2017	15 to 40 Years
C-Store	Clinton, MO	(b)	291	404	—	—	291	404	695	(111)	1960	9/30/2016	15 to 30 Years
C-Store	Kimberling City, MO	(b)	173	474	—	98	173	572	745	(84)	1950	3/23/2017	15 to 30 Years
C-Store	Orlando, FL	(b)	973	350	—	—	973	350	1,323	(277)	1991	12/19/2013	15 to 30 Years
C-Store	Bergman, AR	(b)	404	549	—	—	404	549	953	(154)	1996	9/30/2016	14 to 40 Years
C-Store	Fayetteville, AR	(b)	1,760	953	—	80	1,760	1,033	2,793	(250)	1996	9/30/2016	16 to 40 Years
C-Store	Richland, MO	(b)	2,657	1,181	—	—	2,657	1,181	3,838	(796)	1984	5/5/2017	10 to 20 Years
C-Store	Orlando, FL	(b)	1,128	496	—	—	1,128	496	1,624	(325)	1995	12/19/2013	15 to 30 Years
C-Store	Berryville, AR	(b)	314	381	—	—	314	381	695	(105)	1996	9/30/2016	14 to 40 Years
C-Store	Holiday Island, AR	(b)	222	357	—	—	222	357	579	(93)	2000	5/5/2017	10 to 30 Years
C-Store	Apopka, FL	(b)	477	389	—	—	477	389	866	(177)	1989	12/19/2013	15 to 30 Years
C-Store	Branson, MO	(b)	1,781	2,864	—	80	1,781	2,944	4,725	(637)	1992	3/23/2017	15 to 30 Years
C-Store	Harrison, AR	(b)	594	482	—	66	594	548	1,142	(135)	1981	9/30/2016	16 to 40 Years
C-Store	Orlando, FL	(b)	1,303	496	—	—	1,303	496	1,799	(311)	1994	12/19/2013	15 to 30 Years
C-Store	Branson, MO	(b)	1,177	1,199	—	53	1,177	1,252	2,429	(345)	1999	9/30/2016	12 to 40 Years
C-Store	Springfield, MO	(b)	431	732	—	141	431	873	1,304	(204)	1988	3/31/2016	18 to 30 Years
C-Store	Springdale, AR	(b)	2,119	1,401	—	157	2,119	1,558	3,677	(421)	2010	9/30/2016	17 to 40 Years
C-Store	Harrison, AR	(b)	2,309	2,040	—	—	2,309	2,040	4,349	(926)	1996	9/30/2016	11 to 30 Years
C-Store	Orlando, FL	(b)	1,167	982	—	—	1,167	982	2,149	(493)	2001	12/19/2013	15 to 30 Years
C-Store	Springfield, MO	(b)	327	732	—	41	327	773	1,100	(178)	1987	3/31/2016	18 to 30 Years

1
41

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
C-Store	Springfield, MO	(b)	562	1,007	—	47	562	1,054	1,616	(257)	1989	3/31/2016	18 to 30 Years
C-Store	Neosho, MO	(b)	504	628	—	43	504	671	1,175	(168)	2002	9/30/2016	14 to 40 Years
C-Store	Harrison, AR	(b)	235	202	—	123	235	325	560	(83)	1971	9/30/2016	17 to 30 Years
C-Store	Kissimmee, FL	(b)	759	1,061	—	13	759	1,074	1,833	(490)	2005	12/19/2013	15 to 30 Years
C-Store	Ridgedale, MO	(b)	1,199	1,177	—	58	1,199	1,235	2,434	(351)	1995	9/30/2016	13 to 30 Years
C-Store	Harrison, AR	(b)	224	717	—	60	224	777	1,001	(159)	1980	9/30/2016	12 to 30 Years
C-Store	Orlando, FL	(b)	1,080	798	—	—	1,080	798	1,878	(368)	2001	12/19/2013	15 to 30 Years
C-Store	Forsyth, MO	(b)	370	572	—	—	370	572	942	(156)	1950	9/30/2016	14 to 30 Years
C-Store	Harrison, AR	(b)	392	336	—	161	392	497	889	(151)	1982	9/30/2016	12 to 30 Years
C-Store	Fayetteville, AR	(b)	986	897	—	128	986	1,025	2,011	(271)	1996	9/30/2016	15 to 30 Years
C-Store	Yellville, AR	(b)	269	740	—	87	269	827	1,096	(182)	1984	9/30/2016	13 to 30 Years
C-Store	Harrison, AR	(b)	673	471	—	73	673	544	1,217	(139)	1985	9/30/2016	14 to 30 Years
C-Store	Lead Hill, AR	(b)	258	1,054	—	78	258	1,132	1,390	(208)	1974	9/30/2016	15 to 30 Years
C-Store	Oviedo, FL	(b)	973	798	—	—	973	798	1,771	(409)	1995	12/19/2013	15 to 30 Years
C-Store	Branson, MO	(b)	605	818	—	7	605	825	1,430	(224)	1993	9/30/2016	15 to 30 Years
C-Store	Mountain Home, AR	(b)	224	493	—	90	224	583	807	(113)	1991	9/30/2016	12 to 40 Years
C-Store	Marshfield, MO	(b)	615	811	—	32	615	843	1,458	(218)	1987	3/31/2016	18 to 30 Years
Curacao (f)	Fountain Valley, CA	(b)	9,470	13,326	(2,049)	(5,007)	7,421	8,319	15,740	(345)	1968	12/30/2014	6 to 24 Years
Curt Manufacturing	Altoona, WI	(b)	3,184	5,766	—	—	3,184	5,766	8,950	(79)	2009	11/13/2020	10 to 29 Years
Curt Manufacturing	Altoona, WI	(b)	1,398	7,278	—	—	1,398	7,278	8,676	(63)	2010	11/13/2020	9 to 29 Years
CVS	St. John, MO	(b)	1,733	3,095	91	365	1,824	3,460	5,284	(1,482)	1996	7/17/2013	1 to 43 Years
CVS	Glenville Scotia, NY	(b)	1,314	3,964	—	—	1,314	3,964	5,278	(936)	2006	7/17/2013	12 to 43 Years
CVS	Clinton, NY	(b)	1,050	2,090	—	—	1,050	2,090	3,140	(584)	2005	7/17/2013	11 to 42 Years
CVS	Mechanicville, NY	(b)	654	3,120	—	—	654	3,120	3,774	(734)	1997	7/17/2013	4 to 38 Years
CVS	Dallas, TX	(b)	945	1,967	—	—	945	1,967	2,912	(473)	1995	7/17/2013	1 to 39 Years
CVS	Maynard, MA	(b)	1,683	3,984	—	—	1,683	3,984	5,667	(831)	2004	7/17/2013	14 to 42 Years
CVS	Lake Worth, TX	(b)	1,044	1,817	—	—	1,044	1,817	2,861	(609)	1996	7/17/2013	2 to 30 Years
CVS	Richardson, TX	(a)	803	2,575	—	—	803	2,575	3,378	(584)	1996	7/17/2013	3 to 40 Years
CVS	River Oaks, TX	(a)	829	2,871	—	—	829	2,871	3,700	(711)	1996	7/17/2013	3 to 40 Years
CVS	The Colony, TX	(b)	1,028	1,769	—	—	1,028	1,769	2,797	(437)	1996	7/17/2013	1 to 40 Years
CVS	Wichita Falls, TX	(b)	503	2,530	—	—	503	2,530	3,033	(612)	1995	7/17/2013	2 to 40 Years
CVS	Wichita Falls, TX	(b)	528	2,022	—	—	528	2,022	2,550	(472)	1995	7/17/2013	1 to 40 Years
CVS	Amarillo, TX	(b)	916	2,747	—	—	916	2,747	3,663	(824)	1994	7/17/2013	20 to 20 Years
CVS	Richland Hills, TX	(a)	997	2,951	—	—	997	2,951	3,948	(682)	1997	7/17/2013	4 to 40 Years
CVS	Alpharetta, GA	(a)	968	2,614	—	—	968	2,614	3,582	(648)	1998	7/17/2013	5 to 40 Years
CVS	Atlanta, GA	(a)	1,316	2,266	—	—	1,316	2,266	3,582	(600)	2006	7/17/2013	14 to 42 Years
CVS	Lincoln, IL	(a)	444	3,043	—	—	444	3,043	3,487	(725)	2007	7/17/2013	11 to 43 Years

1
42

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
CVS	Okeechobee, FL	(b)	674	5,088	—	—	674	5,088	5,762	(1,435)	2001	7/17/2013	9 to 30 Years
CVS	Orlando, FL	(b)	781	3,799	—	—	781	3,799	4,580	(1,085)	2005	7/17/2013	10 to 30 Years
CVS	Kissimmee, FL	(b)	1,508	2,153	—	—	1,508	2,153	3,661	(562)	1995	7/17/2013	2 to 40 Years
CVS	Indianapolis, IN	(a)	733	2,882	—	—	733	2,882	3,615	(723)	1997	7/17/2013	10 to 38 Years
CVS	Indianapolis, IN	(a)	860	2,754	—	—	860	2,754	3,614	(711)	1998	7/17/2013	10 to 40 Years
CVS	Gulfport, MS	(b)	441	4,208	—	—	441	4,208	4,649	(905)	2000	7/17/2013	12 to 40 Years
CVS	Madison, MS	(b)	745	3,323	—	—	745	3,323	4,068	(777)	2004	7/17/2013	11 to 40 Years
CVS	Waynesville, NC	(b)	1,495	2,365	—	—	1,495	2,365	3,860	(583)	2005	7/17/2013	12 to 42 Years
CVS	Hamilton, OH	(b)	738	2,429	—	—	738	2,429	3,167	(623)	1998	7/17/2013	5 to 39 Years
CVS	Portsmouth, OH	(b)	354	1,953	(276)	(1,514)	78	439	517	(52)	1997	7/17/2013	7 to 33 Years
CVS	Del City, OK	(b)	1,027	3,428	—	—	1,027	3,428	4,455	(208)	1998	7/17/2013	33 to 33 Years
CVS	New Cumberland, PA	(b)	794	2,663	—	—	794	2,663	3,457	(633)	2007	7/17/2013	12 to 43 Years
CVS	Myrtle Beach, SC	(b)	828	4,024	—	—	828	4,024	4,852	(899)	2004	7/17/2013	12 to 42 Years
CVS	Florence, SC	(b)	744	2,070	—	—	744	2,070	2,814	(512)	1998	7/17/2013	5 to 39 Years
CVS	Columbia, TN	(b)	842	1,864	—	—	842	1,864	2,706	(507)	1997	7/17/2013	4 to 37 Years
CVS	Onley, VA	(b)	2,530	2,296	—	—	2,530	2,296	4,826	(672)	2007	7/17/2013	12 to 43 Years
Dairy Queen	Anchorage, AK	(b)	1,150	1,262	—	—	1,150	1,262	2,412	(170)	2007	2/16/2017	15 to 40 Years
Dairy Queen	Anchorage, AK	(b)	333	461	—	—	333	461	794	(65)	2010	2/16/2017	10 to 40 Years
Dairy Queen	Wasilla, AK	(b)	577	1,260	—	—	577	1,260	1,837	(356)	1984	2/16/2017	5 to 20 Years
Dairy Queen	Palmer, AK	(b)	510	1,350	—	90	510	1,440	1,950	(249)	2000	2/16/2017	10 to 30 Years
Dave & Buster’s	Westlake, OH	(b)	2,856	1	—	44	2,856	45	2,901	(16)	2016	5/18/2017	10 to 10 Years
Dave & Buster’s	Addison, IL	(b)	4,690	6,692	—	—	4,690	6,692	11,382	(3,513)	1995	7/17/2013	7 to 24 Years
Dave & Buster’s	Tucson, AZ	(b)	2,874	5,655	—	43	2,874	5,698	8,572	(730)	2017	3/31/2017	15 to 50 Years
David’s Bridal	Lenexa, KS	(b)	919	2,476	—	—	919	2,476	3,395	(579)	2005	7/17/2013	2 to 47 Years
David’s Bridal (f)	Topeka, KS	(b)	542	2,251	—	(15)	542	2,236	2,778	(438)	2006	7/17/2013	12 to 48 Years
Davis-Standard	Pawcatuck, CT	(b)	2,736	9,218	—	36	2,736	9,254	11,990	(1,597)	1969	10/27/2016	7 to 40 Years
Davis-Standard	Fulton, NY	(b)	445	6,113	—	35	445	6,148	6,593	(849)	1983	10/27/2016	5 to 40 Years
Defined Fitness	Farmington, NM	(b)	2,242	6,696	—	—	2,242	6,696	8,938	(1,158)	1999	4/23/2015	15 to 40 Years
Defined Fitness	Albuquerque, NM	(b)	2,391	4,008	—	—	2,391	4,008	6,399	(918)	2001	4/23/2015	15 to 30 Years
Defined Fitness	Albuquerque, NM	(b)	4,732	6,845	—	—	4,732	6,845	11,577	(1,341)	1972	4/23/2015	15 to 40 Years
Defined Fitness	Albuquerque, NM	(b)	1,914	3,724	—	—	1,914	3,724	5,638	(827)	1995	4/23/2015	15 to 30 Years
Defined Fitness	Rio Rancho, NM	(b)	1,448	2,172	—	—	1,448	2,172	3,620	(515)	1997	4/23/2015	15 to 30 Years
Defined Fitness	Albuquerque, NM	(b)	1,891	6,042	—	6	1,891	6,048	7,939	(203)	2020	12/27/2019	14 to 45 Years
Defined Fitness	Rio Rancho, NM	(b)	1,569	5,793	—	—	1,569	5,793	7,362	(17)	2020	11/24/2020	14 to 40 Years
Defy Trampoline Park	Little Rock, AR	(b)	1,489	3,888	—	11	1,489	3,899	5,388	(391)	2017	9/29/2017	15 to 40 Years
Defy Trampoline Park	Indianapolis, IN	(b)	861	4,222	—	—	861	4,222	5,083	(291)	2018	8/31/2018	16 to 40 Years
Defy Trampoline Park	Wilmington, NC	(b)	837	1,429	—	—	837	1,429	2,266	(529)	2006	9/30/2015	9 to 20 Years

14
3

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Defy Trampoline Park	Baton Rouge, LA	(b)	1,076	2,289	—	—	1,076	2,289	3,365	(443)	2015	11/13/2015	10 to 40 Years
Defy Trampoline Park	Flowood, MS	(b)	900	1,137	—	—	900	1,137	2,037	(398)	1995	11/13/2015	9 to 20 Years
Defy Trampoline Park	Augusta, GA	(b)	1,081	1,488	—	—	1,081	1,488	2,569	(668)	1998	9/30/2015	10 to 20 Years
Defy Trampoline Park	Brentwood, TN	(b)	2,292	2,273	—	2	2,292	2,275	4,567	(788)	1970	9/30/2015	9 to 20 Years
Defy Trampoline Park	Clovis, CA	(b)	1,117	26	600	3,745	1,717	3,771	5,488	(263)	2017	12/6/2016	10 to 35 Years
Defy Trampoline Park	Rogers, AR	(b)	635	2,376	—	—	635	2,376	3,011	(485)	2014	9/30/2015	9 to 40 Years
Defy Trampoline Park (f)	Louisville, KY	(b)	2,205	3,551	—	—	2,205	3,551	5,756	(1,235)	1995	11/2/2015	9 to 20 Years
Denny’s	Benson, AZ	(b)	313	336	—	—	313	336	649	(143)	1996	3/20/2015	15 to 20 Years
Denny’s	Fountain Hills, AZ	(b)	684	1,073	(24)	25	660	1,098	1,758	(81)	1995	11/25/2019	8 to 20 Years
Dillon Tire	Lincoln, NE	(b)	1,144	2,935	—	—	1,144	2,935	4,079	(434)	1972	11/25/2019	2 to 10 Years
Direct Shot Distributing	Franklin, IN	(b)	6,447	20,390	—	—	6,447	20,390	26,837	(144)	2020	11/10/2020	6 to 34 Years
Dollar General	Creal Springs, IL	(b)	261	653	—	—	261	653	914	(173)	2014	4/27/2015	14 to 40 Years
Dollar General	Fruita, CO	(a)	255	1,025	—	—	255	1,025	1,280	(239)	2012	10/29/2013	13 to 40 Years
Dollar General	De Soto, KS	(a)	301	1,049	—	—	301	1,049	1,350	(277)	2012	10/29/2013	13 to 40 Years
Dollar General	La Cygne, KS	(a)	120	833	—	—	120	833	953	(195)	2012	10/29/2013	13 to 40 Years
Dollar General	Topeka, KS	(a)	313	882	—	—	313	882	1,195	(223)	2012	10/29/2013	13 to 40 Years
Dollar General	Emporia, KS	(a)	292	1,176	—	—	292	1,176	1,468	(281)	2012	10/29/2013	13 to 40 Years
Dollar General	Hill City, KS	(a)	243	815	—	—	243	815	1,058	(221)	2012	10/29/2013	13 to 40 Years
Dollar General	Pagosa Springs, CO	(a)	253	1,031	—	—	253	1,031	1,284	(230)	2012	10/29/2013	13 to 40 Years
Dollar General	Silt, CO	(a)	334	894	—	—	334	894	1,228	(201)	2012	10/29/2013	13 to 40 Years
Dollar General	Tornillo, TX	(a)	255	818	—	—	255	818	1,073	(217)	2012	10/29/2013	13 to 40 Years
Dollar General	Crystal City, TX	(a)	295	939	—	—	295	939	1,234	(209)	2012	10/29/2013	13 to 40 Years
Dollar General	Temple, TX	(a)	414	897	—	—	414	897	1,311	(221)	2012	10/29/2013	13 to 40 Years
Dollar General	Gore, OK	(a)	182	924	—	—	182	924	1,106	(221)	2012	10/29/2013	13 to 40 Years
Dollar General	Stigler, OK	(a)	610	809	—	—	610	809	1,419	(225)	2012	10/29/2013	13 to 40 Years
Dollar General	Okay, OK	(a)	200	901	—	—	200	901	1,101	(211)	2012	10/29/2013	13 to 40 Years
Dollar General	Hobart, OK	(a)	230	910	—	—	230	910	1,140	(223)	2012	10/29/2013	13 to 40 Years
Dollar General	Atoka, OK	(a)	466	1,304	—	—	466	1,304	1,770	(295)	2012	10/29/2013	13 to 40 Years
Dollar General	Claremore, OK	(a)	243	928	—	—	243	928	1,171	(207)	2012	10/29/2013	13 to 40 Years
Dollar General	Adair, OK	(a)	264	855	—	—	264	855	1,119	(199)	2012	10/29/2013	13 to 40 Years
Dollar General	Altus, OK	(a)	315	918	—	—	315	918	1,233	(205)	2012	10/29/2013	13 to 40 Years
Dollar General	Ketchum, OK	(a)	297	760	—	—	297	760	1,057	(217)	2012	10/29/2013	13 to 40 Years
Dollar General	Spiro, OK	(a)	263	1,099	—	—	263	1,099	1,362	(282)	2012	10/29/2013	13 to 40 Years
Dollar General	Walters, OK	(a)	173	1,042	—	—	173	1,042	1,215	(238)	2012	10/29/2013	13 to 40 Years
Dollar General	Sand Springs, OK	(a)	396	1,039	—	—	396	1,039	1,435	(247)	2012	10/29/2013	13 to 40 Years
Dollar General	Ord, NE	(a)	222	1,010	—	—	222	1,010	1,232	(241)	2012	10/29/2013	13 to 40 Years
Dollar General	Las Cruces, NM	(a)	452	900	—	—	452	900	1,352	(235)	2012	10/29/2013	13 to 40 Years

14
4

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Dollar General	Hobbs, NM	(a)	405	949	—	—	405	949	1,354	(255)	2012	10/29/2013	13 to 40 Years
Dollar General	Wetumpka, AL	(a)	303	784	—	—	303	784	1,087	(194)	2011	9/17/2013	12 to 40 Years
Dollar General	Orrville, AL	(a)	192	826	—	—	192	826	1,018	(211)	2011	9/17/2013	12 to 40 Years
Dollar General	Rehobeth, AL	(a)	259	774	—	—	259	774	1,033	(182)	2011	9/17/2013	12 to 40 Years
Dollar General	Tallassee, AL	(a)	141	895	—	—	141	895	1,036	(195)	2011	9/17/2013	12 to 40 Years
Dollar General	Jasper, AL	(a)	365	1,052	—	—	365	1,052	1,417	(245)	2011	9/17/2013	12 to 40 Years
Dollar General	Cowarts, AL	(a)	396	836	—	—	396	836	1,232	(199)	2011	9/17/2013	12 to 40 Years
Dollar General	Centre, AL	(a)	233	767	—	—	233	767	1,000	(185)	2011	9/17/2013	12 to 40 Years
Dollar General	Crossville, TN	(a)	264	849	—	—	264	849	1,113	(201)	2011	9/17/2013	12 to 40 Years
Dollar General	Eastaboga, AL	(a)	223	937	—	—	223	937	1,160	(217)	2011	9/17/2013	12 to 40 Years
Dollar General	Enterprise, AL	(a)	255	803	—	—	255	803	1,058	(188)	2011	9/17/2013	12 to 40 Years
Dollar General	Western Grove, AR	(b)	391	595	—	—	391	595	986	(182)	2014	12/15/2014	14 to 40 Years
Dollar General	Quinton, OK	(b)	245	683	—	—	245	683	928	(152)	2014	12/15/2014	14 to 40 Years
Dollar General	Alpena, AR	(b)	359	600	—	—	359	600	959	(179)	2014	12/15/2014	14 to 40 Years
Dollar General	Keota, OK	(b)	215	687	—	—	215	687	902	(161)	2014	12/15/2014	14 to 40 Years
Dollar General	Cameron, OK	(b)	312	710	—	—	312	710	1,022	(152)	2014	12/15/2014	14 to 40 Years
Dollar General	Center Ridge, AR	(b)	313	595	—	—	313	595	908	(178)	2014	12/15/2014	14 to 40 Years
Dollar General	Lakeview, IA	(b)	251	568	—	—	251	568	819	(142)	2015	4/27/2015	14 to 40 Years
Dollar General	Pleasant Hope, MO	(b)	263	650	—	—	263	650	913	(165)	2014	5/14/2015	14 to 40 Years
Dollar General	Los Lunas, NM	(b)	281	740	—	—	281	740	1,021	(195)	2015	5/14/2015	14 to 40 Years
Dollar General	Bloomfield, NM	(b)	409	663	—	—	409	663	1,072	(157)	2015	5/14/2015	14 to 40 Years
Dollar General	Drexel, MO	(b)	184	727	—	—	184	727	911	(165)	2015	5/14/2015	14 to 40 Years
Dollar General	La Plata, MO	(b)	283	653	—	—	283	653	936	(173)	2014	4/27/2015	14 to 40 Years
Dollar General	Pineville, MO	(b)	253	699	—	—	253	699	952	(190)	2014	3/31/2015	14 to 40 Years
Dollar General	Aztec, NM	(b)	548	623	—	—	548	623	1,171	(175)	2014	3/31/2015	14 to 40 Years
Dollar General	Bentonia, MS	(b)	227	745	—	—	227	745	972	(156)	2014	6/22/2015	13 to 40 Years
Dollar General	Ardmore, TN	(b)	950	1,847	—	31	950	1,878	2,828	(659)	2005	7/17/2013	8 to 40 Years
Dollar General	Byng, OK	(b)	205	646	—	—	205	646	851	(136)	2015	7/14/2015	14 to 40 Years
Dollar General	Maben, MS	(b)	263	734	—	—	263	734	997	(171)	2014	9/24/2015	13 to 40 Years
Dollar General	Laurel, MS	(b)	683	421	—	—	683	421	1,104	(37)	2012	11/25/2019	7 to 31 Years
Dollar General	Emmalena, KY	(b)	336	812	—	—	336	812	1,148	(10)	2018	9/30/2020	12 to 33 Years
Dollar General	Grethel, KY	(b)	326	792	—	—	326	792	1,118	(10)	2018	9/30/2020	13 to 34 Years
Dollar General	Wooten, KY	(b)	468	537	—	—	468	537	1,005	(9)	2018	9/30/2020	13 to 33 Years
Dollar General	Salyersville, KY	(b)	234	823	—	—	234	823	1,057	(9)	2019	9/30/2020	13 to 34 Years
Dollar General	Salyersville, KY	(b)	326	732	—	—	326	732	1,058	(9)	2019	9/30/2020	13 to 34 Years
Dollar General	Tyner, KY	(b)	458	569	—	—	458	569	1,027	(8)	2019	9/30/2020	13 to 44 Years
Dollar General	Spencer, NY	(b)	810	569	—	—	810	569	1,379	—	2019	12/22/2020	13 to 34 Years

14
5

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Dollar General	Munnsville, NY	(b)	370	739	—	—	370	739	1,109	—	2019	12/22/2020	13 to 34 Years
Dollar General	Washburn, ME	(b)	330	880	—	—	330	880	1,210	—	2018	12/22/2020	12 to 33 Years
Dollar General	Andover, NY	(b)	340	800	—	—	340	800	1,140	—	2019	12/22/2020	13 to 34 Years
Dollar Tree / Family Dollar	Portsmouth, OH	(a)	219	2,049	(165)	(1,330)	54	719	773	(72)	1997	7/17/2013	7 to 34 Years
Dollar Tree / Family Dollar	Alliance, OH	(b)	556	1,317	(423)	(810)	133	507	640	(156)	1996	7/17/2013	5 to 27 Years
Dollar Tree / Family Dollar	Mesa, AZ	(b)	734	2	102	630	836	632	1,468	(131)	1955	11/13/2014	10 to 50 Years
Dollar Tree / Family Dollar	Kincheloe, MI	(b)	317	626	—	—	317	626	943	(176)	2014	3/20/2015	14 to 40 Years
Dollar Tree / Family Dollar	Mansfield, OH	(b)	288	825	—	59	288	884	1,172	(176)	2014	4/28/2015	9 to 40 Years
Dollar Tree / Family Dollar	Des Moines, IA	(b)	354	807	—	—	354	807	1,161	(199)	2014	3/20/2015	8 to 40 Years
Dollar Tree / Family Dollar	Otter Tail, MN	(b)	338	791	—	—	338	791	1,129	(172)	2014	3/20/2015	14 to 40 Years
Dollar Tree / Family Dollar	Evart, MI	(b)	306	703	—	—	306	703	1,009	(168)	2014	3/20/2015	14 to 40 Years
Dollar Tree / Family Dollar	Anderson, IN	(b)	359	781	—	—	359	781	1,140	(180)	2015	3/20/2015	14 to 40 Years
Dollar Tree / Family Dollar	Bulls Gap, TN	(b)	466	762	—	—	466	762	1,228	(179)	2014	3/20/2015	14 to 40 Years
Dollar Tree / Family Dollar	Duluth, MN	(b)	422	869	—	—	422	869	1,291	(201)	2015	5/12/2015	9 to 40 Years
Dollar Tree / Family Dollar	Buena Vista, GA	(b)	431	769	—	—	431	769	1,200	(62)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Montgomery, AL	(b)	426	657	—	—	426	657	1,083	(52)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Clarksville, TN	(b)	460	965	—	—	460	965	1,425	(56)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Standish, ME	(b)	265	978	—	—	265	978	1,243	(64)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Prattville, AL	(b)	815	476	—	—	815	476	1,291	(56)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Southaven, MS	(b)	443	1,209	—	—	443	1,209	1,652	(67)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Prichard, AL	(b)	735	436	—	—	735	436	1,171	(40)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Marion, MS	(b)	431	600	—	—	431	600	1,031	(46)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Ridgeland, MS	(b)	671	734	—	—	671	734	1,405	(52)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Brownsville, TN	(b)	251	774	—	—	251	774	1,025	(48)	2014	9/19/2019	10 to 32 Years
Dollar Tree / Family Dollar	Big Sandy, TN	(b)	270	585	—	—	270	585	855	(42)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Brundidge, AL	(b)	341	601	—	—	341	601	942	(48)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Oakdale, LA	(b)	236	884	—	—	236	884	1,120	(55)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	North Little Rock, AR	(b)	295	811	—	—	295	811	1,106	(53)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Quinlan, TX	(b)	205	729	—	—	205	729	934	(52)	2014	9/19/2019	10 to 25 Years
Dollar Tree / Family Dollar	Boling-Iago, TX	(b)	256	687	—	—	256	687	943	(49)	2013	9/19/2019	10 to 26 Years
Dollar Tree / Family Dollar	Rising Star, TX	(b)	155	736	—	—	155	736	891	(49)	2014	9/19/2019	10 to 25 Years
Dollar Tree / Family Dollar	Lake Charles, LA	(b)	358	825	—	—	358	825	1,183	(55)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Marsing, ID	(b)	340	811	—	—	340	811	1,151	(57)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Calvert, TX	(b)	178	891	—	—	178	891	1,069	(54)	2014	9/19/2019	10 to 27 Years
Dollar Tree / Family Dollar	Hillsboro, TX	(b)	214	758	—	—	214	758	972	(44)	2014	9/19/2019	10 to 32 Years

14
6

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Dollar Tree / Family Dollar	Monticello, UT	(b)	289	865	—	—	289	865	1,154	(61)	2013	9/19/2019	10 to 26 Years
Dollar Tree / Family Dollar	Bonifay, FL	(b)	509	493	—	—	509	493	1,002	(45)	2014	6/28/2019	12 to 26 Years
Dollar Tree / Family Dollar	Monticello, FL	(b)	413	762	—	—	413	762	1,175	(54)	2014	6/28/2019	13 to 33 Years
Dollar Tree / Family Dollar	Lakeland, FL	(b)	634	687	—	—	634	687	1,321	(63)	2014	6/28/2019	12 to 27 Years
Dollar Tree / Family Dollar	Sanford, NC	(b)	634	656	—	—	634	656	1,290	(62)	2014	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	Lansing, MI	(b)	702	584	—	—	702	584	1,286	(70)	2013	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Laurens, SC	(b)	543	586	—	—	543	586	1,129	(53)	2014	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	Chocowinity, NC	(b)	487	526	—	—	487	526	1,013	(52)	2014	6/28/2019	11 to 26 Years
Dollar Tree / Family Dollar	Hubert, NC	(b)	665	761	—	—	665	761	1,426	(58)	2014	6/28/2019	13 to 33 Years
Dollar Tree / Family Dollar	St. Petersburg, FL	(b)	961	545	—	—	961	545	1,506	(54)	2014	6/28/2019	10 to 31 Years
Dollar Tree / Family Dollar	Fort Mill, SC	(b)	553	847	—	—	553	847	1,400	(55)	2014	6/28/2019	10 to 36 Years
Dollar Tree / Family Dollar	Port St. Lucie, FL	(b)	796	745	—	—	796	745	1,541	(58)	2014	6/28/2019	13 to 31 Years
Dollar Tree / Family Dollar	Orlando, FL	(b)	916	542	—	—	916	542	1,458	(49)	2014	6/28/2019	10 to 31 Years
Dollar Tree / Family Dollar	Mobile, AL	(b)	375	848	—	—	375	848	1,223	(47)	2013	6/28/2019	12 to 35 Years
Dollar Tree / Family Dollar	Bossier City, LA	(b)	543	536	—	—	543	536	1,079	(50)	2013	6/28/2019	11 to 26 Years
Dollar Tree / Family Dollar	Lillian, AL	(b)	362	687	—	—	362	687	1,049	(62)	2013	6/28/2019	10 to 31 Years
Dollar Tree / Family Dollar	Alapaha, GA	(b)	301	513	—	—	301	513	814	(50)	2013	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Church Point, LA	(b)	434	687	—	—	434	687	1,121	(52)	2013	6/28/2019	13 to 30 Years
Dollar Tree / Family Dollar	Griffin, GA	(b)	487	809	—	—	487	809	1,296	(61)	1976	6/28/2019	8 to 29 Years
Dollar Tree / Family Dollar	Atlanta, GA	(b)	929	630	—	—	929	630	1,559	(57)	1968	6/28/2019	9 to 23 Years
Dollar Tree / Family Dollar	Abbeville, AL	(b)	245	670	—	—	245	670	915	(58)	2013	6/28/2019	10 to 27 Years
Dollar Tree / Family Dollar	Anniston, AL	(b)	492	510	—	—	492	510	1,002	(63)	2013	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Doerun, GA	(b)	210	586	—	—	210	586	796	(55)	2014	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	Danville, VA	(b)	346	570	—	—	346	570	916	(57)	2013	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Nampa, ID	(b)	418	940	—	—	418	940	1,358	(65)	2002	6/28/2019	10 to 32 Years
Dollar Tree / Family Dollar	Hastings, NE	(b)	293	623	—	—	293	623	916	(53)	2002	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Detroit, MI	(b)	269	897	—	—	269	897	1,166	(59)	1932	6/28/2019	11 to 28 Years
Dollar Tree / Family Dollar	Rockford, IL	(b)	436	1,031	—	—	436	1,031	1,467	(69)	1988	6/28/2019	10 to 32 Years
Dollar Tree / Family Dollar	Newberry, MI	(b)	711	1,081	—	—	711	1,081	1,792	(76)	2010	6/28/2019	10 to 32 Years
Dollar Tree / Family Dollar	Mohave Valley, AZ	(b)	327	666	—	—	327	666	993	(69)	1974	6/28/2019	10 to 22 Years
Dollar Tree / Family Dollar	Fort Madison, IA	(b)	179	274	—	—	179	274	453	(42)	2003	6/28/2019	7 to 18 Years
Dollar Tree / Family Dollar	Paulden, AZ	(b)	343	821	—	—	343	821	1,164	(65)	2013	6/28/2019	12 to 30 Years
Dollar Tree / Family Dollar	N. Platte, NE	(b)	208	285	—	—	208	285	493	(49)	2002	6/28/2019	6 to 14 Years
Dollar Tree / Family Dollar	St. Louis, MO	(b)	171	1,509	—	—	171	1,509	1,680	(106)	2004	9/19/2019	7 to 20 Years

14
7

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Dollar Tree / Family Dollar	Grenada, MS	(b)	198	678	—	—	198	678	876	(47)	2013	9/19/2019	10 to 26 Years
Dollar Tree / Family Dollar	Union, MS	(b)	196	629	—	—	196	629	825	(49)	2013	9/19/2019	10 to 24 Years
Dollar Tree / Family Dollar	Mendenhall, MS	(b)	239	686	—	—	239	686	925	(53)	2014	9/19/2019	10 to 25 Years
Dollar Tree / Family Dollar	Oklahoma City, OK	(b)	221	1,332	—	—	221	1,332	1,553	(79)	1991	9/19/2019	10 to 25 Years
Dollar Tree / Family Dollar	Kansas City, MO	(b)	148	1,007	—	—	148	1,007	1,155	(104)	2003	9/19/2019	7 to 14 Years
Dollar Tree / Family Dollar	Diamond Head, MS	(b)	200	905	—	—	200	905	1,105	(55)	2013	9/19/2019	10 to 29 Years
Dollar Tree / Family Dollar	Columbus, MS	(b)	139	410	—	—	139	410	549	(48)	1986	9/19/2019	6 to 15 Years
Dollar Tree / Family Dollar	Caledonia, MS	(b)	252	463	—	—	252	463	715	(45)	2013	9/19/2019	10 to 24 Years
Dollar Tree / Family Dollar	Louisville, MS	(b)	142	673	—	—	142	673	815	(46)	2014	9/19/2019	10 to 25 Years
Dollar Tree / Family Dollar	Madisonville, KY	(b)	538	700	—	—	538	700	1,238	(52)	2013	6/28/2019	9 to 30 Years
Dollar Tree / Family Dollar	Fayetteville, NC	(b)	245	471	—	—	245	471	716	(40)	1973	6/28/2019	10 to 28 Years
Dollar Tree / Family Dollar	Old Hickory, TN	(b)	749	846	—	—	749	846	1,595	(54)	2013	6/28/2019	11 to 36 Years
Dollar Tree / Family Dollar	Haw River, NC	(b)	431	569	—	—	431	569	1,000	(54)	2013	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	Louisville, KY	(b)	746	569	—	—	746	569	1,315	(55)	2013	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	Memphis, TN	(b)	197	368	—	—	197	368	565	(53)	2005	6/28/2019	10 to 17 Years
Dollar Tree / Family Dollar	Brandenburg, KY	(b)	527	594	—	—	527	594	1,121	(51)	2013	6/28/2019	10 to 30 Years
Dollar Tree / Family Dollar	Knoxville, TN	(b)	276	652	—	—	276	652	928	(44)	1986	6/28/2019	8 to 30 Years
Dollar Tree / Family Dollar	Memphis, TN	(b)	551	624	—	—	551	624	1,175	(45)	2013	6/28/2019	12 to 31 Years
Dollar Tree / Family Dollar	Memphis, TN	(b)	315	336	—	—	315	336	651	(45)	2003	6/28/2019	8 to 25 Years
Dollar Tree / Family Dollar	Aiken, SC	(b)	335	808	—	—	335	808	1,143	(55)	2013	6/28/2019	11 to 36 Years
Dollar Tree / Family Dollar	Lancaster, SC	(b)	620	571	—	—	620	571	1,191	(53)	2013	6/28/2019	11 to 26 Years
Dollar Tree / Family Dollar	Hardeeville, SC	(b)	236	652	—	—	236	652	888	(43)	2013	6/28/2019	11 to 32 Years
Dollar Tree / Family Dollar	Williamston, SC	(b)	373	581	—	—	373	581	954	(51)	2013	6/28/2019	10 to 27 Years
Dollar Tree / Family Dollar	N. Charleston, SC	(b)	682	573	—	—	682	573	1,255	(61)	2013	6/28/2019	8 to 30 Years
Dollar Tree / Family Dollar	Greenwood, SC	(b)	569	742	—	—	569	742	1,311	(71)	1975	6/28/2019	7 to 23 Years
Dollar Tree / Family Dollar	Columbia, SC	(b)	551	534	—	—	551	534	1,085	(51)	2013	6/28/2019	11 to 25 Years
Dollar Tree / Family Dollar	Roebuck, SC	(b)	494	418	—	—	494	418	912	(51)	2013	6/28/2019	10 to 25 Years
Dollar Tree / Family Dollar	Camden, SC	(b)	222	745	—	—	222	745	967	(47)	2013	6/28/2019	11 to 36 Years
Dollar Tree / Family Dollar	N. Charleston, SC	(b)	552	600	—	—	552	600	1,152	(48)	2013	6/28/2019	10 to 30 Years
Dollar Tree / Family Dollar	Tyler, TX	(b)	416	609	—	—	416	609	1,025	(54)	2003	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar	La Feria, TX	(b)	601	647	—	—	601	647	1,248	(52)	2001	6/28/2019	10 to 29 Years
Dollar Tree / Family Dollar	Falfurrias, TX	(b)	117	916	—	—	117	916	1,033	(83)	1995	6/28/2019	7 to 22 Years
Dollar Tree / Family Dollar	Olmito, TX	(b)	271	841	—	—	271	841	1,112	(54)	2013	6/28/2019	14 to 32 Years
Dollar Tree / Family Dollar	Fort Davis, TX	(b)	202	785	—	—	202	785	987	(54)	2014	6/28/2019	12 to 33 Years

14
8

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Dollar Tree / Family Dollar	Poteet, TX	(b)	253	376	—	—	253	376	629	(69)	1995	6/28/2019	3 to 25 Years
Dollar Tree / Family Dollar	Camp Wood, TX	(b)	207	781	—	—	207	781	988	(52)	2014	6/28/2019	15 to 33 Years
Dollar Tree / Family Dollar	Hallsville, TX	(b)	154	334	—	—	154	334	488	(42)	2000	6/28/2019	7 to 25 Years
Dollar Tree / Family Dollar	San Angelo, TX	(b)	116	621	—	—	116	621	737	(53)	2000	6/28/2019	8 to 25 Years
Dollar Tree / Family Dollar	Brownfield, TX	(b)	205	613	—	—	205	613	818	(51)	2001	6/28/2019	10 to 26 Years
Dollar Tree / Family Dollar (f)	Lakewood, OH	(b)	522	2,053	—	(20)	522	2,033	2,555	(502)	1996	7/17/2013	9 to 35 Years
Drive Time	Independence, MO	(b)	1,058	1,297	—	—	1,058	1,297	2,355	(928)	1968	11/25/2014	4 to 15 Years
Drive Time	Gladstone, MO	(b)	1,100	774	—	—	1,100	774	1,874	(285)	2005	3/11/2015	4 to 40 Years
Duluth Trading Co.	Greensboro, NC	(a)	2,776	3,990	—	367	2,776	4,357	7,133	(973)	2007	7/17/2013	10 to 47 Years
Eddie Merlot’s	Burr Ridge, IL	(b)	1,184	2,776	(885)	(2,079)	299	697	996	(29)	1997	11/25/2019	6 to 22 Years
El Chico	Tulsa, OK	(b)	1,337	61	(844)	(39)	493	22	515	(8)	1976	11/25/2019	6 to 14 Years
Emagine Theaters	Lakeville, MN	(b)	2,843	2,843	(419)	3,070	2,424	5,913	8,337	(1,152)	1998	7/29/2016	7 to 30 Years
Emagine Theaters	Rogers, MN	(b)	2,337	2,384	—	1,983	2,337	4,367	6,704	(1,007)	2006	7/29/2016	5 to 30 Years
Emagine Theaters	White Bear Township, MN	(b)	2,773	5,476	—	4,164	2,773	9,640	12,413	(2,104)	1995	7/29/2016	5 to 20 Years
Emagine Theaters	Monticello, MN	(b)	1,161	3,155	—	3,368	1,161	6,523	7,684	(1,087)	2004	7/29/2016	7 to 30 Years
Emagine Theaters	Plymouth, MN	(b)	2,516	4,089	—	2,450	2,516	6,539	9,055	(1,082)	1988	7/29/2016	4 to 30 Years
Emagine Theaters	Waconia, MN	(b)	249	1,464	—	1,731	249	3,195	3,444	(504)	1989	7/29/2016	6 to 20 Years
Emagine Theaters	East Bethel, MN	(b)	545	1,768	—	2,445	545	4,213	4,758	(844)	1990	7/29/2016	5 to 20 Years
Emagine Theaters	Delano, MN	(b)	397	1,052	—	—	397	1,052	1,449	(333)	1984	7/29/2016	3 to 20 Years
Emagine Theaters	Eagan, MN	(b)	3,106	4,963	—	4,000	3,106	8,963	12,069	(622)	1998	5/1/2019	10 to 36 Years
Emagine Theaters	Saginaw, MI	(b)	2,167	3,122	—	12	2,167	3,134	5,301	(252)	2013	11/25/2019	9 to 36 Years
Emagine Theaters	Batavia, IL	(b)	5,127	836	—	12	5,127	848	5,975	(245)	1995	11/25/2019	5 to 25 Years
Emagine Theaters	Noblesville, IN	(b)	2,523	4,184	—	13	2,523	4,197	6,720	(219)	2008	11/25/2019	7 to 33 Years
Emagine Theaters	Portage, IN	(b)	5,385	1,088	—	12	5,385	1,100	6,485	(306)	2007	11/25/2019	6 to 32 Years
Exceptional Health	Livingston, TX	(b)	1,505	7,616	—	1,032	1,505	8,648	10,153	(1,072)	2014	3/30/2016	16 to 40 Years
Exceptional Health	Garland, TX	(b)	1,256	4,516	—	—	1,256	4,516	5,772	(552)	2016	3/30/2016	17 to 50 Years
Exceptional Health	Harlingen, TX	(b)	1,734	520	—	5,616	1,734	6,136	7,870	(492)	2016	12/1/2016	49 to 50 Years
Family Fare Supermarket	Omaha, NE	(b)	2,198	3,328	—	—	2,198	3,328	5,526	(1,540)	1982	12/17/2013	4 to 20 Years
Family Medical Center	Jacksonville, FL	(b)	815	1,606	—	—	815	1,606	2,421	(457)	1977	8/18/2014	6 to 30 Years
Family Medical Center	Middleburg, FL	(b)	521	2,589	—	65	521	2,654	3,175	(753)	1988	8/18/2014	7 to 30 Years
Fazoli’s	Blue Springs, MO	(b)	688	119	101	(119)	789	—	789	—	(e)	8/27/2009	(e)
Fazoli’s	Lees Summit, MO	(b)	628	—	—	—	628	—	628	—	(e)	11/25/2019	(e)
Fazoli’s	Fort Wayne, IN	(b)	769	136	—	—	769	136	905	(27)	1982	11/25/2019	7 to 18 Years
FedEx	Peoria, IL	(b)	953	1,917	596	182	1,549	2,099	3,648	(898)	1996	7/17/2013	3 to 30 Years

14
9

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
FedEx	Madison, AL	(a)	5,115	6,701	—	—	5,115	6,701	11,816	(3,446)	2008	7/17/2013	10 to 38 Years
FedEx	Baton Rouge, LA	(b)	2,898	8,024	—	—	2,898	8,024	10,922	(2,298)	2008	7/17/2013	9 to 43 Years
FedEx	Oak Park, MI	(b)	16,713	19,718	—	38	16,713	19,756	36,469	(3,552)	2016	6/26/2017	14 to 40 Years
FedEx	Anniston, AL	(b)	2,345	10,239	—	—	2,345	10,239	12,584	(97)	2014	9/25/2020	8 to 44 Years
FedEx	Pearl, MS	(b)	5,307	21,063	—	—	5,307	21,063	26,370	(213)	2017	9/29/2020	6 to 44 Years
Ferguson Enterprises	Shallotte, NC	(a)	705	1,794	—	—	705	1,794	2,499	(716)	2006	7/17/2013	10 to 30 Years
Ferguson Enterprises	Salisbury, MD	(b)	4,210	6,613	—	—	4,210	6,613	10,823	(3,622)	2007	7/17/2013	10 to 27 Years
Ferguson Enterprises	Powhatan, VA	(b)	4,342	2,963	—	—	4,342	2,963	7,305	(2,736)	2007	7/17/2013	10 to 31 Years
Ferguson Enterprises	Ocala, FL	(b)	2,260	4,709	—	—	2,260	4,709	6,969	(1,812)	2006	7/17/2013	8 to 46 Years
Ferguson Enterprises	Front Royal, VA	(a)	7,257	35,711	—	—	7,257	35,711	42,968	(12,891)	2007	7/17/2013	9 to 34 Years
Ferguson Enterprises	Cohasset, MN	(a)	334	1,134	—	—	334	1,134	1,468	(511)	2007	7/17/2013	10 to 26 Years
Ferguson Enterprises	Auburn, AL	(a)	884	1,530	—	—	884	1,530	2,414	(596)	2007	7/17/2013	10 to 32 Years
FHE	Fruita, CO	(b)	1,596	9,361	—	11	1,596	9,372	10,968	(413)	2019	6/28/2019	12 to 45 Years
FHE	Fruita, CO	(b)	1,640	4,920	—	—	1,640	4,920	6,560	(291)	2007	6/28/2019	10 to 36 Years
Fiesta Mart (f)	Dallas, TX	(b)	3,975	—	—	—	3,975	—	3,975	—	(e)	7/17/2013	(e)
Fire King	New Albany, IN	(b)	941	5,078	—	65	941	5,143	6,084	(582)	1977	12/20/2019	8 to 30 Years
Food City	Blairsville, GA	(b)	1,652	3,102	—	—	1,652	3,102	4,754	(992)	2001	9/30/2014	10 to 30 Years
Food City	Chattanooga, TN	(b)	1,817	5,281	—	—	1,817	5,281	7,098	(1,458)	1969	9/30/2014	10 to 30 Years
Food City	Dayton, TN	(b)	1,122	6,767	—	—	1,122	6,767	7,889	(1,420)	1999	9/30/2014	10 to 40 Years
Fox Rehabilitation Services	Cherry Hill, NJ	(b)	4,078	6,076	—	—	4,078	6,076	10,154	(1,356)	1998	11/23/2016	9 to 30 Years
Freddy’s Frozen Custard & Steakburgers	Sedalia, MO	(b)	594	1,196	—	—	594	1,196	1,790	(85)	2016	6/28/2019	8 to 34 Years
Fresenius Medical Care	Elizabethton, TN	(b)	482	1,139	—	—	482	1,139	1,621	(366)	2008	8/18/2014	6 to 30 Years
Fresenius Medical Care	Fairlea, WV	(b)	298	1,280	—	—	298	1,280	1,578	(372)	2009	8/18/2014	10 to 40 Years
Gardner School	Nashville, TN	(b)	2,461	1,427	—	—	2,461	1,427	3,888	(292)	1976	3/27/2015	15 to 40 Years
Georgia Theatre	Danville, VA	(b)	1,349	6,406	—	—	1,349	6,406	7,755	(1,229)	2002	12/30/2014	15 to 40 Years
Georgia Theatre	Hinesville, GA	(b)	2,049	5,216	—	—	2,049	5,216	7,265	(1,026)	2001	12/30/2014	15 to 40 Years
Georgia Theatre	Valdosta, GA	(b)	3,038	13,801	—	—	3,038	13,801	16,839	(2,450)	2001	12/30/2014	15 to 40 Years
Georgia Theatre	Warner Robins, GA	(b)	2,598	8,324	—	—	2,598	8,324	10,922	(1,592)	2010	12/30/2014	15 to 40 Years
Golden Corral	Albuquerque, NM	(b)	1,473	2,947	—	—	1,473	2,947	4,420	(1,237)	2011	7/17/2013	10 to 33 Years
Golden Corral	Decatur, AL	(b)	1,157	1,725	—	—	1,157	1,725	2,882	(655)	2004	7/17/2013	10 to 30 Years
Golden Corral	Florence, AL	(b)	794	1,742	—	—	794	1,742	2,536	(633)	1995	7/17/2013	8 to 27 Years
Golden Corral	Fort Smith, AR	(b)	667	2,862	—	—	667	2,862	3,529	(206)	1993	11/25/2019	5 to 20 Years
Golden Corral	Branson, MO	(b)	1,182	2,668	—	—	1,182	2,668	3,850	(172)	1994	11/25/2019	5 to 25 Years
Golden Corral	Springfield, MO	(b)	2,499	1,239	—	—	2,499	1,239	3,738	(108)	1993	11/25/2019	5 to 25 Years

1
50

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Golden Corral	North Little Rock, AR	(b)	1,166	2,138	—	—	1,166	2,138	3,304	(141)	1993	11/25/2019	5 to 25 Years
Gourmet Foods	Los Angeles, CA	(b)	4,099	5,354	—	—	4,099	5,354	9,453	(279)	1958	10/11/2019	8 to 26 Years
Gourmet Foods	Hayward, CA	(b)	2,125	3,015	—	—	2,125	3,015	5,140	(112)	1986	10/11/2019	12 to 35 Years
GQT Riverview 14 GDX	Gibsonton, FL	(b)	4,970	4,014	—	8,907	4,970	12,921	17,891	(1,511)	2016	11/5/2015	12 to 50 Years
Grease Monkey	Moultrie, GA	(b)	179	271	—	—	179	271	450	(240)	1983	9/7/2007	15 to 20 Years
Grease Monkey	Spanish Fort, AL	(b)	563	607	—	—	563	607	1,170	(435)	1993	9/7/2007	15 to 30 Years
Grease Monkey	Montgomery, AL	(b)	241	628	—	—	241	628	869	(339)	1997	9/7/2007	15 to 30 Years
Grease Monkey	Pensacola, FL	(b)	238	564	—	—	238	564	802	(308)	1994	9/7/2007	15 to 30 Years
Grease Monkey	Montgomery, AL	(b)	303	636	—	—	303	636	939	(353)	1996	9/7/2007	15 to 30 Years
Grease Monkey	Pensacola, FL	(b)	148	459	—	—	148	459	607	(245)	1972	9/7/2007	15 to 30 Years
Grease Monkey	Marianna, FL	(b)	283	452	—	—	283	452	735	(240)	1994	9/7/2007	15 to 40 Years
Grease Monkey	Albany, GA	(b)	242	572	—	—	242	572	814	(243)	1982	9/7/2007	15 to 40 Years
Grease Monkey	Pensacola, FL	(b)	104	333	—	—	104	333	437	(195)	1968	9/7/2007	15 to 30 Years
Grease Monkey	Mobile, AL	(b)	89	501	—	—	89	501	590	(261)	1982	11/30/2007	15 to 30 Years
Grease Monkey	Albany, GA	(b)	281	575	—	—	281	575	856	(351)	1997	9/7/2007	15 to 30 Years
Grease Monkey	Gulf Breeze, FL	(b)	296	457	—	—	296	457	753	(249)	1993	9/7/2007	15 to 30 Years
Grease Monkey	Valdosta, GA	(b)	376	576	—	—	376	576	952	(340)	1996	11/30/2007	15 to 30 Years
Grease Monkey	Montgomery, AL	(b)	275	528	—	—	275	528	803	(317)	1988	9/7/2007	15 to 30 Years
Grease Monkey	Pensacola, FL	(b)	195	569	—	—	195	569	764	(318)	1983	9/7/2007	15 to 30 Years
Grease Monkey	Opelika, AL	(b)	503	628	—	—	503	628	1,131	(392)	1995	9/7/2007	15 to 30 Years
Grease Monkey	Auburn, AL	(b)	676	647	—	—	676	647	1,323	(418)	1995	9/7/2007	15 to 30 Years
Grease Monkey	Ocean Springs, MS	(b)	145	186	—	—	145	186	331	(67)	1988	7/17/2013	15 to 30 Years
Grease Monkey	Montgomery, AL	(b)	398	626	—	—	398	626	1,024	(370)	1997	9/7/2007	15 to 30 Years
Grease Monkey	Niceville, FL	(b)	458	454	—	—	458	454	912	(215)	1996	9/7/2007	15 to 40 Years
Grease Monkey	Montgomery, AL	(b)	422	857	—	—	422	857	1,279	(466)	1992	9/7/2007	15 to 30 Years
Grease Monkey	Mobile, AL	(b)	157	508	—	—	157	508	665	(275)	1982	9/7/2007	15 to 30 Years
Grease Monkey	Dothan, AL	(b)	162	659	—	—	162	659	821	(346)	1996	9/7/2007	15 to 30 Years
Grease Monkey	Pensacola, FL	(b)	150	575	—	—	150	575	725	(317)	1986	9/7/2007	15 to 30 Years
Grease Monkey	Crestview, FL	(b)	544	743	—	—	544	743	1,287	(398)	1975	9/7/2007	15 to 30 Years
Grease Monkey	Panama City, FL	(b)	378	252	—	—	378	252	630	(115)	1997	7/17/2013	15 to 30 Years
Grease Monkey	Milton, FL	(b)	137	577	—	—	137	577	714	(306)	1986	9/7/2007	15 to 30 Years
Grease Monkey	Wetumpka, AL	(b)	224	437	—	—	224	437	661	(35)	1995	11/25/2019	6 to 17 Years
Grease Monkey	Waycross, GA	(b)	207	499	—	—	207	499	706	(33)	1998	11/25/2019	10 to 20 Years
H&E Equipment Services	Corpus Christi, TX	(b)	1,790	1,267	—	—	1,790	1,267	3,057	(723)	2014	9/30/2014	11 to 30 Years
Hardee’s	Paxton, IL	(b)	319	529	—	—	319	529	848	(66)	1986	11/25/2019	8 to 15 Years
Hardee’s	Mayfield, KY	(b)	266	918	—	—	266	918	1,184	(81)	1986	11/25/2019	7 to 15 Years
Hardee’s	Kansas City, MO	(b)	482	640	—	—	482	640	1,122	(64)	1979	11/25/2019	5 to 15 Years

1
51

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Hardee’s	Kansas City, KS	(b)	208	803	—	—	208	803	1,011	(73)	1980	11/25/2019	7 to 15 Years
Hardee’s	Columbia, MO	(b)	714	345	—	—	714	345	1,059	(37)	1985	11/25/2019	10 to 15 Years
Hardee’s	Trenton, MO	(b)	229	931	—	—	229	931	1,160	(75)	1976	11/25/2019	10 to 15 Years
Hardee’s	Independence, MO	(b)	321	607	—	—	321	607	928	(58)	1979	11/25/2019	7 to 15 Years
Hardee’s	Emporia, KS	(b)	296	1,015	—	—	296	1,015	1,311	(93)	1969	11/25/2019	7 to 15 Years
Hardee’s	Lees Summit, MO	(b)	459	705	—	—	459	705	1,164	(66)	1985	11/25/2019	11 to 15 Years
Hardee’s	Harrisonville, MO	(b)	268	769	(180)	(521)	88	248	336	(6)	1981	11/25/2019	7 to 14 Years
Hardee’s	Rolla, MO	(b)	336	654	—	—	336	654	990	(60)	1978	11/25/2019	7 to 15 Years
Hardee’s	Johnson City, TN	(b)	718	450	—	—	718	450	1,168	(329)	1983	12/21/2012	15 to 20 Years
Hardee’s	Buckhannon, WV	(b)	438	529	—	—	438	529	967	(283)	1978	12/21/2012	15 to 20 Years
Hardee’s	Bristol, VA	(b)	369	564	—	—	369	564	933	(304)	1991	12/21/2012	15 to 20 Years
Hardee’s	Mount Carmel, TN	(b)	499	536	—	—	499	536	1,035	(260)	1988	12/21/2012	15 to 30 Years
Hardee’s	Waynesburg, PA	(b)	323	918	—	—	323	918	1,241	(353)	1982	12/21/2012	15 to 30 Years
Hardee’s	Bristol, VA	(b)	492	366	—	—	492	366	858	(271)	1982	12/21/2012	15 to 20 Years
Hardee’s	Rogersville, TN	(b)	384	964	—	—	384	964	1,348	(366)	1986	12/21/2012	15 to 30 Years
Hardee’s	South Charleston, WV	(b)	524	541	—	—	524	541	1,065	(268)	1993	12/21/2012	15 to 20 Years
Hardee’s	So. Parkersburg, WV	(b)	383	404	—	—	383	404	787	(221)	1986	12/21/2012	15 to 20 Years
Hardee’s	Weston, WV	(b)	158	695	—	—	158	695	853	(237)	1981	12/21/2012	15 to 30 Years
Hardee’s	Kingwood, WV	(b)	618	677	—	—	618	677	1,295	(366)	1979	12/21/2012	15 to 20 Years
Hardee’s	Kingsport, TN	(b)	384	877	—	—	384	877	1,261	(336)	1992	12/21/2012	15 to 30 Years
Hardee’s	Bristol, TN	(b)	474	282	—	—	474	282	756	(285)	1985	12/21/2012	10 to 15 Years
Hardee’s	Elizabethton, TN	(b)	735	278	—	—	735	278	1,013	(203)	1971	12/21/2012	15 to 20 Years
Hardee’s	Jonesborough, TN	(b)	576	329	—	—	576	329	905	(217)	1987	12/21/2012	15 to 20 Years
Hardee’s	Parkersburg, WV	(b)	457	309	—	—	457	309	766	(326)	1999	12/21/2012	10 to 15 Years
Hardee’s	Philippi, WV	(b)	405	232	—	—	405	232	637	(266)	1986	12/21/2012	10 to 15 Years
Hardee’s	Normal, IL	(b)	394	240	—	—	394	240	634	(244)	1980	12/21/2012	10 to 15 Years
Hardee’s	Peoria, IL	(b)	383	270	—	—	383	270	653	(282)	1980	12/21/2012	10 to 15 Years
Hardee’s	Peoria, IL	(b)	282	435	—	—	282	435	717	(246)	1980	12/21/2012	15 to 20 Years
Hardee’s	Havana, IL	(b)	439	297	—	—	439	297	736	(368)	1980	12/21/2012	10 to 15 Years
Hardee’s	Eureka, IL	(b)	307	338	—	—	307	338	645	(382)	1980	12/21/2012	10 to 15 Years
Hardee’s	Fort Madison, IA	(b)	191	620	—	—	191	620	811	(229)	1980	12/21/2012	15 to 30 Years
Hardee’s	Washington, IL	(b)	264	460	—	—	264	460	724	(255)	1980	12/21/2012	15 to 20 Years
Hardee’s	Bartonville, IL	(b)	410	856	—	—	410	856	1,266	(357)	1980	12/21/2012	15 to 30 Years
Hartford Provision Company	South Windsor, CT	(b)	1,590	6,774	—	632	1,590	7,406	8,996	(2,229)	1982	5/5/2015	7 to 20 Years
Hatch Stamping	Chelsea, MI	(b)	858	1,999	—	—	858	1,999	2,857	(213)	1975	6/17/2019	6 to 21 Years
Hatch Stamping	Spring Arbor, MI	(b)	338	1,385	—	—	338	1,385	1,723	(115)	2001	6/17/2019	6 to 25 Years
Hatch Stamping	Chelsea, MI	(b)	1,215	6,321	—	—	1,215	6,321	7,536	(531)	1990	6/17/2019	8 to 22 Years

1
52

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Havana Farm and Home Supply	Havana, IL	(b)	526	813	—	94	526	907	1,433	(577)	2000	5/31/2006	15 to 30 Years
Health Point Family Medicine	Franklin, TX	(b)	159	1,124	—	29	159	1,153	1,312	(273)	2012	8/18/2014	4 to 40 Years
Hobby Lobby (f)	Douglasville, GA	(b)	2,612	4,840	—	99	2,612	4,939	7,551	(2,233)	2006	7/17/2013	4 to 39 Years
Home Depot	Lakewood, CO	(a)	3,822	—	—	—	3,822	—	3,822	—	(e)	7/17/2013	(e)
Home Depot	Colma, CA	(b)	21,065	13,597	—	481	21,065	14,078	35,143	(4,020)	1995	7/17/2013	2 to 33 Years
Home Depot	Memphis, TN	(b)	3,777	10,303	—	43	3,777	10,346	14,123	(1,782)	1996	2/28/2017	9 to 30 Years
Home Depot	Highland Heights, OH	(b)	4,897	11,272	—	43	4,897	11,315	16,212	(1,942)	1995	2/21/2017	3 to 30 Years
Home Depot	Tempe, AZ	(b)	7,417	9,795	—	173	7,417	9,968	17,385	(2,162)	1978	5/12/2017	10 to 30 Years
Home Depot	Broadview, IL	(b)	4,904	7,316	—	—	4,904	7,316	12,220	(2,828)	1994	7/17/2013	9 t o 30 Years
Home Depot (f)	Bedford Park, IL	(a)	10,242	11,839	—	—	10,242	11,839	22,081	(5,978)	1993	7/17/2013	7 to 20 Years
Hy-Vee Food Store (f)	Bethany, MO	(b)	648	379	—	—	648	379	1,027	(455)	1974	5/31/2006	15 to 20 Years
IBM	Greece, NY	(b)	1,419	20,548	—	(11,004)	1,419	9,544	10,963	(1,014)	1989	8/2/2017	10 to 40 Years
IBM	Columbus, OH	(b)	3,154	19,715	—	12,816	3,154	32,531	35,685	(4,748)	1989	8/2/2017	5 to 30 Years
In-Shape	Manteca, CA	(b)	796	2,062	—	2,244	796	4,306	5,102	(604)	2001	9/4/2015	15 to 30 Years
In-Shape	Modesto, CA	(b)	2,350	5,923	—	—	2,350	5,923	8,273	(1,697)	1964	12/5/2014	10 to 30 Years
Insurance Auto Auction	Fargo, ND	(b)	3,006	184	—	—	3,006	184	3,190	(47)	2012	9/11/2018	11 to 22 Years
Insurance Auto Auction	Springfield, NE	(b)	6,801	1,102	—	—	6,801	1,102	7,903	(727)	2012	3/5/2020	7 to 32 Years
Insurance Auto Auction	Lennox, SD	(b)	5,934	1,876	—	—	5,934	1,876	7,810	(43)	2020	11/30/2020	9 to 35 Years
Interstate Resources	New Castle, PA	(b)	1,084	5,507	—	—	1,084	5,507	6,591	(2,087)	1999	7/17/2013	8 to 26 Years
J. Jill	Tilton, NH	(a)	7,420	19,608	—	—	7,420	19,608	27,028	(9,256)	1998	7/17/2013	8 to 25 Years
Jiffy Lube	Sarasota, FL	(b)	386	312	—	141	386	453	839	(223)	1987	3/19/2013	10 to 30 Years
Jiffy Lube	Largo, FL	(b)	416	493	—	111	416	604	1,020	(262)	1989	3/19/2013	10 to 30 Years
Jiffy Lube	Bonita Springs, FL	(b)	582	312	—	101	582	413	995	(205)	1990	3/19/2013	10 to 30 Years
Jiffy Lube	Clearwater, FL	(b)	463	443	—	131	463	574	1,037	(258)	1989	3/19/2013	10 to 30 Years
Jiffy Lube	Naples, FL	(b)	333	302	—	121	333	423	756	(198)	1990	3/19/2013	10 to 30 Years
Jiffy Lube	Sarasota, FL	(b)	278	312	—	131	278	443	721	(201)	1987	3/19/2013	10 to 30 Years
Jiffy Lube	Bradenton, FL	(b)	594	493	—	222	594	715	1,309	(367)	1988	3/19/2013	10 to 30 Years
Jiffy Lube	Fort Myers, FL	(b)	555	312	—	131	555	443	998	(230)	1990	3/19/2013	10 to 30 Years
Jo-Ann’s	Reading, PA	(b)	449	3,222	—	—	449	3,222	3,671	(615)	1998	7/17/2013	8 to 40 Years
Jo-Ann’s	Alpharetta, GA	(b)	2,819	3,139	—	—	2,819	3,139	5,958	(792)	2000	7/17/2013	5 to 43 Years
Jo-Ann’s (f)	Independence, MO	(a)	2,157	2,597	—	—	2,157	2,597	4,754	(1,375)	1999	7/17/2013	7 to 21 Years
Joe’s Crab Shack	Colorado Springs, CO	(b)	882	612	—	—	882	612	1,494	(54)	1989	11/25/2019	3 to 20 Years
KFC	Milan, IL	(b)	161	533	—	—	161	533	694	(189)	1997	10/3/2011	15 to 30 Years
KFC	Davenport, IA	(b)	441	646	—	—	441	646	1,087	(291)	2002	10/3/2011	15 to 30 Years
KFC	Independence, MO	(b)	396	1,074	—	—	396	1,074	1,470	(422)	1984	10/3/2011	15 to 30 Years
KFC	Kansas City, KS	(b)	594	904	—	—	594	904	1,498	(376)	1999	10/3/2011	15 to 30 Years
KFC	La Vista, NE	(b)	499	664	—	—	499	664	1,163	(254)	1992	10/3/2011	15 to 30 Years

15
3

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
KFC	Calhoun, GA	(b)	503	713	—	—	503	713	1,216	(270)	1988	2/2/2012	15 to 30 Years
KFC	Covington, GA	(b)	526	665	—	—	526	665	1,191	(238)	2001	2/2/2012	15 to 30 Years
KFC	Decatur, GA	(b)	677	539	—	—	677	539	1,216	(199)	1989	2/2/2012	15 to 30 Years
KFC	Hampton, GA	(b)	568	648	—	—	568	648	1,216	(233)	2002	2/2/2012	15 to 30 Years
KFC	Jackson, GA	(b)	467	729	—	—	467	729	1,196	(306)	1992	2/2/2012	15 to 30 Years
KFC	Morrow, GA	(b)	530	568	—	—	530	568	1,098	(181)	2006	2/2/2012	15 to 40 Years
KFC	Stockbridge, GA	(b)	388	353	—	—	388	353	741	(132)	2001	2/2/2012	15 to 30 Years
KFC	Stone Mountain, GA	(b)	379	487	—	—	379	487	866	(173)	1986	2/2/2012	15 to 30 Years
KFC	Roswell, GA	(b)	755	683	—	—	755	683	1,438	(47)	2006	11/25/2019	10 to 22 Years
KFC	Kingston, PA	(b)	521	635	—	—	521	635	1,156	(163)	1978	11/18/2014	15 to 30 Years
KFC	Bloomsburg, PA	(b)	698	823	—	—	698	823	1,521	(234)	1993	11/18/2014	15 to 30 Years
KFC	Williamsport, PA	(b)	864	979	—	—	864	979	1,843	(253)	1966	11/18/2014	15 to 30 Years
KFC	O’Fallon, MO	(b)	539	380	265	(55)	804	325	1,129	—	2016	12/23/2020	12 to 32 Years
King’s Daughters Medical Center	Grayson, KY	(b)	658	3,171	—	—	658	3,171	3,829	(752)	2013	8/18/2014	9 to 40 Years
Kiolbassa	San Antonio, TX	(b)	1,324	1,837	—	—	1,324	1,837	3,161	(53)	2004	5/7/2020	8 to 30 Years
Kiolbassa	San Antonio, TX	(b)	2,764	7,268	—	—	2,764	7,268	10,032	(181)	2007	5/7/2020	8 to 29 Years
Kohl’s	Wichita, KS	(b)	2,163	7,036	—	242	2,163	7,278	9,441	(2,223)	1996	7/17/2013	8 to 36 Years
Kohl’s	Lake Zurich, IL	(b)	4,860	6,935	—	—	4,860	6,935	11,795	(2,767)	2000	7/17/2013	7 to 32 Years
Kohl’s	Grand Forks, ND	(b)	1,516	10,008	—	—	1,516	10,008	11,524	(2,134)	2006	7/17/2013	9 to 46 Years
Kohl’s	Tilton, NH	(b)	3,959	—	—	—	3,959	—	3,959	—	(e)	7/17/2013	(e)
Kohl’s	Olathe, KS	(b)	3,505	5,847	—	322	3,505	6,169	9,674	(2,197)	1995	7/17/2013	9 to 35 Years
Kohl’s	Sherwood, AR	(b)	2,300	5,995	—	—	2,300	5,995	8,295	(1,815)	2003	2/23/2015	8 to 30 Years
Kohl’s	Gilbert, AZ	(b)	4,936	4,318	—	2	4,936	4,320	9,256	(757)	2004	8/6/2018	5 to 24 Years
Kohl’s	Findlay, OH	(b)	2,030	4,971	—	—	2,030	4,971	7,001	(458)	1995	6/19/2019	5 to 26 Years
Kohl’s	Noblesville, IN	(b)	1,674	5,073	—	—	1,674	5,073	6,747	(397)	2002	9/20/2019	6 to 25 Years
Kohl’s	Chillicothe, OH	(b)	1,118	4,922	200	—	1,318	4,922	6,240	(350)	2002	9/20/2019	5 to 24 Years
Kohl’s	Dayton, OH	(b)	3,468	4,582	—	—	3,468	4,582	8,050	(412)	1994	9/20/2019	5 to 20 Years
Kohl’s	Lansing, MI	(b)	3,484	3,826	—	—	3,484	3,826	7,310	—	1999	12/18/2020	6 to 23 Years
Kroger	LaGrange, GA	(a)	972	8,435	—	—	972	8,435	9,407	(2,902)	1998	7/17/2013	4 to 25 Years
LA Fitness	Brooklyn Park, MN	(b)	3,176	7,771	—	—	3,176	7,771	10,947	(2,357)	2008	7/17/2013	10 to 35 Years
LA Fitness	Matteson, IL	(b)	4,587	6,328	244	—	4,831	6,328	11,159	(2,032)	2007	7/17/2013	5 to 34 Years
LA Fitness	Greenwood, IN	(a)	1,973	9,764	40	—	2,013	9,764	11,777	(2,190)	2007	7/17/2013	5 to 42 Years
LA Fitness	League City, TX	(a)	2,514	6,767	—	—	2,514	6,767	9,281	(1,676)	2008	7/17/2013	10 to 42 Years
LA Fitness	Naperville, IL	(a)	5,015	6,946	—	—	5,015	6,946	11,961	(1,926)	2007	7/17/2013	9 to 38 Years
LA Fitness	West Chester, OH	(b)	606	9,832	—	—	606	9,832	10,438	(1,934)	2009	7/17/2013	7 to 43 Years
LA Fitness	Fort Washington, PA	(b)	2,120	5,963	—	—	2,120	5,963	8,083	(503)	2003	6/26/2019	9 to 34 Years
LA Fitness	Clinton Township, MI	(b)	3,894	4,957	—	13	3,894	4,970	8,864	(322)	1999	11/25/2019	8 to 38 Years

15
4

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Lamb’s/Ramona Tire	Hemet, CA	(b)	1,509	2,019	—	—	1,509	2,019	3,528	(90)	1975	9/27/2019	10 to 33 Years
Lamb’s/Ramona Tire	Austin, TX	(b)	1,334	1,030	—	—	1,334	1,030	2,364	(51)	2009	9/27/2019	15 to 36 Years
Lamb’s/Ramona Tire	San Marcos, TX	(b)	853	595	—	—	853	595	1,448	(34)	2012	9/27/2019	13 to 34 Years
Lamb’s/Ramona Tire	Moreno Valley, CA	(b)	639	967	—	—	639	967	1,606	(46)	1987	9/27/2019	13 to 33 Years
Lamb’s/Ramona Tire	Austin, TX	(b)	1,263	613	—	—	1,263	613	1,876	(30)	2006	9/27/2019	12 to 36 Years
Lamb’s/Ramona Tire	Round Rock, TX	(b)	1,975	1,375	—	—	1,975	1,375	3,350	(84)	2010	9/27/2019	13 to 37 Years
La-Z-Boy	Glendale, AZ	(b)	1,395	4,242	—	—	1,395	4,242	5,637	(1,030)	2001	7/17/2013	2 to 45 Years
La-Z-Boy	Newington, CT	(b)	1,778	4,496	—	—	1,778	4,496	6,274	(1,001)	2006	7/17/2013	8 to 45 Years
La-Z-Boy	Kentwood, MI	(b)	1,145	4,085	—	850	1,145	4,935	6,080	(1,025)	1987	7/17/2013	4 to 38 Years
Lee’s Famous Recipe Chicken	Xenia, OH	(b)	384	288	—	—	384	288	672	(105)	1985	8/21/2015	15 to 20 Years
Lee’s Famous Recipe Chicken	Dayton, OH	(b)	467	237	—	—	467	237	704	(85)	1984	8/21/2015	15 to 20 Years
Lee’s Famous Recipe Chicken	Miamisburg, OH	(b)	139	262	—	—	139	262	401	(88)	1970	8/21/2015	15 to 20 Years
Lee’s Famous Recipe Chicken	Englewood, OH	(b)	235	345	—	—	235	345	580	(87)	1988	8/21/2015	15 to 30 Years
Lee’s Famous Recipe Chicken	Trotwood, OH	(b)	281	220	—	—	281	220	501	(90)	1971	8/21/2015	15 to 20 Years
Liberty Oilfield Services	Gillette, WY	(b)	1,520	4,561	—	—	1,520	4,561	6,081	(1,104)	2001	12/30/2014	15 to 40 Years
Liberty Oilfield Services	Henderson, CO	(b)	3,240	5,720	—	—	3,240	5,720	8,960	(1,274)	1977	12/30/2014	15 to 50 Years
Life Time Fitness	Reston, VA	(b)	9,259	21,308	—	—	9,259	21,308	30,567	(2,229)	2003	8/30/2018	6 to 40 Years
Life Time Fitness	Mansfield, TX	(b)	3,999	19,432	—	—	3,999	19,432	23,431	(1,980)	2008	8/30/2018	7 to 39 Years
Life Time Fitness	Canton, MI	(b)	4,674	18,514	—	—	4,674	18,514	23,188	(2,255)	2002	8/30/2018	6 to 33 Years
Life Time Fitness	Collierville, TN	(b)	5,101	18,546	—	—	5,101	18,546	23,647	(1,789)	2009	8/30/2018	7 to 44 Years
Life Time Fitness	Deerfield Township, OH	(b)	9,259	12,262	—	—	9,259	12,262	21,521	(2,009)	2007	8/30/2018	8 to 32 Years
Life Time Fitness	St. Louis, MO	(b)	9,054	26,952	—	—	9,054	26,952	36,006	—	2019	12/17/2020	14 to 55 Years
Life Time Fitness	Northbrook, IL	(b)	10,703	29,304	—	—	10,703	29,304	40,007	—	2019	12/17/2020	15 to 55 Years
Logan’s Roadhouse	Johnson City, TN	(b)	1,331	2,304	(793)	(1,442)	538	862	1,400	(40)	1996	7/17/2013	5 to 23 Years
Logan’s Roadhouse	Trussville, AL	(a)	1,222	1,770	(1,029)	(1,499)	193	271	464	(50)	2007	7/17/2013	9 to 34 Years
Long John Silver’s / A&W	Houston, TX	(b)	1,329	—	—	—	1,329	—	1,329	—	(e)	7/17/2013	(e)
Lowe’s	Midland, TX	(b)	5,826	6,633	—	366	5,826	6,999	12,825	(2,586)	1996	7/17/2013	2 to 35 Years
Lowe’s	Lubbock, TX	(b)	2,644	10,009	—	480	2,644	10,489	13,133	(3,293)	1996	7/17/2013	2 to 36 Years
Lowe’s	Cincinnati, OH	(b)	6,086	10,984	—	250	6,086	11,234	17,320	(4,498)	1998	7/17/2013	4 to 28 Years
Lowe’s	Chester, NY	(b)	6,432	—	—	—	6,432	—	6,432	—	(e)	7/17/2013	(e)
Lowe’s	Tilton, NH	(b)	13,185	—	—	—	13,185	—	13,185	—	(e)	7/17/2013	(e)
Lutheran Health Physicians	Warren, IN	(b)	220	278	68	—	288	278	566	(151)	2007	8/18/2014	4 to 20 Years
MAACO	Phoenix, AZ	(b)	834	1,206	—	291	834	1,497	2,331	(237)	1989	3/31/2017	10 to 30 Years
MAACO	Houston, TX	(b)	1,334	579	(759)	(354)	575	225	800	(3)	1950	3/31/2017	6 to 26 Years
MAACO	Tuscon, AZ	(b)	333	1,030	—	—	333	1,030	1,363	(184)	1999	3/31/2017	10 to 30 Years
Mac Papers	Jacksonville, FL	(b)	873	7,095	—	—	873	7,095	7,968	(162)	1990	3/12/2020	9 to 41 Years
Mac Papers	Jacksonville, FL	(b)	873	3,938	—	—	873	3,938	4,811	(119)	1956	3/12/2020	7 to 32 Years

15
5

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Mac Papers	Jacksonville, FL	(b)	1,805	9,488	—	—	1,805	9,488	11,293	(300)	1970	3/12/2020	9 to 31 Years
Mac Papers	Miami, FL	(b)	3,471	11,279	—	—	3,471	11,279	14,750	(300)	1998	3/12/2020	9 to 34 Years
Mac Papers	Midway, FL	(b)	350	3,028	—	—	350	3,028	3,378	(94)	1999	3/12/2020	9 to 32 Years
Mac Papers	Orlando, FL	(b)	1,885	7,373	—	—	1,885	7,373	9,258	(226)	1999	3/12/2020	9 to 32 Years
Mac Papers	Riviera Beach, FL	(b)	1,184	3,263	—	—	1,184	3,263	4,447	(101)	1994	3/12/2020	9 to 34 Years
Mac Papers	Tampa, FL	(b)	1,845	4,838	—	—	1,845	4,838	6,683	(175)	2009	3/12/2020	10 to 34 Years
Mac Papers	Lithia Springs, GA	(b)	1,175	8,732	—	—	1,175	8,732	9,907	(240)	2007	3/12/2020	8 to 37 Years
Mac Papers	Harahan, LA	(b)	874	5,430	—	—	874	5,430	6,304	(179)	1971	3/12/2020	8 to 28 Years
Mac Papers	Durham, NC	(b)	1,205	5,961	—	—	1,205	5,961	7,166	(141)	2004	3/12/2020	12 to 43 Years
Mac Papers	Antioch, TN	(b)	1,877	8,127	—	—	1,877	8,127	10,004	(179)	2016	3/12/2020	13 to 46 Years
Mac Papers	Chattanooga, TN	(b)	691	1,865	—	—	691	1,865	2,556	(70)	2000	3/12/2020	8 to 30 Years
Mac Papers	Memphis, TN	(b)	341	1,654	—	—	341	1,654	1,995	(55)	2003	3/12/2020	9 to 33 Years
Mac Papers	Arden, NC	(b)	1,788	2,255	—	—	1,788	2,255	4,043	(56)	1999	8/7/2020	6 to 35 Years
Mac Papers	Greenville, SC	(b)	719	1,995	—	—	719	1,995	2,714	(43)	1998	8/7/2020	6 to 34 Years
Mac Papers	Charlotte, NC	(b)	847	2,050	—	—	847	2,050	2,897	(56)	1986	8/7/2020	6 to 22 Years
Mac Papers	West Columbia, SC	(b)	828	1,472	—	—	828	1,472	2,300	(53)	1986	8/7/2020	6 to 22 Years
Main Event	Fort Worth, TX	(b)	2,468	5,418	—	—	2,468	5,418	7,886	(2,452)	2003	9/30/2005	15 to 40 Years
Main Event	Shenandoah, TX	(b)	2,886	5,763	—	—	2,886	5,763	8,649	(2,589)	2004	9/30/2005	15 to 40 Years
Main Event	Austin, TX	(b)	4,425	8,142	—	—	4,425	8,142	12,567	(3,881)	2005	9/30/2005	15 to 40 Years
Main Event	Lewisville, TX	(b)	2,130	4,630	—	—	2,130	4,630	6,760	(2,125)	1998	9/30/2005	15 to 40 Years
Main Event	Grapevine, TX	(b)	2,554	5,377	—	—	2,554	5,377	7,931	(2,458)	2000	9/30/2005	15 to 40 Years
Main Event	Plano, TX	(b)	3,225	6,302	—	—	3,225	6,302	9,527	(2,806)	2001	9/30/2005	15 to 40 Years
Main Event	Grand Prairie, TX	(b)	1,712	—	655	8,460	2,367	8,460	10,827	(197)	(h)	3/11/2019	(h)
Main Event	Lutz, FL	(b)	2,919	289	872	7,956	3,791	8,245	12,036	(179)	2019	7/18/2019	10 to 45 Years
Malibu Boats	Merced, CA	(b)	3,456	9,007	—	—	3,456	9,007	12,463	(4,434)	1998	3/31/2008	15 to 30 Years
Malibu Boats	Loudon, TN	(b)	1,188	4,904	—	—	1,188	4,904	6,092	(2,816)	1992	3/31/2008	15 to 30 Years
Market Street	Amarillo, TX	(b)	3,559	4,575	—	—	3,559	4,575	8,134	(1,748)	1999	5/23/2005	14 to 40 Years
Market Street	Wichita Falls, TX	(b)	—	6,259	—	—	—	6,259	6,259	(4,348)	1997	5/23/2005	13 to 20 Years
Mattress Firm	Columbia, SC	(b)	596	872	—	216	596	1,088	1,684	(357)	1998	7/17/2013	9 to 45 Years
Michael’s (f)	Collierville, TN	(b)	1,114	6,726	—	—	1,114	6,726	7,840	(2,186)	2002	7/17/2013	9 to 49 Years
Milo’s	Gardendale, AL	(b)	438	841	—	55	438	896	1,334	(313)	1996	3/29/2013	8 to 29 Years
Milo’s	Bessemer, AL	(b)	622	983	—	62	622	1,045	1,667	(367)	2002	3/29/2013	8 to 29 Years
Milo’s	Birmingham, AL	(b)	512	983	—	63	512	1,046	1,558	(368)	2002	3/29/2013	8 to 29 Years
Milo’s	Birmingham, AL	(b)	321	740	—	48	321	788	1,109	(273)	1977	3/29/2013	8 to 29 Years
Milo’s	Moody, AL	(b)	518	800	—	56	518	856	1,374	(312)	1997	3/29/2013	8 to 29 Years
Milo’s	Pelham, AL	(b)	605	923	—	54	605	977	1,582	(347)	1998	3/29/2013	8 to 29 Years
Milo’s	Trussville, AL	(b)	909	892	—	55	909	947	1,856	(381)	2000	3/29/2013	8 to 29 Years

15
6

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Milo’s	Calera, AL	(b)	560	912	—	82	560	994	1,554	(375)	2008	3/29/2013	8 to 29 Years
Milo’s	Homewood, AL	(b)	775	—	—	—	775	—	775	—	(e)	11/25/2019	(e)
Missoula Fresh Market	Missoula, MT	(b)	2,510	4,714	—	—	2,510	4,714	7,224	(1,100)	1999	3/11/2015	15 to 30 Years
Missoula Fresh Market	Missoula, MT	(b)	3,008	5,168	—	—	3,008	5,168	8,176	(1,164)	2008	3/12/2015	15 to 30 Years
Mister Car Wash	Abilene, TX	(b)	2,733	3,080	—	—	2,733	3,080	5,813	(807)	1993	4/7/2015	15 to 30 Years
Mister Car Wash	Casselberry, FL	(b)	1,042	2,406	—	—	1,042	2,406	3,448	(502)	1988	2/9/2016	13 to 30 Years
Mister Car Wash	Ocoee, FL	(b)	2,128	1,775	—	18	2,128	1,793	3,921	(419)	2009	5/3/2016	17 to 30 Years
Mister Car Wash	Orlando, FL	(b)	1,629	1,895	—	—	1,629	1,895	3,524	(482)	2005	2/9/2016	13 to 30 Years
Mister Car Wash	Orlando, FL	(b)	2,709	2,728	—	45	2,709	2,773	5,482	(655)	2001	2/9/2016	13 to 30 Years
Mister Car Wash	Madison, WI	(b)	611	1,775	—	—	611	1,775	2,386	(438)	1958	6/30/2015	15 to 30 Years
Mister Car Wash	Madison, WI	(b)	905	2,728	—	—	905	2,728	3,633	(612)	1961	6/30/2015	15 to 30 Years
Mister Car Wash	Madison, WI	(b)	564	1,623	—	—	564	1,623	2,187	(336)	1956	6/30/2015	15 to 30 Years
Mister Car Wash	Rockford, IL	(b)	705	2,669	—	—	705	2,669	3,374	(554)	1959	6/30/2015	15 to 30 Years
Mister Car Wash	Saint Paul, MN	(b)	5,274	136	—	67	5,274	203	5,477	(1,596)	1966	12/13/2016	12 to 30 Years
Mister Car Wash	Edgewater, MD	(b)	4,720	1,460	—	—	4,720	1,460	6,180	(500)	2005	1/21/2015	15 to 30 Years
Mister Car Wash	Millersville, MD	(b)	2,250	1,636	—	—	2,250	1,636	3,886	(448)	2007	1/21/2015	15 to 30 Years
Mister Car Wash	Nampa, ID	(b)	3,240	2,343	—	—	3,240	2,343	5,583	(1,249)	2010	5/15/2013	15 to 30 Years
Mister Car Wash	Meridian, ID	(b)	1,923	2,170	536	20	2,459	2,190	4,649	(1,077)	2006	5/15/2013	15 to 30 Years
Mister Car Wash	Boise, ID	(b)	217	—	—	—	217	—	217	(15)	(e)	5/15/2013	(e)
Mister Car Wash	Boise, ID	(b)	2,155	2,488	—	—	2,155	2,488	4,643	(1,153)	2004	5/15/2013	15 to 30 Years
Mister Car Wash	Round Rock, TX	(b)	1,167	1,549	—	—	1,167	1,549	2,716	(417)	2009	5/7/2015	15 to 30 Years
Mister Car Wash	Houston, TX	(b)	1,081	2,450	—	—	1,081	2,450	3,531	(181)	1991	11/25/2019	3 to 16 Years
Mojo Grill	Leesburg, FL	(b)	619	236	—	500	619	736	1,355	(87)	1996	10/26/2018	8 to 23 Years
Monterey’s Tex Mex	Bryan, TX	(b)	818	670	—	—	818	670	1,488	(52)	1988	11/25/2019	3 to 23 Years
Mountainside Fitness	Chandler, AZ	(b)	1,687	2,935	—	12	1,687	2,947	4,634	(142)	2002	11/25/2019	3 to 35 Years
Mr. Clean/Jiffy Lube	Lawrenceville, GA	(b)	2,315	1,670	—	—	2,315	1,670	3,985	(112)	1996	9/11/2019	10 to 30 Years
Mr. Clean/Jiffy Lube	Canton, GA	(b)	2,649	1,681	—	—	2,649	1,681	4,330	(106)	1998	9/11/2019	11 to 30 Years
NextCare Urgent Care	Round Rock, TX	(b)	271	728	—	—	271	728	999	(167)	1985	8/18/2014	8 to 40 Years
Northern Tool & Equipment	Blaine, MN	(b)	1,728	3,437	—	—	1,728	3,437	5,165	(882)	2006	7/17/2013	8 to 43 Years
Off Lease Only	West Palm Beach, FL	(b)	12,511	9,751	—	—	12,511	9,751	22,262	(148)	2016	9/9/2020	17 to 43 Years
Off Lease Only	North Lauderdale, FL	(b)	21,733	8,680	—	—	21,733	8,680	30,413	(211)	1988	9/9/2020	14 to 38 Years
Off Lease Only	Orlando, FL	(b)	16,901	10,864	—	—	16,901	10,864	27,765	(249)	2019	9/9/2020	18 to 44 Years
Office Depot	Dayton, OH	(b)	710	2,417	—	—	710	2,417	3,127	(556)	2005	7/17/2013	8 to 47 Years
Office Depot	Greenville, MS	(b)	583	2,315	—	43	583	2,358	2,941	(621)	2000	7/17/2013	1 to 35 Years
Office Depot	Oxford, MS	(b)	1,625	1,024	—	—	1,625	1,024	2,649	(412)	2006	7/17/2013	9 to 33 Years
Office Depot	Enterprise, AL	(b)	675	2,239	—	—	675	2,239	2,914	(560)	2006	7/17/2013	8 to 43 Years
Office Depot	Benton, AR	(b)	1,236	1,926	—	—	1,236	1,926	3,162	(558)	2001	7/17/2013	3 to 38 Years

15
7

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Office Depot	Laurel, MS	(b)	401	2,164	—	300	401	2,464	2,865	(615)	2002	7/17/2013	3 to 35 Years
Office Depot	Morrisville, NC	(b)	408	2,732	—	—	408	2,732	3,140	(594)	2008	7/17/2013	11 to 47 Years
Office Depot	Balcones Heights, TX	(b)	1,888	2,117	—	—	1,888	2,117	4,005	(551)	2009	7/17/2013	11 to 46 Years
Office Depot (f)	Alcoa, TN	(b)	918	3,170	—	—	918	3,170	4,088	(759)	1999	7/17/2013	8 to 40 Years
OfficeMax	Orangeburg, SC	(b)	621	2,208	—	—	621	2,208	2,829	(517)	1999	7/17/2013	12 to 45 Years
Ogden Clinic	Ogden, UT	(b)	597	2,331	—	—	597	2,331	2,928	(716)	1985	8/18/2014	7 to 30 Years
Ojos Locos Sports Cantina	El Paso, TX	(b)	1,725	1,470	—	—	1,725	1,470	3,195	(394)	2014	4/15/2015	15 to 30 Years
Old Time Pottery	Fairview Heights, IL	(b)	1,418	2,383	(506)	(1,516)	912	867	1,779	(195)	1990	7/17/2013	3 to 3 Years
Old Time Pottery	Foley, AL	(b)	1,240	2,983	—	—	1,240	2,983	4,223	(1,049)	1994	5/8/2015	9 to 20 Years
Old Time Pottery	Murfreesboro, TN	(b)	3,413	6,727	—	—	3,413	6,727	10,140	(2,221)	1985	2/25/2015	9 to 20 Years
O’Reilly Auto Parts	Pea Ridge, AR	(b)	161	—	—	—	161	—	161	—	(e)	11/25/2019	(e)
Panera	Spartanburg, SC	(b)	1,196	1,671	—	—	1,196	1,671	2,867	(498)	1999	7/17/2013	5 to 34 Years
Party City	Eden Prairie, MN	(b)	3,174	10,118	—	—	3,174	10,118	13,292	(598)	1991	6/28/2019	9 to 33 Years
Party City	Los Lunas, NM	(b)	2,890	9,461	—	—	2,890	9,461	12,351	(475)	2015	6/28/2019	14 to 38 Years
Party City	Chester, NY	(b)	5,785	97,090	—	—	5,785	97,090	102,875	(3,697)	2006	6/28/2019	11 to 42 Years
Pawn I	Caldwell, ID	(b)	470	1,739	—	—	470	1,739	2,209	(243)	2009	7/31/2015	15 to 50 Years
Pawn I	Spokane, WA	(b)	970	1,945	—	—	970	1,945	2,915	(317)	1994	7/31/2015	15 to 40 Years
Pep Boys	West Warwick, RI	(b)	1,323	2,917	—	—	1,323	2,917	4,240	(802)	1993	7/17/2013	9 to 41 Years
Pep Boys	Tamarac, FL	(b)	1,407	2,660	—	—	1,407	2,660	4,067	(687)	1997	7/17/2013	7 to 39 Years
Pep Boys	Lakeland, FL	(b)	1,204	1,917	—	—	1,204	1,917	3,121	(556)	1991	7/17/2013	7 to 38 Years
Pep Boys	El Centro, CA	(b)	1,295	1,504	—	—	1,295	1,504	2,799	(554)	1998	7/17/2013	9 to 33 Years
Pep Boys	Frederick, MD	(b)	1,571	2,529	—	—	1,571	2,529	4,100	(694)	1987	7/17/2013	9 to 40 Years
Pep Boys	Clarksville, IN	(b)	1,055	1,758	—	—	1,055	1,758	2,813	(626)	1993	7/17/2013	8 to 30 Years
Pep Boys	Orem, UT	(b)	1,224	2,132	—	—	1,224	2,132	3,356	(603)	1990	7/17/2013	9 to 40 Years
Pep Boys	Pasadena, TX	(b)	1,224	4,263	—	—	1,224	4,263	5,487	(1,060)	1995	7/17/2013	9 to 40 Years
Pep Boys	Hampton, VA	(b)	1,662	2,974	—	—	1,662	2,974	4,636	(972)	1993	7/17/2013	9 to 35 Years
Pep Boys	Arlington Heights, IL	(b)	1,530	5,354	—	—	1,530	5,354	6,884	(1,346)	1995	7/17/2013	9 to 36 Years
Pep Boys	Albuquerque, NM	(b)	885	2,998	—	—	885	2,998	3,883	(761)	1990	7/17/2013	7 to 35 Years
Pep Boys	Colorado Springs, CO	(b)	1,335	1,587	—	—	1,335	1,587	2,922	(788)	1994	7/17/2013	7 to 26 Years
PetSmart	Chattanooga, TN	(a)	1,689	2,837	—	—	1,689	2,837	4,526	(745)	1996	7/17/2013	8 to 40 Years
PetSmart	Daytona Beach, FL	(a)	775	3,880	—	—	775	3,880	4,655	(869)	1996	7/17/2013	8 to 42 Years
PetSmart	Fredericksburg, VA	(a)	1,783	3,491	—	—	1,783	3,491	5,274	(860)	1997	7/17/2013	8 to 44 Years
PetSuites Pet Resort & Spa	Bradenton, FL	(b)	1,563	2,679	—	—	1,563	2,679	4,242	(174)	2018	3/29/2019	19 to 35 Years
Pioneer Seeds	Maxton, NC	(b)	870	6,961	—	29	870	6,990	7,860	(912)	2016	12/16/2016	9 to 40 Years
Planet Fitness	Mesquite, TX	(b)	601	1,770	—	—	601	1,770	2,371	(478)	1986	1/15/2016	8 to 30 Years
Planet Fitness	Phoenix, AZ	(b)	642	2,245	—	—	642	2,245	2,887	(556)	1988	9/30/2014	14 to 30 Years
Planet Fitness	Burnsville, MN	(b)	1,461	1,597	—	22	1,461	1,619	3,080	(529)	1978	4/15/2016	8 to 20 Years

15
8

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Popeye’s Chicken & Biscuits	Bartlett, TN	(b)	788	1,160	—	—	788	1,160	1,948	(128)	1985	11/25/2019	5 to 12 Years
Popeye’s Chicken & Biscuits	Memphis, TN	(b)	814	903	—	—	814	903	1,717	(68)	2004	11/25/2019	6 to 19 Years
Popeye’s Chicken & Biscuits	Holly Springs, MS	(b)	225	249	—	—	225	249	474	(31)	1998	11/25/2019	6 to 13 Years
Popeye’s Chicken & Biscuits	Collierville, TN	(b)	670	672	—	—	670	672	1,342	(61)	2000	11/25/2019	6 to 15 Years
Popeye’s Chicken & Biscuits	Nashville, TN	(b)	455	613	—	—	455	613	1,068	(65)	1975	11/25/2019	6 to 12 Years
Popeye’s Chicken & Biscuits	Horn Lake, MS	(b)	217	1,061	—	—	217	1,061	1,278	(142)	1994	11/25/2019	4 to 9 Years
Popeye’s Chicken & Biscuits	Nashville, TN	(b)	624	837	—	—	624	837	1,461	(88)	1988	11/25/2019	6 to 12 Years
PriMed Physicians	Beavercreek, OH	(b)	559	1,420	63	29	622	1,449	2,071	(424)	1985	8/18/2014	7 to 40 Years
Progressive Medical Center	Dunwoody, GA	(b)	1,061	4,556	—	22	1,061	4,578	5,639	(677)	1988	10/27/2016	2 to 40 Years
Rally’s	Marion, IN	(b)	160	693	(1)	(4)	159	689	848	(73)	1990	11/25/2019	6 to 12 Years
Raymour & Flanigan Furniture	Horseheads, NY	(b)	1,395	10,923	—	12	1,395	10,935	12,330	(333)	2005	11/25/2019	7 to 43 Years
Raymour & Flanigan Furniture	Johnson City, NY	(b)	1,430	8,372	—	13	1,430	8,385	9,815	(378)	1978	11/25/2019	7 to 30 Years
Red Lobster	Winston-Salem, NC	(b)	1,707	1,873	—	—	1,707	1,873	3,580	(298)	1998	12/22/2016	13 to 40 Years
Red Lobster	Paducah, KY	(b)	1,485	2,407	—	69	1,485	2,476	3,961	(384)	2013	12/22/2016	13 to 40 Years
Red Lobster	Monroeville, PA	(b)	1,677	3,508	—	—	1,677	3,508	5,185	(637)	2009	12/22/2016	12 to 30 Years
Red Lobster	Rockford, IL	(b)	1,348	2,842	—	—	1,348	2,842	4,190	(437)	1977	12/22/2016	13 to 40 Years
Red Lobster	Zanesville, OH	(b)	1,088	2,218	—	—	1,088	2,218	3,306	(449)	1992	12/22/2016	11 to 30 Years
Red Lobster	Duluth, GA	(b)	1,913	4,576	—	—	1,913	4,576	6,489	(602)	1984	12/22/2016	13 to 40 Years
Red Lobster	Stillwater, OK	(b)	611	1,447	—	—	611	1,447	2,058	(326)	1995	12/23/2014	15 to 30 Years
Red Lobster	Salina, KS	(b)	764	1,100	—	—	764	1,100	1,864	(334)	1994	12/23/2014	15 to 30 Years
Red Lobster	Albany, GA	(b)	744	1,340	—	—	744	1,340	2,084	(362)	1971	12/23/2014	15 to 30 Years
Red Lobster	Meadville, PA	(b)	652	1,284	—	—	652	1,284	1,936	(395)	1991	12/23/2014	15 to 30 Years
Red Lobster	Aurora, CO	(b)	1,151	1,742	—	—	1,151	1,742	2,893	(380)	1974	12/23/2014	15 to 40 Years
Red Lobster	Tullahoma, TN	(b)	520	886	—	—	520	886	1,406	(223)	1996	12/23/2014	15 to 40 Years
Red Lobster	Bradley, IL	(b)	1,610	1,783	—	—	1,610	1,783	3,393	(536)	1991	12/23/2014	15 to 30 Years
Red Lobster	Bloomington, IL	(b)	662	1,029	—	—	662	1,029	1,691	(283)	1975	12/23/2014	15 to 30 Years
Red Lobster	Monroe, MI	(b)	927	897	—	—	927	897	1,824	(318)	1996	12/23/2014	15 to 30 Years
Red Lobster	Tifton, GA	(b)	642	1,009	—	—	642	1,009	1,651	(242)	1995	12/23/2014	15 to 40 Years
Red Lobster	Adrian, MI	(b)	652	1,233	—	—	652	1,233	1,885	(332)	1991	12/23/2014	15 to 30 Years
Red Lobster	Lewiston, ID	(b)	1,080	866	—	—	1,080	866	1,946	(291)	1996	12/23/2014	15 to 30 Years
Red Lobster	Findlay, OH	(b)	958	1,029	—	—	958	1,029	1,987	(308)	1991	12/23/2014	15 to 30 Years
Red Lobster	Council Bluffs, IA	(b)	1,070	703	—	—	1,070	703	1,773	(230)	1995	12/23/2014	15 to 30 Years
Red Lobster	Columbus, GA	(b)	876	1,243	—	—	876	1,243	2,119	(346)	2003	12/23/2014	15 to 30 Years
Red Lobster	Indianapolis, IN	(b)	418	1,223	—	—	418	1,223	1,641	(265)	1992	12/23/2014	15 to 30 Years
Red Lobster	Oxford, AL	(b)	489	1,212	—	—	489	1,212	1,701	(336)	1991	12/23/2014	15 to 30 Years
Red Lobster	Waterford, MI	(b)	761	1,958	—	—	761	1,958	2,719	(400)	1997	2/10/2015	15 to 40 Years
Red Mesa Grill	Traverse City, MI	(b)	651	1,255	—	—	651	1,255	1,906	(284)	2004	11/9/2015	15 to 30 Years

15
9

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Red Mesa Grill	Boyne City, MI	(b)	69	938	—	—	69	938	1,007	(165)	1997	11/9/2015	15 to 30 Years
Red Mesa Grill	Elk Rapids, MI	(b)	227	947	—	—	227	947	1,174	(180)	1998	11/9/2015	15 to 30 Years
Regal Cinemas	Carrollton, GA	(b)	1,879	5,868	—	—	1,879	5,868	7,747	(1,212)	2005	12/30/2014	15 to 40 Years
Regal Cinemas	Dawsonville, GA	(b)	1,859	4,207	—	—	1,859	4,207	6,066	(939)	2005	12/30/2014	15 to 40 Years
Regal Cinemas	Gainesville, GA	(b)	2,278	8,684	—	—	2,278	8,684	10,962	(1,614)	1996	12/30/2014	15 to 40 Years
Regal Cinemas	Woodstock, GA	(b)	2,798	5,057	—	2,800	2,798	7,857	10,655	(1,535)	1997	12/30/2014	15 to 30 Years
Regal Cinemas	Griffin, GA	(b)	1,239	3,188	—	—	1,239	3,188	4,427	(909)	2005	12/30/2014	15 to 30 Years
Regal Cinemas	Omaha, NE	(b)	2,254	4,249	—	—	2,254	4,249	6,503	(1,207)	2006	3/26/2015	12 to 30 Years
Regal Cinemas	Avon, IN	(b)	3,388	2,967	—	3,651	3,388	6,618	10,006	(2,226)	1995	3/1/2016	4 to 30 Years
Regal Cinemas	Bowie, MD	(b)	7,138	5,936	—	23	7,138	5,959	13,097	(1,362)	1998	11/23/2016	8 to 40 Years
Renaissance Food	Houston, TX	(b)	3,203	8,089	—	324	3,203	8,413	11,616	(328)	2016	12/3/2019	11 to 38 Years
Repair One	Port Orange, FL	(b)	574	1,349	—	—	574	1,349	1,923	(69)	1997	11/25/2019	10 to 25 Years
Residence Inn by Marriott	Cape Canaveral, FL	(b)	4,627	28,368	—	4,729	4,627	33,097	37,724	(1,523)	2006	3/28/2019	11 to 40 Years
Rite Aid	Wauseon, OH	(b)	1,000	2,034	—	—	1,000	2,034	3,034	(607)	2005	7/17/2013	12 to 37 Years
Rite Aid	Fremont, OH	(b)	504	1,405	(378)	(1,053)	126	352	478	(67)	1998	7/17/2013	4 to 27 Years
Rite Aid	Defiance, OH	(b)	645	2,452	—	—	645	2,452	3,097	(684)	2005	7/17/2013	11 to 38 Years
Rite Aid	Glassport, PA	(b)	550	2,471	—	—	550	2,471	3,021	(706)	2006	7/17/2013	11 to 37 Years
Rite Aid	Easton, PA	(b)	1,028	3,996	—	—	1,028	3,996	5,024	(974)	2006	7/17/2013	12 to 41 Years
Rite Aid	Plains, PA	(b)	1,502	2,611	—	—	1,502	2,611	4,113	(749)	2006	7/17/2013	12 to 37 Years
Rite Aid	Lima, OH	(b)	568	3,221	—	—	568	3,221	3,789	(760)	2005	7/17/2013	12 to 43 Years
Rite Aid	Fredericksburg, VA	(b)	1,426	2,077	—	—	1,426	2,077	3,503	(607)	2006	7/17/2013	14 to 37 Years
Rite Aid	Vineland, NJ	(b)	1,194	2,766	—	—	1,194	2,766	3,960	(121)	1997	7/17/2013	36 to 36 Years
Rite Aid	Mantua, NJ	(b)	502	1,379	—	—	502	1,379	1,881	(59)	1993	7/17/2013	33 to 33 Years
Ross (f)	Victoria, TX	(b)	2,631	7,710	—	(326)	2,631	7,384	10,015	(1,937)	2006	7/17/2013	5 to 43 Years
Ruth’s Chris Steakhouse	Sarasota, FL	(b)	2,758	412	—	—	2,758	412	3,170	(295)	2000	7/17/2013	12 to 25 Years
Ruth’s Chris Steakhouse	Metairie, LA	(a)	800	3,016	—	—	800	3,016	3,816	(796)	1964	7/17/2013	10 to 30 Years
Ryan’s	Bowling Green, KY	(b)	934	3,135	(579)	(1,940)	355	1,195	1,550	(203)	1997	7/17/2013	10 to 34 Years
Ryan’s	Lake Charles, LA	(b)	1,619	1,349	—	—	1,619	1,349	2,968	(653)	1987	7/17/2013	10 to 24 Years
Ryan’s	Picayune, MS	(b)	1,250	1,409	—	—	1,250	1,409	2,659	(558)	1999	7/17/2013	7 to 29 Years
Ryerson	Little Rock, AR	(b)	2,393	11,864	—	31	2,393	11,895	14,288	(663)	1994	12/20/2019	9 to 23 Years
Ryerson	Lancaster, NY	(b)	2,524	12,996	(245)	276	2,279	13,272	15,551	(865)	2002	12/20/2019	7 to 17 Years
Ryerson	Lavonia, GA	(b)	1,649	4,659	100	(67)	1,749	4,592	6,341	(378)	1960	12/20/2019	6 to 21 Years
Ryerson	Carrollton, TX	(b)	1,931	5,557	—	31	1,931	5,588	7,519	(371)	1981	12/20/2019	6 to 18 Years
Ryerson	Hilliard, OH	(b)	1,310	3,378	—	32	1,310	3,410	4,720	(190)	1973	12/20/2019	8 to 27 Years
Ryerson	Pounding Mill, VA	(b)	519	2,785	(33)	64	486	2,849	3,335	(199)	1982	12/20/2019	6 to 17 Years
Ryerson	Spokane, WA	(b)	954	3,738	—	31	954	3,769	4,723	(255)	1949	12/20/2019	6 to 17 Years
Ryerson	Phoenix, AZ	(b)	2,394	1,426	38	(7)	2,432	1,419	3,851	(225)	1935	12/20/2019	4 to 18 Years

1
60

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Ryerson	Strongsville, OH	(b)	1,114	1,903	—	32	1,114	1,935	3,049	(119)	1990	12/20/2019	11 to 25 Years
Sagebrush	Tulsa, OK	(b)	795	614	—	—	795	614	1,409	(4)	1987	11/23/2020	7 to 21 Years
Sagebrush	Tulsa, OK	(b)	719	4,145	—	—	719	4,145	4,864	(18)	1993	11/23/2020	7 to 23 Years
Saisaki Asian Bistro and Sushi	Newport News, VA	(b)	1,184	311	—	—	1,184	311	1,495	(409)	1995	6/25/2004	10 to 25 Years
Saltgrass	Plano, TX	(b)	1,934	1,456	—	—	1,934	1,456	3,390	(110)	1998	11/25/2019	7 to 20 Years
Same Day Delivery	Walker, MI	(a)	2,287	4,469	(1,369)	(2,277)	918	2,192	3,110	(532)	2001	7/17/2013	4 to 30 Years
Sam’s Club	Anderson, SC	(b)	4,770	6,883	—	—	4,770	6,883	11,653	(4,608)	1993	7/17/2013	7 to 21 Years
Sam’s Club (f)	Littleton, CO	(b)	7,839	9,299	—	—	7,839	9,299	17,138	(5,625)	1991	7/17/2013	5 to 17 Years
Serrano’s Mexican Restaurant	Mesa, AZ	(b)	422	1,002	—	—	422	1,002	1,424	(269)	1990	6/14/2013	15 to 40 Years
Serrano’s Mexican Restaurant	Queen Creek, AZ	(b)	609	1,159	—	—	609	1,159	1,768	(344)	2004	6/14/2013	15 to 40 Years
Service King	Clarksville, TN	(b)	795	1,446	—	—	795	1,446	2,241	(90)	2000	11/25/2019	7 to 22 Years
Service King	Madison, TN	(b)	664	1,911	—	—	664	1,911	2,575	(109)	2000	11/25/2019	8 to 23 Years
Service King	Nashville, TN	(b)	931	1,673	—	—	931	1,673	2,604	(104)	2000	11/25/2019	8 to 23 Years
Sheffield Pharmaceuticals	Norwich, CT	(b)	627	4,767	—	27	627	4,794	5,421	(849)	1975	6/30/2016	4 to 30 Years
Shooters World	Orlando, FL	(b)	2,650	9,512	390	5,508	3,040	15,020	18,060	(605)	2018	1/26/2018	13 to 45 Years
Shooters World	Tampa, FL	(b)	1,588	6,134	—	—	1,588	6,134	7,722	(1,022)	1990	6/5/2015	15 to 40 Years
Shutterfly	Plano, TX	(b)	7,867	24,085	—	—	7,867	24,085	31,952	(264)	2020	9/15/2020	10 to 45 Years
Skyline Chili	Fairborn, OH	(b)	701	800	—	—	701	800	1,501	(67)	1998	11/25/2019	8 to 18 Years
Skyline Chili	Lewis Center, OH	(b)	736	273	—	—	736	273	1,009	(31)	1998	11/25/2019	8 to 18 Years
Slim Chickens	Texarkana, TX	(b)	373	1,011	—	—	373	1,011	1,384	(43)	2013	11/25/2019	7 to 32 Years
Slim Chickens	Stillwater, OK	(b)	1,314	1,111	—	—	1,314	1,111	2,425	(279)	2015	3/31/2015	15 to 40 Years
Smart & Final	El Cajon, CA	(b)	7,323	10,056	—	—	7,323	10,056	17,379	(2,468)	1997	3/16/2015	15 to 30 Years
Smart & Final	Palmdale, CA	(b)	3,849	9,803	—	—	3,849	9,803	13,652	(1,870)	2005	3/23/2015	15 to 40 Years
Smokey Bones Barbecue & Grill	Orlando, FL	(b)	2,006	571	—	—	2,006	571	2,577	(429)	2002	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Fairview Heights, IL	(b)	1,020	826	—	—	1,020	826	1,846	(679)	1972	12/31/2007	15 to 30 Years
Smokey Bones Barbecue & Grill	Springfield, IL	(b)	1,115	772	—	—	1,115	772	1,887	(526)	1996	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Warwick, RI	(b)	1,593	1,314	—	—	1,593	1,314	2,907	(782)	1990	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Mentor, OH	(b)	873	790	—	—	873	790	1,663	(557)	2003	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Bowie, MD	(b)	1,501	615	—	—	1,501	615	2,116	(434)	2004	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Melbourne, FL	(b)	2,005	794	—	—	2,005	794	2,799	(619)	1986	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Fort Wayne, IN	(b)	1,110	817	—	—	1,110	817	1,927	(624)	2003	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Greensboro, NC	(b)	1,009	444	—	—	1,009	444	1,453	(439)	2003	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Dayton, OH	(b)	1,026	907	—	—	1,026	907	1,933	(622)	2002	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Pittsburgh, PA	(b)	1,481	676	—	—	1,481	676	2,157	(513)	2006	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Colonie, NY	(b)	1,322	991	(350)	(261)	972	730	1,702	(570)	1994	12/31/2007	15 to 40 Years
Smokey Bones Barbecue & Grill	Clearwater, FL	(b)	2,226	858	—	—	2,226	858	3,084	(543)	2004	12/31/2007	15 to 40 Years
Smoothie King	Memphis, TN	(b)	208	302	—	—	208	302	510	(140)	2007	7/17/2013	3 to 24 Years

1
61

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Sonic Drive-In	Concord, NC	(b)	855	348	—	—	855	348	1,203	(148)	2004	9/17/2013	15 to 30 Years
Sonic Drive-In	Creedmoor, NC	(b)	451	367	—	—	451	367	818	(179)	2006	9/17/2013	15 to 30 Years
Sonic Drive-In	Zebulon, NC	(b)	780	395	—	—	780	395	1,175	(204)	2006	9/17/2013	15 to 30 Years
Sonic Drive-In	Salisbury, NC	(b)	357	338	—	—	357	338	695	(132)	2002	9/17/2013	15 to 30 Years
Sonic Drive-In	Concord, NC	(b)	244	310	—	—	244	310	554	(102)	1993	9/17/2013	15 to 30 Years
Sonic Drive-In	Kannapolis, NC	(b)	244	291	—	—	244	291	535	(120)	2001	9/17/2013	15 to 30 Years
Sonic Drive-In	Harrisburg, NC	(b)	489	291	—	—	489	291	780	(134)	2004	9/17/2013	15 to 30 Years
Sonic Drive-In	Albermarle, NC	(b)	639	310	—	—	639	310	949	(111)	1993	9/17/2013	15 to 30 Years
Sonic Drive-In	Siler City, NC	(b)	686	385	—	—	686	385	1,071	(220)	2005	9/17/2013	15 to 30 Years
Sonic Drive-In	Raleigh, NC	(b)	639	320	—	—	639	320	959	(173)	2008	9/17/2013	15 to 30 Years
Sonic Drive-In	Rolesville, NC	(b)	526	320	—	—	526	320	846	(164)	2007	9/17/2013	15 to 30 Years
Sonic Drive-In	South Hill, VA	(b)	564	320	—	—	564	320	884	(182)	2007	9/17/2013	15 to 30 Years
Sonic Drive-In	Rockwell, NC	(b)	385	385	—	—	385	385	770	(198)	2006	9/17/2013	15 to 30 Years
Sonic Drive-In	Aberdeen, NC	(b)	564	338	—	—	564	338	902	(114)	1994	9/17/2013	15 to 30 Years
Sonic Drive-In	D’Iberville, MS	(b)	604	1,171	—	—	604	1,171	1,775	(76)	2005	11/25/2019	9 to 20 Years
Sonic Drive-In	Hattiesburg, MS	(b)	839	1,109	—	—	839	1,109	1,948	(67)	2010	11/25/2019	9 to 25 Years
Sonic Drive-In	Laurel, MS	(b)	549	803	—	—	549	803	1,352	(79)	1993	11/25/2019	7 to 14 Years
Sonic Drive-In	Bay Minette, AL	(b)	551	850	—	—	551	850	1,401	(78)	2000	11/25/2019	8 to 15 Years
Sonic Drive-In	Flowood, MS	(b)	340	868	—	—	340	868	1,208	(75)	1994	11/25/2019	8 to 14 Years
Sonic Drive-In	Knoxville, TN	(b)	335	155	—	—	335	155	490	(39)	1987	11/25/2019	2 to 6 Years
Sonic Drive-In	Celina, TX	(b)	411	199	—	—	411	199	610	(119)	2003	7/25/2016	13 to 20 Years
Sonic Drive-In	Gunter, TX	(b)	248	250	—	—	248	250	498	(107)	2004	7/25/2016	13 to 20 Years
Sonic Drive-In	Keene, TX	(b)	343	260	—	—	343	260	603	(112)	2005	7/25/2016	13 to 30 Years
Sonic Drive-In	Lavon, TX	(b)	404	212	—	—	404	212	616	(127)	2003	7/25/2016	13 to 20 Years
Sonic Drive-In	Leonard, TX	(b)	323	465	—	—	323	465	788	(149)	2005	7/25/2016	13 to 30 Years
Sonic Drive-In	Little Elm, TX	(b)	620	244	—	—	620	244	864	(139)	2001	7/25/2016	13 to 20 Years
Sonic Drive-In	Melissa, TX	(b)	715	609	—	—	715	609	1,324	(198)	2004	7/25/2016	13 to 30 Years
Sonic Drive-In	Pilot Point, TX	(b)	446	436	—	—	446	436	882	(160)	2000	7/25/2016	13 to 30 Years
Sonic Drive-In	Prosper, TX	(b)	990	435	—	—	990	435	1,425	(181)	2004	7/25/2016	13 to 30 Years
Sonic Drive-In	St. Paul, TX	(b)	509	192	—	—	509	192	701	(132)	2003	7/25/2016	13 to 20 Years
Sonic Drive-In	Beaumont, TX	(b)	580	284	—	—	580	284	864	(181)	2001	8/31/2015	15 to 20 Years
Sonic Drive-In	Port Arthur, TX	(b)	384	266	—	—	384	266	650	(165)	2002	8/31/2015	15 to 20 Years
Sonic Drive-In	Beaumont, TX	(b)	777	246	—	—	777	246	1,023	(185)	2000	8/31/2015	15 to 20 Years
Sonic Drive-In	Port Arthur, TX	(b)	187	256	—	—	187	256	443	(110)	1976	8/31/2015	15 to 20 Years
Sonic Drive-In	Beaumont, TX	(b)	758	325	—	—	758	325	1,083	(194)	2007	8/31/2015	15 to 30 Years
Sonic Drive-In	Orange, TX	(b)	541	335	—	—	541	335	876	(171)	2007	8/31/2015	15 to 30 Years
Sonic Drive-In	Port Arthur, TX	(b)	403	344	—	—	403	344	747	(183)	2004	8/31/2015	15 to 20 Years
Sonny’s BBQ	Orlando, FL	(b)	1,319	1,424	—	598	1,319	2,022	3,341	(216)	1997	12/28/2016	7 to 40 Years

1
62

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Sonny’s BBQ	Inverness, FL	(b)	584	503	—	151	584	654	1,238	(125)	1998	6/9/2017	10 to 30 Years
Sonny’s BBQ	Orlando, FL	(b)	1,484	1,415	—	—	1,484	1,415	2,899	(220)	1998	12/28/2016	6 to 40 Years
Sonny’s BBQ	Gainesville, FL	(b)	1,489	1,241	—	104	1,489	1,345	2,834	(211)	2000	12/28/2016	6 to 40 Years
Sonny’s BBQ	Orlando, FL	(b)	1,351	1,404	—	—	1,351	1,404	2,755	(187)	2002	12/28/2016	8 to 40 Years
Sonny’s BBQ	Gainesville, FL	(b)	1,534	883	—	—	1,534	883	2,417	(177)	1984	12/28/2016	6 to 30 Years
Sonny’s BBQ	Oviedo, FL	(b)	1,499	1,449	—	264	1,499	1,713	3,212	(244)	2006	12/28/2016	7 to 40 Years
Sonny’s BBQ	Sanford, FL	(b)	1,405	1,191	—	—	1,405	1,191	2,596	(226)	1987	12/28/2016	6 to 30 Years
South Carolina Oncology Associates	Columbia, SC	(b)	3,378	35,153	—	—	3,378	35,153	38,531	(6,488)	2003	12/31/2013	15 to 40 Years
Southern Theatres	Mooresville, NC	(b)	5,087	6,800	—	1,250	5,087	8,050	13,137	(1,819)	1999	9/25/2014	15 to 30 Years
Southern Theatres	Anderson, SC	(b)	5,248	6,437	—	1,250	5,248	7,687	12,935	(2,236)	2000	9/25/2014	15 to 30 Years
Specialists in Urology	Bonita Springs, FL	(b)	376	940	—	—	376	940	1,316	(285)	2006	8/30/2012	15 to 50 Years
Specialists in Urology	Naples, FL	(b)	1,829	4,522	—	—	1,829	4,522	6,351	(1,294)	1978	8/30/2012	15 to 40 Years
Specialists in Urology	Bonita Springs, FL	(b)	738	4,022	—	—	738	4,022	4,760	(1,008)	2006	8/30/2012	15 to 50 Years
Specialists in Urology	Naples, FL	(b)	1,057	3,845	—	—	1,057	3,845	4,902	(965)	2012	10/31/2012	15 to 50 Years
Specialists in Urology	Fort Myers, FL	(b)	903	6,445	—	—	903	6,445	7,348	(1,546)	1989	8/30/2012	15 to 50 Years
Specialists in Urology	Naples, FL	(b)	1,351	5,368	—	—	1,351	5,368	6,719	(1,283)	2002	8/30/2012	15 to 50 Years
Specialists in Urology	Bonita Springs, FL	(b)	317	1,619	—	—	317	1,619	1,936	(420)	2003	8/30/2012	15 to 50 Years
Specialists in Urology	Cape Coral, FL	(b)	545	1,716	(231)	(680)	314	1,036	1,350	(92)	2011	8/30/2012	14 to 90 Years
Specialists in Urology	Kennewick, WA	(b)	353	4,248	—	—	353	4,248	4,601	(638)	2011	3/31/2016	13 to 40 Years
Sportsman’s Warehouse	Thornton, CO	(b)	2,836	5,069	—	—	2,836	5,069	7,905	(1,849)	2003	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Midvale, UT	(b)	2,931	4,844	—	—	2,931	4,844	7,775	(1,643)	2002	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Mesa, AZ	(b)	2,040	5,696	—	—	2,040	5,696	7,736	(1,879)	2005	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Phoenix, AZ	(b)	2,098	5,338	—	—	2,098	5,338	7,436	(1,795)	2003	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Loveland, CO	(b)	2,329	4,750	—	—	2,329	4,750	7,079	(1,559)	2001	10/15/2012	15 to 30 Years
Sportsman’s Warehouse	Colorado Springs, CO	(b)	2,568	4,842	—	—	2,568	4,842	7,410	(953)	2005	8/31/2016	10 to 40 Years
Sportsman’s Warehouse	Williston, ND	(b)	2,190	4,132	—	—	2,190	4,132	6,322	(668)	2015	8/24/2015	15 to 50 Years
Sportsman’s Warehouse	Bend, OR	(b)	1,516	4,850	—	—	1,516	4,850	6,366	(1,051)	2000	8/15/2013	10 to 50 Years
Sportsman’s Warehouse	West Jordan, UT	(b)	3,055	7,493	—	7	3,055	7,500	10,555	(227)	2019	12/20/2019	12 to 40 Years
Staples	Crossville, TN	(b)	668	2,705	—	—	668	2,705	3,373	(620)	2001	7/17/2013	3 to 46 Years
Staples	Peru, IL	(b)	963	2,033	—	—	963	2,033	2,996	(632)	1998	7/17/2013	1 to 35 Years
Staples	Clarksville, IN	(b)	991	3,161	—	—	991	3,161	4,152	(648)	2006	7/17/2013	3 to 48 Years
Staples	Greenville, SC	(b)	742	3,026	—	—	742	3,026	3,768	(572)	2006	7/17/2013	3 to 48 Years
Staples	Warsaw, IN	(b)	590	2,504	—	—	590	2,504	3,094	(606)	1998	7/17/2013	11 to 44 Years
Staples	Guntersville, AL	(b)	1,039	2,535	—	11	1,039	2,546	3,585	(576)	2001	7/17/2013	2 to 46 Years
Starbucks	Kingsport, TN	(b)	307	766	—	—	307	766	1,073	(243)	2007	7/17/2013	4 to 32 Years
Starbucks	Bowling Green, KY	(b)	756	205	—	—	756	205	961	(139)	2007	7/17/2013	4 to 39 Years
Starbucks	Stillwater, OK	(b)	218	1,262	—	—	218	1,262	1,480	(344)	2007	7/17/2013	4 to 32 Years

16
3

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Starbucks	Powell, TN	(b)	411	353	—	—	411	353	764	(176)	2007	7/17/2013	4 to 26 Years
Stater Bros. Markets	Lancaster, CA	(b)	1,569	4,271	—	—	1,569	4,271	5,840	(1,286)	1983	12/17/2013	5 to 30 Years
Studio Movie Grill	Downey, CA	(b)	1,767	12,172	—	2,966	1,767	15,138	16,905	(2,514)	1997	9/30/2015	15 to 30 Years
Studio Movie Grill	Monrovia, CA	(b)	2,448	17,849	—	2,966	2,448	20,815	23,263	(3,456)	2000	9/30/2015	15 to 30 Years
Studio Movie Grill	Redlands, CA	(b)	4,442	17,859	—	2,966	4,442	20,825	25,267	(3,648)	1997	9/30/2015	15 to 30 Years
Studio Movie Grill	Marietta, GA	(b)	2,930	7,616	—	67	2,930	7,683	10,613	(1,102)	1987	3/15/2017	10 to 40 Years
Sunny Delight	Dayton, NJ	(b)	12,701	10,723	—	—	12,701	10,723	23,424	(2,753)	1975	10/27/2016	7 to 30 Years
SuperValu	Warwick, RI	(b)	3,331	3,500	—	—	3,331	3,500	6,831	(214)	1992	7/17/2013	15 to 15 Years
Taco Bell	Anderson, IN	(b)	363	700	—	—	363	700	1,063	(398)	1995	7/17/2013	8 to 17 Years
Taco Bell	Brazil, IN	(b)	391	903	—	—	391	903	1,294	(308)	1996	7/17/2013	8 to 33 Years
Taco Bell	Henderson, KY	(b)	656	1,058	—	—	656	1,058	1,714	(292)	1992	7/17/2013	7 to 35 Years
Taco Bell	Martinsville, IN	(b)	940	1,128	—	—	940	1,128	2,068	(318)	1986	7/17/2013	4 to 35 Years
Taco Bell	Princeton, IN	(b)	340	906	—	—	340	906	1,246	(563)	1992	7/17/2013	7 to 15 Years
Taco Bell	Robinson, IL	(b)	250	1,021	—	—	250	1,021	1,271	(340)	1994	7/17/2013	7 to 33 Years
Taco Bell	Washington, IN	(b)	272	949	—	—	272	949	1,221	(328)	1995	7/17/2013	8 to 33 Years
Taco Bell	Moultrie, GA	(b)	437	563	—	—	437	563	1,000	(217)	2012	3/29/2013	15 to 30 Years
Taco Bell	Greenville, TN	(b)	735	517	—	—	735	517	1,252	(216)	2010	3/29/2013	15 to 30 Years
Taco Bell / KFC	Vincennes, IN	(b)	389	1,425	—	—	389	1,425	1,814	(449)	2000	7/17/2013	8 to 30 Years
Taco Bueno	Haltom City, TX	(b)	689	804	—	—	689	804	1,493	(188)	1998	6/30/2016	5 to 30 Years
Taco Bueno	Tulsa, OK	(b)	835	967	—	—	835	967	1,802	(192)	1978	6/30/2016	5 to 30 Years
Taco Bueno	Abilene, TX	(b)	510	818	—	—	510	818	1,328	(180)	1977	6/30/2016	5 to 30 Years
Taco Bueno	Denton, TX	(b)	693	884	—	—	693	884	1,577	(200)	1995	6/30/2016	5 to 30 Years
Taco Bueno	Fort Worth, TX	(b)	681	928	—	—	681	928	1,609	(212)	1999	6/30/2016	5 to 30 Years
Taco Bueno	Greenville, TX	(b)	429	919	—	—	429	919	1,348	(175)	1985	6/30/2016	5 to 30 Years
Taco Bueno	Muskogee, OK	(b)	853	767	—	—	853	767	1,620	(176)	1985	6/30/2016	5 to 30 Years
Taco Bueno	Broken Arrow, OK	(b)	849	1,020	—	—	849	1,020	1,869	(200)	1986	6/30/2016	5 to 30 Years
Taco Bueno	Tulsa, OK	(b)	—	20	—	(20)	—	—	—	—	1982	6/30/2016	(g)
Taco Bueno	Abilene, TX	(b)	1,132	1,292	—	(10)	1,132	1,282	2,414	(276)	1979	6/30/2016	5 to 30 Years
Taco Bueno	Claremore, OK	(b)	903	932	—	—	903	932	1,835	(207)	1985	6/30/2016	5 to 30 Years
Taco Bueno	Lake Worth, TX	(b)	427	872	—	—	427	872	1,299	(168)	1983	6/30/2016	5 to 30 Years
Taco Bueno	Grapevine, TX	(b)	755	677	—	—	755	677	1,432	(225)	1999	6/30/2016	5 to 20 Years
Taco Bueno	Bedford, TX	(b)	694	516	—	—	694	516	1,210	(168)	1977	6/30/2016	5 to 20 Years
Taco Bueno	McKinney, TX	(b)	1,289	467	—	—	1,289	467	1,756	(203)	2000	6/30/2016	5 to 20 Years
Taco Bueno	Sapulpa, OK	(b)	855	1,030	—	—	855	1,030	1,885	(227)	1987	6/30/2016	5 to 30 Years
Taco Bueno	Arlington, TX	(b)	540	1,205	—	—	540	1,205	1,745	(232)	1981	6/30/2016	5 to 30 Years
Taco Bueno	Oklahoma City, OK	(b)	474	516	(62)	(128)	412	388	800	—	1984	6/30/2016	4 to 15 Years
Taco Bueno	Cedar Hill, TX	(b)	655	708	—	—	655	708	1,363	(51)	2005	11/25/2019	8 to 20 Years

16
4

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Taco Bueno	Tulsa, OK	(b)	—	—	—	—	—	—	—	—	1986	6/30/2016	(g)
Ted’s Cafe Escondido	Broken Arrow, OK	(b)	1,390	2,169	—	—	1,390	2,169	3,559	(158)	2006	11/25/2019	7 to 20 Years
Ted’s Cafe Escondido	Tulsa, OK	(b)	1,578	2,385	—	—	1,578	2,385	3,963	(162)	2013	11/25/2019	7 to 20 Years
Terra Mulch Products	Hickory, NC	(b)	1,356	5,406	—	—	1,356	5,406	6,762	(1,451)	2006	5/11/2015	10 to 30 Years
Tesla	Maplewood, MN	(b)	1,893	6,154	—	—	1,893	6,154	8,047	—	1980	12/22/2020	10 to 35 Years
Texas Corral	Shelbyville, IN	(b)	549	752	—	—	549	752	1,301	(373)	2006	12/21/2007	15 to 50 Years
Texas Roadhouse	Memphis, TN	(b)	1,214	1,412	—	—	1,214	1,412	2,626	(74)	2005	11/25/2019	5 to 33 Years
The Children’s Courtyard	Frederick, CO	(b)	334	2,146	—	12	334	2,158	2,492	(285)	2003	3/31/2017	15 to 30 Years
The Toledo Hospital	Monroe, MI	(b)	728	3,440	—	—	728	3,440	4,168	(1,088)	2002	8/18/2014	9 to 30 Years
TI Group Automotive	Lavonia, GA	(b)	3,939	7,950	—	—	3,939	7,950	11,889	(47)	2005	11/19/2020	9 to 32 Years
Tire Warehouse	Portland, ME	(b)	695	944	—	12	695	956	1,651	(66)	1993	11/25/2019	5 to 22 Years
TJ Maxx (f)	Staunton, VA	(b)	578	2,063	—	358	578	2,421	2,999	(1,188)	1988	7/17/2013	5 to 20 Years
Topgolf	Baton Rouge, LA	(b)	3,734	9,595	3,450	6,104	7,184	15,699	22,883	(1,148)	2018	12/10/2018	11 to 45 Years
Tower Automotive	Bellevue, OH	(b)	5,344	28,900	—	—	5,344	28,900	34,244	(1,254)	1990	1/28/2020	9 to 30 Years
Tractor Supply	Paw Paw, MI	(b)	1,517	1,619	77	—	1,594	1,619	3,213	(798)	2006	7/17/2013	4 to 33 Years
Tractor Supply	Navasota, TX	(b)	1,013	1,772	—	—	1,013	1,772	2,785	(723)	2006	7/17/2013	8 to 41 Years
Tractor Supply	Baytown, TX	(b)	1,440	1,712	—	—	1,440	1,712	3,152	(635)	2007	7/17/2013	9 to 39 Years
Tractor Supply	Fredericksburg, TX	(b)	1,194	1,636	—	—	1,194	1,636	2,830	(652)	2007	7/17/2013	8 to 42 Years
Tractor Supply	Ashland, WI	(b)	462	637	—	—	462	637	1,099	(573)	1975	11/13/2015	15 to 20 Years
Tractor Supply	Liberty, KY	(b)	474	945	—	—	474	945	1,419	(620)	2000	11/13/2015	15 to 30 Years
Tractor Supply	La Grange, KY	(a)	1,524	1,871	—	—	1,524	1,871	3,395	(604)	2008	7/17/2013	10 to 48 Years
Tractor Supply	Baldwinsville, NY	(a)	1,105	2,008	—	—	1,105	2,008	3,113	(884)	2005	7/17/2013	11 to 37 Years
Tractor Supply	Carroll, OH	(b)	1,144	4,557	—	—	1,144	4,557	5,701	(1,764)	1976	7/17/2013	3 to 30 Years
Tractor Supply	Mount Sterling, KY	(b)	1,785	1,051	—	—	1,785	1,051	2,836	(634)	2011	7/17/2013	12 to 38 Years
Tractor Supply	Ellettsville, IN	(a)	894	1,872	—	—	894	1,872	2,766	(656)	2010	7/17/2013	11 to 47 Years
Tractor Supply	Lowville, NY	(a)	791	1,659	—	—	791	1,659	2,450	(555)	2010	7/17/2013	12 to 42 Years
Tractor Supply	Malone, NY	(a)	793	1,677	—	—	793	1,677	2,470	(632)	2010	7/17/2013	11 to 42 Years
Tractor Supply	Ankeny, IA	(b)	687	2,162	116	—	803	2,162	2,965	(626)	2006	7/17/2013	4 to 43 Years
Tractor Supply	Marinette, WI	(b)	1,236	1,611	—	—	1,236	1,611	2,847	(666)	2006	7/17/2013	8 to 38 Years
Tractor Supply	Prior Lake, MN	(b)	1,998	2,454	—	—	1,998	2,454	4,452	(1,083)	1991	7/17/2013	7 to 26 Years
Tractor Supply	Fairview, TN	(b)	975	2,274	—	—	975	2,274	3,249	(690)	2007	7/17/2013	8 to 47 Years
Tractor Supply	Rockford, MN	(b)	1,298	2,652	—	60	1,298	2,712	4,010	(878)	2007	7/17/2013	9 to 43 Years
Tractor Supply	Rome, NY	(b)	1,326	1,110	—	—	1,326	1,110	2,436	(568)	2007	7/17/2013	9 to 34 Years
Tractor Supply	Parkersburg, WV	(b)	966	1,843	—	—	966	1,843	2,809	(691)	2005	7/17/2013	7 to 37 Years
Tutor Time	Grand Rapids, MI	(b)	393	1,363	—	—	393	1,363	1,756	(351)	2001	3/20/2015	5 to 30 Years
Tutor Time	Pittsburgh, PA	(b)	457	693	—	—	457	693	1,150	(443)	1985	7/17/2013	5 to 15 Years
Twin Peaks	Little Rock, AR	(b)	1,112	—	—	—	1,112	—	1,112	—	(e)	11/25/2019	(e)

16
5

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Twin Tiers Eye Care	Elmira, NY	(b)	184	3,902	—	—	184	3,902	4,086	(784)	1985	4/30/2015	15 to 30 Years
Twin Tiers Eye Care	Binghamton, NY	(b)	328	2,214	—	—	328	2,214	2,542	(453)	1985	4/30/2015	15 to 30 Years
Twin Tiers Eye Care	Bath, NY	(b)	72	707	—	—	72	707	779	(153)	1970	4/30/2015	15 to 30 Years
Twin Tiers Eye Care	Corning, NY	(b)	123	1,261	—	—	123	1,261	1,384	(265)	1999	4/30/2015	15 to 30 Years
Twin Tiers Eye Care	Endicott, NY	(b)	92	348	—	—	92	348	440	(93)	2001	4/30/2015	15 to 30 Years
Twin Tiers Eye Care	Watkins Glen, NY	(b)	113	318	—	—	113	318	431	(91)	2002	4/30/2015	15 to 30 Years
United Ag & Turf	Rhome, TX	(b)	782	1,543	—	—	782	1,543	2,325	(48)	2006	1/28/2020	8 to 40 Years
United Ag & Turf	Mineola, TX	(b)	251	731	—	—	251	731	982	(57)	1981	1/28/2020	6 to 15 Years
United Ag & Turf	Sulphur Springs, TX	(b)	621	2,722	—	—	621	2,722	3,343	(113)	2003	1/28/2020	7 to 38 Years
United Ag & Turf	Terrel, TX	(b)	219	1,800	—	—	219	1,800	2,019	(124)	1981	1/28/2020	7 to 15 Years
United Ag & Turf	Mount Pleasant, TX	(b)	168	2,159	—	—	168	2,159	2,327	(76)	1993	1/28/2020	8 to 30 Years
United Supermarkets	Childress, TX	(b)	747	934	—	—	747	934	1,681	(374)	1997	5/23/2005	7 to 40 Years
United Supermarkets	Levelland, TX	(b)	1,651	2,158	—	—	1,651	2,158	3,809	(825)	1997	5/23/2005	11 to 40 Years
United Supermarkets	Amarillo, TX	(b)	1,828	1,292	—	—	1,828	1,292	3,120	(640)	1988	5/23/2005	9 to 30 Years
United Supermarkets	Snyder, TX	(b)	2,062	2,963	—	—	2,062	2,963	5,025	(1,131)	1999	5/23/2005	14 to 40 Years
United Supermarkets	Amarillo, TX	(b)	1,573	1,586	—	—	1,573	1,586	3,159	(783)	1989	5/23/2005	9 to 30 Years
United Supermarkets	Muleshoe, TX	(a)	471	1,770	—	—	471	1,770	2,241	(574)	1999	8/29/2011	15 to 40 Years
United Technologies Corporation	Winston-Salem, NC	(a)	927	3,455	—	—	927	3,455	4,382	(1,202)	1987	7/17/2013	5 to 40 Years
Universal Tax Systems (f)	Kennesaw, GA	(b)	3,560	23,583	—	33	3,560	23,616	27,176	(4,966)	1996	7/17/2013	8 to 45 Years
Vacant	St. Peters, MO	(b)	1,814	5,810	(1,166)	(3,568)	648	2,242	2,890	—	2007	7/17/2013	1 to 26 Years
Vacant	Peoria, IL	(b)	2,407	5,452	(1,629)	(3,735)	778	1,717	2,495	(54)	2006	7/17/2013	3 to 33 Years
Vacant	Conroe, TX	(b)	942	3,274	(575)	(2,006)	367	1,268	1,635	(225)	1993	7/17/2013	11 to 32 Years
Vacant	Princeton, WV	(b)	948	2,212	(807)	(1,902)	141	310	451	(18)	2001	7/17/2013	4 to 18 Years
Valley Surgical Center	Steubenville, OH	(b)	363	3,726	—	—	363	3,726	4,089	(713)	2009	8/18/2014	14 to 40 Years
VASA Fitness	Westminster, CO	(b)	3,264	5,593	—	42	3,264	5,635	8,899	(637)	2000	11/15/2018	8 to 30 Years
VASA Fitness	Taylorsville, UT	(b)	1,496	3,593	—	—	1,496	3,593	5,089	(1,057)	1988	11/20/2015	12 to 20 Years
VASA Fitness	Oklahoma City, OK	(b)	1,289	6,616	—	—	1,289	6,616	7,905	—	1988	12/30/2020	13 to 39 Years
Verizon	Covington, TN	(b)	343	152	—	—	343	152	495	(146)	2007	7/17/2013	3 to 24 Years
Walgreens	Albany, GA	(b)	961	3,314	—	—	961	3,314	4,275	(743)	2008	7/17/2013	12 to 43 Years
Walgreens	Columbus, MS	(b)	769	3,475	—	—	769	3,475	4,244	(745)	2004	7/17/2013	11 to 41 Years
Walgreens	Seattle, WA	(b)	2,589	4,245	—	—	2,589	4,245	6,834	(938)	2002	7/17/2013	9 to 43 Years
Walgreens	Crossville, TN	(b)	1,890	3,680	—	—	1,890	3,680	5,570	(837)	2001	7/17/2013	7 to 41 Years
Walgreens	Jacksonville, FL	(b)	521	4,365	—	—	521	4,365	4,886	(941)	2000	7/17/2013	7 to 40 Years
Walgreens	LaMarque, TX	(a)	464	3,139	—	—	464	3,139	3,603	(783)	2000	7/17/2013	7 to 40 Years
Walgreens	Tulsa, OK	(b)	741	3,179	—	—	741	3,179	3,920	(734)	1994	7/17/2013	1 to 35 Years
Walgreens	Newton, IA	(a)	365	4,475	—	—	365	4,475	4,840	(929)	2001	7/17/2013	7 to 44 Years
Walgreens	Evansville, IN	(a)	1,249	3,924	—	—	1,249	3,924	5,173	(887)	2007	7/17/2013	12 to 44 Years

16
6

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Walgreens	San Antonio, TX	(b)	841	3,909	—	—	841	3,909	4,750	(830)	2004	7/17/2013	14 to 40 Years
Walgreens	Canton, IL	(b)	703	4,098	—	—	703	4,098	4,801	(898)	2006	7/17/2013	12 to 43 Years
Walgreens	Memphis, TN	(b)	961	5,389	—	—	961	5,389	6,350	(1,107)	2002	7/17/2013	12 to 43 Years
Walgreens	Parkville, MO	(b)	1,854	2,568	—	—	1,854	2,568	4,422	(740)	2006	7/17/2013	11 to 38 Years
Walgreens	DeSoto, TX	(a)	1,007	2,313	—	—	1,007	2,313	3,320	(604)	1997	7/17/2013	5 to 40 Years
Walgreens	Batesville, MS	(a)	421	3,932	—	—	421	3,932	4,353	(806)	2007	7/17/2013	10 to 42 Years
Walgreens	Cincinnati, OH	(a)	1,527	4,307	—	—	1,527	4,307	5,834	(959)	2000	7/17/2013	7 to 42 Years
Walgreens	Gainesville, FL	(b)	922	2,705	—	—	922	2,705	3,627	(636)	1998	7/17/2013	4 to 40 Years
Walgreens	Madeira, OH	(b)	951	3,978	—	67	951	4,045	4,996	(848)	1998	7/17/2013	5 to 44 Years
Walgreens	Houston, TX	(b)	1,079	3,582	(480)	(1,781)	599	1,801	2,400	(37)	2001	7/17/2013	4 to 33 Years
Walgreens	Dallas, TX	(b)	735	3,328	—	—	735	3,328	4,063	(735)	1996	7/17/2013	3 to 40 Years
Walgreens	Hixson, TN	(b)	450	2,025	—	—	450	2,025	2,475	(173)	1997	7/17/2013	40 to 40 Years
Walgreens	Kansas City, MO	(b)	634	4,341	—	—	634	4,341	4,975	(952)	1997	7/17/2013	4 to 43 Years
Walgreens	Kansas City, MO	(b)	532	3,549	—	—	532	3,549	4,081	(859)	1998	7/17/2013	4 to 39 Years
Walgreens	Kansas City, MO	(b)	862	4,367	—	—	862	4,367	5,229	(957)	2000	7/17/2013	6 to 42 Years
Walgreens	Kansas City, MO	(b)	518	4,234	—	—	518	4,234	4,752	(929)	1999	7/17/2013	6 to 43 Years
Walgreens	Knoxville, TN	(b)	2,107	3,334	—	—	2,107	3,334	5,441	(845)	2000	7/17/2013	6 to 40 Years
Walgreens	Picayune, MS	(b)	954	3,132	—	—	954	3,132	4,086	(682)	2006	7/17/2013	10 to 42 Years
Walgreens	Olivette, MO	(b)	1,816	5,917	—	—	1,816	5,917	7,733	(1,357)	2001	7/17/2013	11 to 42 Years
Walgreens	Columbia, MO	(b)	1,047	5,242	—	—	1,047	5,242	6,289	(1,012)	2002	7/17/2013	9 to 44 Years
Walgreens	Enterprise, AL	(b)	1,163	1,612	—	—	1,163	1,612	2,775	(517)	2006	7/17/2013	11 to 37 Years
Walgreens	Rome, NY	(b)	1,135	3,104	—	—	1,135	3,104	4,239	(697)	2007	7/17/2013	13 to 43 Years
Walgreens	Elmira, NY	(b)	1,066	4,230	—	—	1,066	4,230	5,296	(945)	2007	7/17/2013	12 to 43 Years
Walgreens	Shreveport, LA	(b)	1,461	3,605	—	—	1,461	3,605	5,066	(865)	1999	7/17/2013	6 to 40 Years
Walgreens (f)	Collierville, TN	(b)	2,217	14,205	—	(295)	2,217	13,910	16,127	(3,136)	2002	7/17/2013	3 to 45 Years
Walmart	Spencer, IN	(b)	971	2,483	—	—	971	2,483	3,454	(1,238)	1987	7/17/2013	4 to 22 Years
Walmart	New London, WI	(b)	1,008	2,094	—	—	1,008	2,094	3,102	(1,515)	1991	7/17/2013	3 to 18 Years
Walmart	Sidney, OH	(b)	1,961	69	—	—	1,961	69	2,030	(16)	2001	1/8/2019	7 to 7 Years
Wawa	Narberth, PA	(b)	1,812	3,163	—	—	1,812	3,163	4,975	(677)	2006	7/17/2013	8 to 46 Years
Wawa	Manahawkin, NJ	(b)	3,258	1,954	—	—	3,258	1,954	5,212	(1,273)	2001	7/17/2013	8 to 46 Years
Wawa	Hockessin, DE	(b)	1,921	2,477	—	—	1,921	2,477	4,398	(752)	2001	7/17/2013	8 to 46 Years
Wendy’s	Greenville, TX	(b)	336	773	—	—	336	773	1,109	(49)	1985	11/25/2019	9 to 21 Years
Whirlpool	Bridgeton, MO	(b)	10,183	23,664	—	—	10,183	23,664	33,847	(188)	2020	11/10/2020	5 to 31 Years
Winco Foods	Eureka, CA	(b)	3,108	12,817	—	—	3,108	12,817	15,925	(2,976)	1960	7/17/2013	3 to 40 Years
Winsteads	Overland Park, KS	(b)	607	123	—	—	607	123	730	(23)	2009	11/25/2019	7 to 21 Years
Yard House	Cincinnati, OH	(b)	1,370	8,260	(29)	21	1,341	8,281	9,622	(285)	2013	11/25/2019	3 to 35 Years
Zaxby’s	Jonesboro, GA	(b)	679	1,736	(69)	—	610	1,736	2,346	(368)	2006	7/1/2015	15 to 30 Years

16
7

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition including impairment		Gross Amount at December 31, 2020 (d)
Concept	City, State	Encumbrances (c)	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Final Accumulated Depreciation	Date of Construction	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Zaxby’s	College Park, GA	(b)	839	1,439	—	—	839	1,439	2,278	(333)	2007	7/1/2015	15 to 30 Years
Zaxby’s	Riverdale, GA	(b)	741	1,789	—	—	741	1,789	2,530	(382)	2010	9/17/2015	15 to 30 Years
Zips Car Wash	Springdale, AR	(b)	520	2,032	—	—	520	2,032	2,552	(421)	2005	9/30/2015	15 to 30 Years
Zips Car Wash	San Antonio, TX	(b)	1,422	1,108	—	110	1,422	1,218	2,640	(255)	2010	3/29/2017	10 to 30 Years
Zips Car Wash	Edmond, OK	(b)	644	1,896	—	—	644	1,896	2,540	(393)	2005	9/30/2015	15 to 30 Years
Zips Car Wash	Sherwood, AR	(b)	1,128	1,388	—	—	1,128	1,388	2,516	(382)	2010	9/30/2015	15 to 30 Years
Zips Car Wash	Siloam Springs, AR	(b)	991	1,884	—	—	991	1,884	2,875	(425)	2005	9/30/2015	15 to 30 Years
Zips Car Wash	New Braunfels, TX	(b)	1,261	1,571	—	110	1,261	1,681	2,942	(287)	2010	3/29/2017	10 to 30 Years
Zips Car Wash	Oklahoma City, OK	(b)	1,004	1,933	—	—	1,004	1,933	2,937	(447)	2005	9/30/2015	15 to 30 Years
Zips Car Wash	Arlington, TN	(b)	867	1,487	—	—	867	1,487	2,354	(347)	2010	9/30/2015	15 to 30 Years
Zips Car Wash	Oklahoma City, OK	(b)	545	1,995	—	—	545	1,995	2,540	(406)	2005	9/30/2015	15 to 30 Years
Zips Car Wash	Texarkana, TX	(b)	483	1,400	—	—	483	1,400	1,883	(293)	2010	9/30/2015	15 to 30 Years
Zips Car Wash	Universal City, TX	(b)	1,167	1,440	—	123	1,167	1,563	2,730	(286)	2011	6/30/2017	15 to 30 Years
Zips Car Wash	Converse, TX	(b)	1,253	1,493	—	199	1,253	1,692	2,945	(381)	2011	3/29/2017	10 to 30 Years
Zips Car Wash	Seguin, TX	(b)	621	1,264	—	110	621	1,374	1,995	(283)	2010	3/29/2017	10 to 30 Years
Vacant	Grove City, OH	(a)	2,050	3,288	(1,202)	(1,981)	848	1,307	2,155	(208)	2008	7/17/2013	6 to 34 Years

			2,109,580	4,225,347	(18,988)	76,657	2,090,592	4,302,004	6,392,596	(850,320)

(a)	Represents properties collateralized with fixed CMBS debt. See Note 4 for further details.
(b)	Represents unencumbered properties.
(c)	The aggregate cost of properties for federal income tax purposes is approximately $5.9 billion at December 31, 2020.
(d)	As of December 31, 2020, the Company held certain direct finance lease and held for sale properties, which are not included in the table above.
(e)	Represents land only properties with no depreciation and therefore date of construction and estimated life for depreciation not applicable.
(f)	Represents the anchor tenant by rent in a multi-tenant property.
(g)	Represents properties that have been fully written down and therefore estimated life for depreciation not applicable.
(h)	Represents one property that is under construction and therefore date of construction and estimated life for depreciation not applicable.

16
8

SPIRIT REALTY CAPITAL, INC.
Schedule III Real Estate and
Accumulated Depreciation
(Amounts in thousands)

	2020	2019	2018
Land, buildings, and improvements
Balance at the beginning of the year	$5,750,507	$4,757,717	$7,281,307
Additions:
Acquisitions, capital expenditures, and reclassifications from held for sale and deferred financing leases	842,891	1,238,020	315,324
Deductions:
Dispositions of land, buildings, and improvements	(50,853)	(98,445)	(112,430)
Reclassifications to held for sale	(69,573)	(119,449)	(11,670)
Impairments, basis reset due to impairment and other adjustments	(80,376)	(27,336)	(26,263)
SMTA Spin-off	—	—	(2,688,551)

Gross Real Estate Balance at close of the year	$6,392,596	$5,750,507	$4,757,717

Accumulated depreciation and amortization
Balance at the beginning of the year	$(717,097)	$(621,456)	$(1,075,643)
Additions:
Depreciation expense and reclassifications from held for sale	(177,268)	(145,104)	(165,898)
Deductions:
Dispositions of land, buildings, and improvements and other adjustments	38,723	32,678	30,381
Reclassifications to held for sale	5,322	16,785	2,372
SMTA Spin-off	—	—	587,332

Balance at close of the year	$(850,320)	$(717,097)	$(621,456)

Net Real Estate Investment	$5,542,276	$5,033,410	$4,136,261

16
9

SPIRIT REALTY CAPITAL, INC.
Schedule IV
Mortgage Loans on Real Estate
As of December 31, 2020
(In thousands)

	2020	2019	2018
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$32,654	$45,187	$74,612
Additions during period
New mortgage loans	—	—	2,888
Deductions during period
Collections of principal	(31,733)	(10,927)	(26,978)
Spin-Off to SMTA	—	—	(2,888)
Amortization of premium	(921)	(1,606)	(2,510)

Mortgage loans receivable December 31,	—	32,654	45,124

Mortgage loan loss provisions	—	—	63

	—	32,654	45,187
Equipment and other loans receivable	—	1,811	1,857
Total loans receivable	$—	$34,465	$47,044

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC.
(Registrant)

By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: February 19, 2021
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

Name	Title	Date

/s/ Jackson Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021

/s/ Michael Hughes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2021

/s/ Prakash J. Parag	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2021

/s/ Kevin M. Charlton	Director	February 19, 2021

/s/ Todd A. Dunn	Director	February 19, 2021

/s/ Richard I. Gilchrist	Director	February 19, 2021

/s/ Elizabeth Frank	Director	February 19, 2021

/s/ Diana Laing	Director	February 19, 2021

/s/ Sheli Z. Rosenberg	Director	February 19, 2021

/s/ Thomas D. Senkbeil	Director	February 19, 2021

/s/ Nicholas P. Shepherd	Director	February 19, 2021

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
Date: February 19, 2021
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

Name	Title	Date

/s/ Jackson Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021

/s/ Michael Hughes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2021

/s/ Prakash J. Parag	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2021

/s/ Kevin M. Charlton	Director	February 19, 2021

/s/ Todd A. Dunn	Director	February 19, 2021

/s/ Richard I. Gilchrist	Director	February 19, 2021

/s/ Elizabeth Frank	Director	February 19, 2021

/s/ Diana Laing	Director	February 19, 2021

Name	Title	Date

/s/ Sheli Z. Rosenberg	Director	February 19, 2021

/s/ Thomas D. Senkbeil	Director	February 19, 2021

/s/ Nicholas P. Shepherd	Director	February 19, 2021

173