Form 10-Q
period 2021-03-31
SPIRIT REALTY CAPITAL, INC.
filed 2021-05-05
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No   ☒

As of April 30, 2021, there were 114,961,722 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

GLOSSARY

2016 ATM Program	At the market equity distribution program established in November 2016, which was terminated upon entry into the 2020 ATM Program
2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 ATM Program	At the market equity distribution program established in November 2020, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
2020 Term Loans	$400.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 Notes	$345.0 million 3.75% convertible notes of the Corporation due in 2021
2026 Senior Notes	$300.0 million aggregate principal amount of the Operating Partnership’s 4.45% senior notes due 2026
2027 Senior Notes	$300.0 million aggregate principal amount of the Operating Partnership’s 3.20% senior notes due 2027
2028 Senior Notes	$450.0 million aggregate principal amount of the Operating Partnership’s 2.10% senior notes due 2028
2029 Senior Notes	$400.0 million aggregate principal amount of the Operating Partnership’s 4.00% senior notes due 2029
2030 Senior Notes	$500.0 million aggregate principal amount of the Operating Partnership’s 3.40% senior notes due 2030
2031 Senior Notes	$450.0 million aggregate principal amount of the Operating Partnership’s 3.20% senior notes due 2031
2032 Senior Notes	$350.0 million aggregate principal amount of the Operating Partnership’s 2.70% senior notes due 2032
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
AFFO	Adjusted Funds From Operations. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, as amended
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

ASU	Accounting Standards Update
ATM Program	The 2016 ATM Program or the 2020 ATM Program, as applicable
Base Cash Rent	Represents Base Rent reduced for amounts abated and rent deemed not probable of collection
Base Rent	Represents contractual rental income for the period, prior to deferral and abatement agreements, and excluding contingent rents.
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	The 2021 Notes
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index

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

LIBOR	London Interbank Offered Rate
NAREIT	National Association of Real Estate Investment Trusts
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real estate investment trust
S&P	S&P's Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Notes, 2027 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2031 Senior Notes and 2032 Senior Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share
SMTA

Spirit MTA REIT, a Maryland real estate investment trust, or SMTA Liquidating Trust, a Maryland common law trust, as the context dictates. On January 1, 2020, Spirit MTA REIT transferred all of its assets (subject to all of its liabilities) to SMTA Liquidating Trust

Spin-Off

Creation of an independent, publicly traded REIT, SMTA, through our contribution of certain assets to SMTA followed by the distribution by us to our stockholders of all of the common shares of beneficial interest in SMTA.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Investments:
Real estate investments:
Land and improvements	$2,135,107	$2,090,592
Buildings and improvements	4,426,508	4,302,004
Total real estate investments	6,561,615	6,392,596
Less: accumulated depreciation	(896,342)	(850,320)
	5,665,273	5,542,276
Intangible lease assets, net	365,737	367,989
Real estate assets under direct financing leases, net	7,444	7,444
Real estate assets held for sale, net	23,459	25,821
Net investments	6,061,913	5,943,530
Cash and cash equivalents	261,889	70,303
Deferred costs and other assets, net	145,786	157,353
Goodwill	225,600	225,600
Total assets	$6,695,188	$6,396,786

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$—
Term loans, net	—	177,309
Senior Unsecured Notes, net	2,715,814	1,927,348
Mortgages payable, net	5,956	212,582
Convertible Notes, net	189,992	189,102
Total debt, net	2,911,762	2,506,341
Intangible lease liabilities, net	120,138	121,902
Accounts payable, accrued expenses and other liabilities	138,232	167,423
Total liabilities	3,170,132	2,795,666
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both March 31, 2021 and December 31, 2020	166,177	166,177
Common stock, $0.05 par value, 175,000,000 shares authorized: 114,947,986 and 114,812,615 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5,747	5,741
Capital in excess of common stock par value	6,129,869	6,126,503
Accumulated deficit	(2,768,785)	(2,688,647)
Accumulated other comprehensive loss	(7,952)	(8,654)
Total stockholders’ equity	3,525,056	3,601,120
Total liabilities and stockholders’ equity	$6,695,188	$6,396,786

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$134,658	$121,363
Interest income on loans receivable	—	419
Earned income from direct financing leases	131	177
Related party fee income	—	250
Other income	352	511
Total revenues	135,141	122,720
Expenses:
General and administrative	13,046	13,490
Property costs (including reimbursable)	5,452	5,936
Deal pursuit costs	242	1,019
Interest	26,624	25,359
Depreciation and amortization	57,087	52,236
Impairments	6,730	40,774
Total expenses	109,181	138,814
Other (loss) income:
Loss on debt extinguishment	(29,177)	—
Gain on disposition of assets	1,836	388
Total other (loss) income	(27,341)	388
Loss before income tax expense	(1,381)	(15,706)
Income tax expense	(88)	(141)
Net loss	(1,469)	(15,847)
Dividends paid to preferred shareholders	(2,588)	(2,588)
Net loss attributable to common stockholders	$(4,057)	$(18,435)

Net loss per share attributable to common stockholders:
Basic	$(0.04)	$(0.18)
Diluted	$(0.04)	$(0.18)

Weighted average shares of common stock outstanding:
Basic	114,673,218	102,230,147
Diluted	114,673,218	102,230,147

Dividends declared per common share issued	$0.6250	$0.6250

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Loss

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(4,057)	$(18,435)
Other comprehensive income:
Net reclassification of amounts from AOCL	702	702
Total comprehensive loss	$(3,355)	$(17,733)

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Three Months Ended March 31, 2021	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2020	6,900,000	$166,177	114,812,615	$5,741	$6,126,503	$(2,688,647)	$(8,654)	$3,601,120
Net loss	—	—	—	—	—	(1,469)	—	(1,469)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders		—		—	—	(4,057)	—	(4,057)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(71,837)	—	(71,837)
Tax withholdings related to net stock settlements	—	—	(98,413)	(6)	—	(3,837)	—	(3,843)
Stock-based compensation, net	—	—	233,784	12	3,366	(407)	—	2,971
Balances, March 31, 2021	6,900,000	$166,177	114,947,986	$5,747	$6,129,869	$(2,768,785)	$(7,952)	$3,525,056

Three Months Ended March 31, 2020	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2019	6,900,000	$166,177	102,476,152	$5,124	$5,686,247	$(2,432,838)	$(11,461)	$3,413,249
Net loss	—	—	—	—	—	(15,847)	—	(15,847)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders		—		—	—	(18,435)	—	(18,435)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(64,338)	—	(64,338)
Tax withholdings related to net stock settlements	—	—	(44,488)	(2)	—	(2,347)	—	(2,349)
Issuance of shares of common stock, net	—	—	362,481	18	17,580	—	—	17,598
Stock-based compensation, net	—	—	148,017	7	3,444	(470)	—	2,981
Balances, March 31, 2020	6,900,000	$166,177	102,942,162	$5,147	$5,707,271	$(2,518,428)	$(10,759)	$3,349,408

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(1,469)	$(15,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,087	52,236
Impairments	6,730	40,774
Amortization of deferred financing costs	1,111	1,142
Amortization of debt discounts	886	1,224
Amortization of deferred losses on interest rate swaps	702	702
Stock-based compensation expense	3,378	3,451
Loss on debt extinguishment	29,177	—
Gain on dispositions of real estate and other assets	(1,836)	(388)
Non-cash revenue	(6,447)	(1,259)
Bad debt expense and other	5	233
Changes in operating assets and liabilities:
Deferred costs and other assets, net	2,005	(136)
Accounts payable, accrued expenses and other liabilities	(26,898)	(14,954)
Net cash provided by operating activities	64,431	67,178
Investing activities
Acquisitions of real estate	(194,161)	(205,818)
Capitalized real estate expenditures	(1,638)	(7,810)
Collections of principal on loans receivable	—	1,163
Proceeds from dispositions of real estate and other assets, net	14,545	16,800
Net cash used in investing activities	(181,254)	(195,665)
Financing activities
Borrowings under revolving credit facilities	279,000	759,000
Repayments under revolving credit facilities	(279,000)	(375,500)
Repayments under mortgages payable	(208,515)	(1,017)
Repayments under term loans	(178,000)	—
Borrowings under Senior Unsecured Notes	794,842	—
Debt extinguishment costs	(26,685)	—
Deferred financing costs	(6,866)	—
Proceeds from issuance of common stock, net of offering costs	—	17,677
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(3,843)	(2,349)
Common stock dividends paid	(72,931)	(64,362)
Preferred stock dividends paid	(2,588)	(2,588)
Net cash provided by financing activities	295,414	330,861
Net increase in cash, cash equivalents and restricted cash	178,591	202,374
Cash, cash equivalents and restricted cash, beginning of period	83,298	26,023
Cash, cash equivalents and restricted cash, end of period	$261,889	$228,397

Cash paid for interest	$39,589	$29,145
Cash paid for income taxes	$37	$86

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Three Months Ended March 31,
	2021	2020
Dividends declared and unpaid	$71,842	$64,338
Accrued market-based award dividend rights	407	470
Accrued capitalized costs	1,304	1,015
Accrued deferred financing costs	210	—
Reclass of residual value from direct financing lease to operating lease	—	6,831

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

NOTE 1. ORGANIZATION

Organization and Operations

Spirit Realty Capital, Inc. (the "Corporation" or "Spirit" or, with its consolidated subsidiaries, the "Company") operates as a self-administered and self-managed REIT that seeks to generate and deliver sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis to tenants operating within retail, industrial, office and other property types. Single-tenant, operationally essential real estate generally refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated financial statements of the Company include the accounts of the Corporation and its wholly-owned subsidiaries, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of March 31, 2021 and December 31, 2020, net assets totaling $11.7 million and $343.4 million, respectively, were held, and net liabilities totaling $5.8 million and $215.9 million, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

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

Revenue Recognition

Rental Income: Cash and Straight-line Rent

The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. The Company does not include options to extend, terminate or purchase in its evaluation for lease classification purposes or for recognizing rental income unless the Company is reasonably certain the tenant will exercise the option. Another component of lease classification that requires judgment is the residual value of the property at the end of the lease term. For acquisitions, the Company assumes a value that is equal to the tangible value of the property at the date of the assessment. For lease modifications, the Company generally uses sales comparables or a direct capitalization approach to determine fair value. For lease concessions related to the COVID-19 pandemic, the Company made the election to account for these concessions consistent with ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). As such, rent deferrals are recorded as an increase to rent receivables and recognized as income during the deferral period, resulting in $2.7 million of deferrals being recognized in rental income for the three months ended March 31, 2021. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification.

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

	March 31, 2021	December 31, 2020	March 31, 2020
Cash and cash equivalents	$261,889	$70,303	$216,692
Restricted cash:
Collateral deposits (1)	—	335	381
Tenant improvements, repairs and leasing commissions (2)	—	12,660	11,324
Total cash, cash equivalents and restricted cash	$261,889	$83,298	$228,397

(1) Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.

(2) Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.

Tenant Receivables

The Company reviews its rent and other tenant receivables for collectability on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area in which the tenant operates. If the collectability of a receivable with respect to any tenant is not probable of collection, a direct write-off of the specific receivable will be made. The Company  had accounts receivable balances of $24.9 million and $29.5 million at March 31, 2021 and December 31, 2020, respectively, after the impact of $12.2 million and $13.1 million of receivables, respectively, were deemed not probable of collection. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets.

For receivable balances related to the straight-line method of reporting rental revenue, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $98.7 million and $93.1 million at March 31, 2021 and December 31, 2020, respectively, after the impact of $15.6 million and $14.5 million of receivables, respectively, were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

Goodwill

Goodwill arises from business combinations as the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs a qualitative assessment to determine if the quantitative impairment test is necessary. The quantitative impairment test, if deemed necessary, compares the fair value of each reporting unit with its carrying amount and impairment is recognized as the amount by which the carrying amount exceeds the reporting unit’s fair value. No impairment was recorded for the periods presented.

Forward Equity Sale Agreements

The Corporation may enter into forward sale agreements for the sale and issuance of shares of its common stock, either through an underwritten public offering or through our ATM Program. These agreements may be physically settled in stock, settled in cash, or net share settled at the Corporation’s election. The Company evaluated the forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity. Prior to settlement, a forward sale agreement will be reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Corporation’s common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Corporation’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Corporation’s common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Corporation’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sales agreement, if the Corporation elects to physically settle or net share settle such forward sale agreement, delivery of the Corporation’s shares will result in dilution to the Company’s earnings per share.

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

NOTE 3. INVESTMENTS

Owned Properties

As of March 31, 2021, the Company's gross investment in owned real estate properties totaled approximately $7.0 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 48 states with Texas, at 10.7%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio.

During the three months ended March 31, 2021, the Company had the following real estate activity, net of accumulated depreciation and amortization (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2020	1,853	7	1,860	$6,777,673	$27,764	$6,805,437
Acquisitions/improvements (1)	25	—	25	193,581	—	193,581
Dispositions of real estate (2)	(3)	(2)	(5)	(4,410)	(7,758)	(12,168)
Transfers to Held for Sale	(3)	3	—	(5,413)	5,413	—
Transfers from Held for Sale	1	(1)	—	1,683	(1,683)	—
Impairments (3)	—	—	—	(6,727)	(3)	(6,730)
Reset of gross balances(4)	—	—	—	(5,050)	(107)	(5,157)
Other	—	—	—	(27)	—	(27)
Gross balance, March 31, 2021	1,873	7	1,880	6,951,310	23,626	6,974,936
Accumulated depreciation and amortization				(1,032,994)	(167)	(1,033,161)
Net balance, March 31, 2021 (5)				$5,918,316	$23,459	$5,941,775

(1)	Includes investments of $2.1 million of non-revenue producing capitalized expenditures during the three months ended March 31, 2021.
(2)	For the three months ended March 31, 2021, the net gain on disposal of assets for properties held in use and held for sale was $0.6 million and $1.2 million, respectively.
(3)	Impairments on owned real estate is comprised of real estate and intangible asset impairment.
(4)

Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles which have been fully amortized.

(5)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at March 31, 2021 is as follows:
Net investments	$6,061,913
Intangible lease liabilities, net	(120,138)
Net balance	$5,941,775

Operating Leases

As of March 31, 2021, December 31, 2020 and March 31, 2020, the Company held 1,869, 1,852 and 1,760 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Base cash rent(1)	$125,197	$116,546
Variable cash rent (including reimbursables)	3,014	3,389
Straight-line rent, net of uncollectible reserve(2)	5,673	1,094
Amortization of above- and below- market lease intangibles, net (3)	774	334
Total rental income	$134,658	$121,363
(1)	Includes net impact of amounts not deemed probable of collection of $1.1 million and $0.8 million for the three months ended March 31, 2021 and 2020.
(2)	Includes net impact of amounts not deemed probable of collection of $2.2 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.
(3)

Excludes amortization of in-place leases of $9.1 million and $8.8 million for the three months ended March 31, 2021 and 2020, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after April 1, 2021) at March 31, 2021 are as follows (in thousands):

March 31, 2021
Remainder of 2021	$385,831
2022	508,863
2023	491,595
2024	470,723
2025	458,644
Thereafter	3,430,654
Total future minimum rentals	$5,746,310

Because lease renewal periods are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	March 31, 2021	December 31, 2020
In-place leases	$478,712	$473,062
Above-market leases	82,545	83,185
Less: accumulated amortization	(195,520)	(188,258)
Intangible lease assets, net	$365,737	$367,989

Below-market leases	$179,006	$178,614
Less: accumulated amortization	(58,868)	(56,712)
Intangible lease liabilities, net	$120,138	$121,902

Direct Financing Leases

As of March 31, 2021, the Company held one property under a direct financing lease, which was held in use. As of March 31, 2021, this property had $3.4 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. The Company evaluated the collectability of the amounts receivable and recorded a net reserve for uncollectible amounts totaling $0.1 million during 2020, primarily as a result of the initial term extending until 2027. As of March 31, 2021, there remained a reserve of $0.1 million against the net investment balance of $7.5 million.

Impairments and Allowance for Credit Losses

The following table summarizes total impairments and allowance for credit losses recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Real estate asset impairment	$6,034	$37,521
Intangible asset impairment	696	2,643
Allowance for credit losses on direct financing leases	—	304
Allowance for credit losses on loans receivable	—	306
Total impairment loss	$6,730	$40,774

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	March 31, 2021	December 31, 2020
Revolving credit facilities	3.30%	—	2.0	$—	$—
Term loans	1.96%	—	—	—	178,000
Senior Unsecured Notes	3.61%	3.25%	8.2	2,750,000	1,950,000
Mortgages payable	4.48%	5.83%	9.6	5,723	214,237
Convertible Notes	5.64%	3.75%	0.1	190,426	190,426
Total debt	3.80%	3.28%	7.7	2,946,149	2,532,663
Debt discount, net				(12,078)	(7,807)
Deferred financing costs, net (4)				(22,309)	(18,515)
Total debt, net				$2,911,762	$2,506,341
(1)

Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the three months ended March 31, 2021 and based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of March 31, 2021.
(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of March 31, 2021.
(4)	Excludes deferred financing costs for the revolving credit facilities.

Deferred financing costs and offering discount/premium incurred in connection with entering into debt agreements are amortized to interest expense over the initial term of the respective agreement. Both deferred financing costs and offering discount/premium are recorded net against the principal debt balance on the consolidated balance sheets, except for deferred costs related to revolving credit facilities, which are recorded in deferred costs and other assets, net.

Revolving Credit Facilities

On January 14, 2019, the Operating Partnership entered into the 2019 Revolving Credit and Term Loan Agreement, which includes the 2019 Credit Facility. The 2019 Credit Facility is comprised of $800.0 million of aggregate revolving commitments with a maturity date of March 31, 2023 and includes two six-month extensions that can be exercised at the Company’s option. The 2019 Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $400.0 million of revolving borrowing capacity, subject to satisfying certain requirements. Borrowings may be repaid, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any.

As of March 31, 2021, outstanding loans under the 2019 Credit Facility bore interest at 1-Month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum, in each case, based on the Operating Partnership's credit rating.

The unamortized deferred financing costs were $2.3 million as of March 31, 2021, compared to $2.6 million as of December 31, 2020. As of March 31, 2021, the full $800.0 million of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit.  The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of March 31, 2021.

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

On August 6, 2020, the issuance of the 2031 Senior Unsecured Notes triggered a mandatory prepayment under the 2020 Term Loan Agreement. As such, the Company repaid $222.0 million of the 2020 Term Loans and wrote-off $1.0 million of related unamortized deferred financing costs. On January 4, 2021, the Company repaid the 2020 Term Loan in full and wrote-off the remaining unamortized deferred financing costs.

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	March 31, 2021	December 31, 2020
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	—
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	—
Total Senior Unsecured Notes			3.25%	$2,750,000	$1,950,000

On August 6, 2020, the Operating Partnership issued $450.0 million aggregate principal amount of 2031 Senior Notes, resulting in net proceeds of $441.3 million. In connection with the August 2020 offering, the Operating Partnership incurred $4.2 million in deferred financing costs and an offering discount of $4.5 million. On March 3, 2021, the Operating Partnership issued $800.0 million aggregate principal amount of Senior Unsecured Notes, comprised of $450.0 million aggregate principal amount of 2028 Senior Notes and $350.0 million aggregate principal amount of 2032 Senior Notes, resulting in net proceeds of $787.7 million. In connection with the March 2021 offering, the Operating Partnership incurred $7.1 million in deferred financing costs and an offering discount of $5.2 million.

The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium. If any of the Senior Unsecured Notes are redeemed three months or less (or two months or less in the case of the 2027 Senior Notes and 2028 Senior Notes) prior to their respective maturity dates, the redemption price will not include a make-whole premium.

As of March 31, 2021 and December 31, 2020, the unamortized deferred financing costs were $22.2 million and $15.6 million, respectively, and the unamortized discount was $12.0 million and $7.0 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of March 31, 2021.

Mortgages Payable

In connection with the issuance of the 2028 and 2032 Senior Unsecured Notes, the Company repaid three of its fixed-rate non-recourse loans during the three months ended March 31, 2021. As such, as of March 31, 2021, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under two fixed-rate non-recourse loans. These loans have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates for the loans were 5.80% and 6.00%, respectively. As of March 31, 2021, these non-defaulted loans were each secured by one property. There were no unamortized deferred financing costs as of March 31, 2021, compared to unamortized deferred financing costs of $1.9 million as of December 31, 2020. The unamortized net premium as of both March 31, 2021 and December 31, 2020 was $0.2 million.

Convertible Notes

In May 2014, the Company issued $345.0 million aggregate principal amount of 3.75% convertible notes due in 2021. The 2021 Notes will mature on May 15, 2021 and interest is payable semi-annually in arrears on May 15 and November 15 of each year. During the year ended December 31, 2020, the Company repurchased $154.6 million of the 2021 Notes in cash.

The 2021 Notes are convertible only during certain periods and, subject to certain circumstances, into cash, shares of the Corporation’s common stock, or a combination thereof. The conversion rate is subject to adjustment for certain anti-dilution events, including special distributions and regular quarterly cash dividends exceeding a current threshold of $0.73026 per share. As of March 31, 2021, the conversion rate was 17.4458 per $1,000 principal note, which reflects the adjustment from the SMTA dividend distribution related to the Spin-Off, in addition to the other regular dividends declared during the life of the 2021 Notes. Earlier conversion may be triggered if shares of the Corporation’s common stock trade higher than the established thresholds, if the 2021 Notes trade below established thresholds, or certain corporate events occur.

As of March 31, 2021 and December 31, 2020, the unamortized discount was $0.3 million and $1.0 million, respectively, and the unamortized deferred financing costs were $0.1 million and $0.3 million, respectively. The equity component of the conversion feature was $55.1 million as of both March 31, 2021 and December 31, 2020 and is recorded in capital in excess of par value in the accompanying consolidated balance sheets, net of financing transaction costs.

Debt Extinguishment

During the three months ended March 31, 2021, the Company extinguished a total of $178.0 million of indebtedness outstanding under the 2020 Term Loans, resulting in a loss on debt extinguishment of $0.7 million. Additionally, the Company extinguished a total of $207.4 million aggregate principal amount of CMBS indebtedness on three loans secured by 86 properties, resulting in a loss on debt extinguishment of $28.5 million.

During the three months ended March 31, 2020, the Company did not extinguish any debt.

Debt Maturities

As of March 31, 2021, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2021	$374	$190,426	$190,800
2022	525	—	525
2023	556	—	556
2024	590	—	590
2025	610	16	626
Thereafter	3,000	2,750,052	2,753,052
Total	$5,655	$2,940,494	$2,946,149

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense – revolving credit facilities (1)	$795	$2,056
Interest expense – term loans	24	—
Interest expense – Senior Unsecured Notes	19,057	13,988
Interest expense – mortgages payable	2,264	3,013
Interest expense – Convertible Notes	1,785	3,234
Non-cash interest expense:
Amortization of deferred financing costs	1,111	1,142
Amortization of debt discount, net	886	1,224
Amortization of net losses related to interest rate swaps	702	702
Total interest expense	$26,624	$25,359
(1)	Includes facility fees of approximately $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

In November 2016, the Board of Directors approved a $500 million ATM Program and the Corporation terminated its prior program. The agreement provided for the offer and sale of shares of the Corporation’s common stock having an aggregate gross sales price of up to $500.0 million through the agents, as its sales agents or, if applicable, as forward sellers for forward purchasers, or directly to the agents acting as principals. The Company could sell shares in amounts and at times to be determined by the Company but had no obligation to sell any of the shares in the 2016 ATM program. From inception of the 2016 ATM Program through its termination in November 2020, 8.8 million shares of the Corporation’s common stock were sold. Of the total shares sold since inception, 7.0 million were sold through forward sales agreements. There were 0.6 million shares remaining under open forward sales agreements as of March 31, 2021, with a weighted average forward settlement price of $36.17 per share and a final settlement date of September 8, 2021.

In November 2020, the Board of Directors approved a new $500.0 million ATM Program, and the Corporation terminated its 2016 ATM program. Since inception of the 2020 ATM Program through March 31, 2021, 4.9 million shares of the Company’s common stock have been sold, of which 1.4 million were sold during the three months ended March 31, 2021. All 4.9 million shares sold since inception were through forward sale agreements, all of which remained open as of March 31, 2021, with a weighted average forward settlement price of $38.17 per share. The forward contracts have final settlement dates as follows:

•	2.1 million shares have a final settlement date of December 2, 2021,
•	1.4 million shares have a final settlement date of November 9, 2021,
•	1.0 million shares have a final settlement date of March 8, 2022, and
•	the remainder have a final settlement date of February 23, 2022.

Approximately $313.2 million remained available under the program as of March 31, 2021.

Preferred Stock

As of March 31, 2021, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis).

Dividends Declared

For the three months ended March 31, 2021, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 17, 2021	$0.625	March 31, 2021	$71,837	April 15, 2021
Preferred Stock
February 17, 2021	$0.375	March 15, 2021	$2,588	March 31, 2021

The common stock dividend declared on February 17, 2021 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of March 31, 2021.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of both March 31, 2021 and December 31, 2020.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of March 31, 2021, no accruals have been made.

As of March 31, 2021, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of March 31, 2021, the Company had commitments totaling $194.3 million, of which $173.8 million relates to future acquisitions, with the remainder to fund improvements on properties the Company currently owns. Commitments related to acquisitions contain standard cancellation clauses contingent on the results of due diligence. $184.1 million of these commitments are expected to be funded during fiscal year 2021, with the remainder to be funded by the end of 2022.

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

As of March 31, 2021, the Company is also a lessee under four long-term, non-cancellable ground leases under which it is obligated to pay monthly rent. For all four of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 6.7 years.

As of March 31, 2021, the Company had a right-of-use lease asset balance of $4.3 million and total operating lease liabilities of $6.0 million for these lessee contracts.

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

In December 2018, the Company entered into interest rate swap agreements. In the third quarter of 2019, the Company terminated those interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and will be amortized over the remaining initial term of the interest rate swaps, which ends March 31, 2024. As of March 31, 2021, the unamortized portion of loss in AOCL related to terminated interest rate swaps was $8.0 million.

The amount of loss reclassified from AOCL to interest expense was $0.7 million for both the three months ended March 31, 2021 and 2020. During the next 12 months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt.

NOTE 8. FAIR VALUE MEASUREMENTS

Nonrecurring Fair Value Measurements

Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. Real estate assets and their related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. The fair values of real estate and intangible assets were determined using the following information, depending on availability, in order of preference: signed purchase and sale agreements (“PSA”) or letters of intent (“LOI”); broker opinions of value (“BOV”); recently quoted bid or ask prices, or market prices for comparable properties; estimates of discounted cash flows, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, expenses based upon market conditions and capitalization rates; and expectations for the use of the real estate. The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of their respective measurement dates (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at March 31, 2021
Impaired at March 31, 2021	$5,339	$—	$—	$5,339

Assets held at December 31, 2020
Impaired at March 31, 2020	$36,491	$—	$—	$36,491
Impaired at June 30, 2020	$8,055	$—	$—	$8,055
Impaired at September 30, 2020	$10,027	$—	$—	$10,027
Impaired at December 31, 2020	$14,259	$—	$—	$14,259

As of March 31, 2021, the Company held nine properties that were impaired during 2021. As of December 31, 2020, the Company held 23 properties that were impaired during 2020. For one of the properties held at December 31, 2020, the Company estimated fair value using a capitalization rate of 10.06% based on comparative capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs and, for the properties valued using comparable properties during 2020, the price per square foot includes a discount of 0-10% to account for the market impact of COVID-19. The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
March 31, 2021
PSA, LOI or BOV	Retail	6	$24.67 - $353.00	$42.87	76,968
Comparable Properties	Retail	3	$29.35 - $483.09	$51.62	41,743

December 31, 2020
PSA, LOI or BOV	Retail	11	$16.67 - $338.98	$43.32	577,945
Comparable Properties	Retail	10	$4.35 - $282.08	$57.62	431,563
Comparable Properties	Office	1	$79.80 - $103.79	$89.25	28,804

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

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2019 Credit Facility	$—	$—	$—	$—
2020 Term Loans, net (1)	—	—	177,309	177,884
Senior Unsecured Notes, net (1)	2,715,814	2,821,832	1,927,348	2,122,409
Mortgages payable, net (1)	5,956	6,238	212,582	226,240
Convertible Notes, net (1)	189,992	195,627	189,102	194,124
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN

Amended Incentive Award Plan

During the three months ended March 31, 2021, portions of awards of restricted common stock and market-based share awards granted to certain of the Company’s officers, directors and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 98 thousand shares of common valued at $3.8 million, solely to pay the associated statutory tax withholdings during the three months ended March 31, 2021.

Restricted Share Awards

During the three months ended March 31, 2021, the Company granted 91 thousand restricted shares under the Amended Incentive Award Plan to certain employees. The Company recorded $3.4 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period. As of March 31, 2021, there were approximately 239 thousand unvested restricted shares outstanding.

Market-Based Awards

During the three months ended March 31, 2021, the Board of Directors, or committee thereof, approved target grants of 170 thousand market-based awards to executive officers of the Company. The performance period of these grants runs primarily through December 31, 2023. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 375%. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation were expected volatility of the Company of 42.8% and expected volatility of the Company's peers, ranging from 29.5% to 64.2%, with an average volatility of 39.3% and a risk-free interest rate of 0.19%. The fair value of the market-based award per share was $77.57 as of the grant date. Stock-based compensation expense associated with unvested market-based share awards is recognized on a straight-line basis over the minimum required service period, which is generally three years.

Approximately $1.5 million and $2.3 million in dividend rights have been accrued as of March 31, 2021 and December 31, 2020, respectively. For outstanding non-vested awards at March 31, 2021, 0.7 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

For the three months ended March 31, 2021 and 2020, the Company recognized $3.4 million and $3.5 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each applicable award. As of March 31, 2021, the remaining unamortized stock-based compensation expense totaled $25.4 million, comprised of $8.0 million related to restricted stock awards and $17.4 million related to market-based awards. As of December 31, 2020, the unamortized stock-based compensation expense totaled $12.3 million, comprised of $6.4 million related to restricted stock awards and $5.9 million related to market-based awards.

NOTE 10. INCOME PER SHARE

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

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share computed using the two-class method (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Basic and diluted loss:
Loss from continuing operations	$(1,469)	$(15,847)
Less: dividends paid to preferred stockholders	(2,588)	(2,588)
Less: dividends attributable to unvested restricted stock	(144)	(207)
Net loss attributable to common stockholders used in basic and diluted loss per share	$(4,201)	$(18,642)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	114,949,691	102,551,315
Less: unvested weighted average shares of restricted stock	(276,473)	(321,168)
Basic weighted average shares of common stock outstanding	114,673,218	102,230,147
Net loss per share attributable to common stockholders - basic	$(0.04)	$(0.18)

Diluted weighted average shares of common stock outstanding: (1)
Diluted weighted average shares of common stock outstanding	114,673,218	102,230,147
Net loss per share attributable to common stockholders - diluted	$(0.04)	$(0.18)

Potentially dilutive shares of common stock related to:
Unvested shares of restricted stock	99,864	133,839
Unsettled shares under open forward equity contracts	411,074	—
Unvested shares of market-based awards	188,510	377,449

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

The Corporation intends to satisfy its exchange obligation for the principal amount of the 2021 Convertible Notes to the note holders entirely in cash; therefore, the "if-converted" method does not apply and the treasury stock method is being used. For the three months ended March 31, 2021 and 2020, the Corporation’s average stock price was below the conversion price, resulting in zero potentially dilutive shares related to the conversion spread of the 2021 Convertible Notes.

Note 11. Related Party Transactions and Arrangements

On May 31, 2018, the Company completed the spin-off (the "Spin-Off") of certain assets into an independent, publicly traded REIT, Spirit MTA REIT ("SMTA"). In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement to provide various management services to SMTA. Effective September 20, 2019, the Asset Management Agreement was terminated and simultaneously replaced with the Interim Management Agreement, which was subsequently terminated on September 4, 2020. Asset management fees of $0.3 million were earned during the three months ended March 31, 2020 and are reflected as related party fee income in the consolidated statements of operations.

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

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 and this report and subsequent filings with the SEC. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

Overview

Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities including acquisition, credit research, asset management, portfolio management, real estate research, legal, finance and accounting functions. We primarily invest in single-tenant real estate assets throughout the United States, which are generally acquired through sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high quality tenants with business operations within retail, industrial, office and other industries. Single-tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs.

As of March 31, 2021, our owned real estate represented investments in 1,880 properties. Our properties are leased to 301 tenants across 48 states and 28 retail industries. As of March 31, 2021, our owned properties were approximately 99.5% occupied (based on the number of economically yielding properties).

Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. As of March 31, 2021, our assets, liabilities, and results of operations are materially the same as those of the Operating Partnership. Although the Operating Partnership is currently wholly-owned by us, in the future, we may issue partnership interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any partnership interests in the Operating Partnership issued to third parties would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when such partnership interests in the Operating Partnership are issued.

We have elected to be taxed as a REIT for federal income tax purposes and believe we have been organized and have operated in a manner that allows us to qualify as a REIT for federal income tax purposes.

Given the onset of the COVID-19 pandemic in 2020, many of our tenants requested rent deferrals or other forms of relief. Our discussions with tenants requesting relief substantially focused on industries that have been directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly movie theaters, casual dining restaurants, entertainment, health and fitness and hotels. These and other industries may be further impacted in the future depending on various factors, including the duration of the COVID-19 pandemic, the reinstitution of restrictions intended to prevent its spread or the imposition of new, more restrictive measures. Even after such restrictions are lifted or reduced, the willingness of customers to visit our tenants’ businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of diseases.

For the three months ended March 31, 2021, we deferred $3.6 million of rent, of which we recognized $2.7 million in rental income (the remaining $0.9 million was deemed not probable of collection), and abated $0.9 million of rent. As of March 31, 2021, we had an accounts receivable balance of $18.5 million related to deferred rent. For rent deferrals, the deferral periods range generally from one to six months, with an average deferral period of three months and an average repayment period of 11 months. Of the tenants who we have granted rent deferrals, 22% are public companies and the weighted average remaining lease term of leases with deferrals is 9.5 years (based on Base Rent). For the remainder of 2021, we expect to continue to see reductions in the impact of COVID-19. Currently, we have granted maximum rent deferrals of $7.7 million and abatements of $0.1 million for periods after March 31, 2021. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020. We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

	Three Months Ended March 31,
(In Thousands)	2021	2020	Change	% Change
Revenues:
Rental income	$134,658	$121,363	$13,295	11.0%
Interest income on loans receivable	—	419	(419)	(100.0)%
Earned income from direct financing leases	131	177	(46)	(26.0)%
Related party fee income	—	250	(250)	(100.0)%
Other income	352	511	(159)	(31.1)%
Total revenues	135,141	122,720	12,421	10.1%
Expenses:
General and administrative	13,046	13,490	(444)	(3.3)%
Property costs (including reimbursable)	5,452	5,936	(484)	(8.2)%
Deal pursuit costs	242	1,019	(777)	(76.3)%
Interest	26,624	25,359	1,265	5.0%
Depreciation and amortization	57,087	52,236	4,851	9.3%
Impairments	6,730	40,774	(34,044)	(83.5)%
Total expenses	109,181	138,814	(29,633)	(21.3)%
Other (loss) income:
Loss on debt extinguishment	(29,177)	—	(29,177)	(100.0)%
Gain on disposition of assets	1,836	388	1,448	NM
Total other (loss) income	(27,341)	388	(27,729)	NM
Loss before income tax expense	(1,381)	(15,706)	14,325	(91.2)%
Income tax expense	(88)	(141)	53	(37.6)%
Net loss	$(1,469)	$(15,847)	$14,378	(90.7)%

NM - Percentages over 100% are not displayed

Changes related to operating properties

Rental income; Property costs (including reimbursable); Depreciation and amortization

The components of rental income are summarized below:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Base Cash Rent	$125,197	$116,546
Variable cash rent (including reimbursables)	3,014	3,389
Straight-line rent, net of uncollectible reserve	5,673	1,094
Amortization of above- and below- market lease intangibles, net	774	334
Total rental income	$134,658	$121,363

The increase in Base Cash Rent, the largest component of rental income, period-over-period was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 144 properties during the trailing twelve months ended March 31, 2021, with a total of $59.5 million of annual in-place rent (monthly fixed rent at date of transaction multiplied by 12). During the same period, we disposed of 36 properties, 18 of which were vacant and the remaining 18 had annual in-place rents of $4.9 million. Our acquisition and disposition activity for the trailing twelve months ended March 31, 2021 is summarized below (in thousands):

The increase in Base Cash Rent due to net acquisitions was partially offset by $0.9 million of rent abatements for the three months ended March 31, 2021, which were executed as relief due to the COVID-19 pandemic. Amounts deemed not probable of collection remained relatively flat period-over-period, increasing from $0.8 million for the three months ended March 31, 2020 to $1.1 million for the three months ended March 31, 2021. A majority of the balance deemed uncollectible in 2021 relates to the movie theater industry, which we expect to continue to face headwinds during 2021.

Variable cash rent income is comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection. As such, the change in variable cash rent is driven by the change in reimbursable property costs. For the three months ended March 31, 2021, property costs included $2.7 million of reimbursable expenses, compared to $3.6 million for 2020. As such, variable cash rent and the related reimbursable property costs decreased period-over-period due to a reduction in reimbursable property taxes and certain repair and maintenance expenses. The remaining non-reimbursable property costs of $2.8 million for the three months ended March 31, 2021 were up from $2.3 million for the comparative period, driven by increased costs on vacant properties.

Non-cash rental income consists of straight-line rental revenue, amortization of above- and below-market lease intangibles and bad debt expense. Non-cash rental income increased period-over-period primarily as a result of a $2.6 million increase in straight-line rental revenue as a result of net acquisitions and certain lease modifications. Additionally, straight-line rent deemed not probable of collection decreased by $1.8 million, primarily as a result of a lease termination due to a tenant bankruptcy in the comparative period.

Impairments

Impairments decreased year-over-year on underperforming properties, with $5.7 million of impairments recorded on ten properties for the three months ended March 31, 2021, compared to $39.9 million of impairments recorded on 18 properties in the comparative period. The higher impairments in the comparative period were driven by the initial downturn in markets at the onset of the COVID-19 pandemic during the three months ended March 31, 2020, while the recovery of markets resulted in lower impairments in the three months ended March 31, 2021.

Impairments remained relatively low on Vacant properties due to low vacancy rates period-over-period, with $1.0 million of impairments recorded on two properties for the three months ended March 31, 2021, compared to $0.3 million of impairments recorded on four properties in the comparative period.

Additionally, the decrease in impairments period-over-period was caused by the allowances for credit losses recorded of $0.3 million on our direct financing lease and $0.3 million on two loans receivables for the three months ended March 31, 2020, with no comparable impairments recognized during the three months ended March 31, 2021.

Gain on disposition of assets

Gain on disposition of assets increased period-over-period. During the three months ended March 31, 2021, we disposed of four active properties, resulting in net gains of $1.9 million, and disposed of one vacant property, resulting in a loss of $0.1 million.

During the three months ended March 31, 2020, we disposed of four active properties, resulting in minimal net gains, and disposed of three vacant properties, resulting in net gains of $0.7 million. These gains were partially offset by a $0.2 million loss recorded on the sale of a note receivable and $0.2 million in other net losses.

Changes related to debt

Interest expense; Loss on debt extinguishment

Our debt is summarized below (in thousands):

During the first quarter of 2020, we did not issue or extinguish any debt. During the second quarter of 2020, we entered into the 2020 Term Loans. During the third quarter of 2020, we issued $450.0 million of 2031 Senior Notes, which triggered a mandatory repayment of $222.0 million of the 2020 Term Loans. Remaining proceeds from the 2031 Senior Notes issuance were primarily utilized to repurchase $154.6 million of Convertible 2021 Notes.

In January 2021, we repaid the 2020 Term Loan in full, resulting in a loss on debt extinguishment of $0.7 million primarily due to the write-off of unamortized deferred financing costs. In March 2021, we issued $800.0 million aggregate principal amount of the 2028 and 2032 Senior Notes. Proceeds from these issuances were used to extinguish $207.4 million of CMBS loans, resulting in a loss on debt extinguishment of $28.5 million primarily due to pre-payment penalties. We expect to settle the remaining 2021 Convertible Notes in cash during the second quarter of 2021.

These changes in our debt structure resulted in an overall increase in our total debt outstanding, but with a reduction in our weighted average interest rate from 3.59% at March 31, 2020 to 3.28% at March 31, 2021. As such, we had only a slight increase in total interest expense year-over-year:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Interest expense – revolving credit facilities	$795	$2,056
Interest expense – term loans	24	—
Interest expense – Senior Unsecured Notes	19,057	13,988
Interest expense – mortgages payable	2,264	3,013
Interest expense – Convertible Notes	1,785	3,234
Non-cash interest expense	2,699	3,068
Total interest expense	$26,624	$25,359

Changes related to general and administrative expenses

Period-over-period general and administrative expenses decreased by $0.4 million, driven by a decrease in professional expenses of $0.8 million, primarily as a result of decreased legal and audit fees period-over-period. This decrease was partially offset by $0.4 million of expenses recognized during the three months ended March 31, 2021 related to costs incurred due to the COVID-19 pandemic, mainly as a result of increased legal fees for executing rent deferral or abatement agreements.

Property Portfolio Information

1,880	99.5%	48	301	28
Owned Properties	Occupancy	States	Tenants	Retail Industries

Diversification By Tenant

The following table sets forth a summary of tenant concentration for our owned real estate properties as of March 31, 2021:

Tenant (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness, Inc.	8	926	3.4%
Cajun Global LLC	162	233	2.5%
BJ's Wholesale Club, Inc.	9	1,028	2.5%
The Home Depot, Inc.	7	848	2.2%
At Home Group, Inc.	13	1,597	2.2%
Alimentation Couche-Tard, Inc.	76	230	2.1%
Walgreen Co.	34	487	2.0%
GPM Investments, LLC	109	303	1.9%
Dollar Tree, Inc.	106	927	1.9%
CVS Caremark Corporation	33	409	1.7%
Other	1,313	35,126	77.6%
Vacant	10	779	—
Total	1,880	42,893	100.0%

(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.

Lease Expirations

The following table sets forth a summary of lease expirations for our owned real estate as of March 31, 2021. As of March 31, 2021, the weighted average remaining non-cancelable initial term of our leases (based on ABR) was 10.1 years. The information set forth in the table assumes that tenants do not exercise renewal options and or any early termination rights:

Leases Expiring In:	Number of Properties	ABR (in thousands) (1)	Total Square Feet (in thousands)	Percent of ABR
Remainder of 2021	37	$9,760	923	1.9%
2022	40	16,230	1,558	3.1%
2023	115	31,779	3,084	6.1%
2024	46	16,761	1,507	3.2%
2025	51	18,521	1,477	3.6%
2026	116	41,337	4,112	8.0%
2027	133	41,077	3,045	7.9%
2028	107	29,558	1,887	5.7%
2029	314	39,659	2,645	7.7%
2030	76	21,641	2,183	4.2%
Thereafter	835	251,823	19,693	48.6%
Vacant	10	—	779	—
Total owned properties	1,880	$518,146	42,893	100.0%

(1) ABR is not adjusted for the impact of abatements provided as relief due to the COVID-19 pandemic. As of the date of this report, SRC has agreed to a total of $0.1 million of abatements for the period from April 1, 2021 – March 31, 2022.

Diversification By Geography

The following table sets forth a summary of geographic concentration for our owned real estate properties as of March 31, 2021:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	253	4,485	11.2%	New Jersey	13	717	1.3%
Florida	157	2,620	8.9%	Utah	18	333	1.2%
Georgia	139	2,699	6.6%	Pennsylvania	23	512	1.1%
Ohio	88	3,169	5.7%	Alaska	9	319	1.0%
Tennessee	108	2,081	4.2%	New Hampshire	17	645	1.0%
Michigan	88	1,955	4.1%	Wisconsin	12	696	0.9%
Illinois	52	1,352	3.7%	Idaho	16	273	0.9%
California	23	1,199	3.5%	Kansas	17	341	0.8%
New York	34	1,933	3.4%	Connecticut	5	686	0.7%
Arizona	47	960	3.3%	Maine	27	85	0.5%
Missouri	66	1,570	3.2%	Washington	7	125	0.4%
South Carolina	56	941	3.0%	West Virginia	13	202	0.4%
Alabama	95	787	2.6%	Delaware	2	128	0.4%
North Carolina	68	1,312	2.6%	Nebraska	8	218	0.4%
Virginia	44	1,335	2.4%	Montana	3	152	0.4%
Maryland	10	721	2.3%	Massachusetts	2	131	0.3%
Minnesota	24	902	2.2%	North Dakota	3	105	0.3%
Indiana	40	1,751	2.1%	Rhode Island	3	95	0.2%
Colorado	27	991	2.0%	Oregon	3	105	0.2%
Oklahoma	53	932	2.0%	Iowa	10	141	0.2%
Mississippi	53	753	1.9%	South Dakota	2	30	0.2%
New Mexico	29	622	1.7%	Wyoming	1	35	0.1%
Kentucky	44	622	1.6%	U.S. Virgin Islands	1	38	0.1%
Arkansas	42	637	1.4%	Vermont	1	2	*
Louisiana	24	450	1.4%

* Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following table sets forth a summary of concentration by asset types and, for retail assets, the tenant industry of our owned properties as of March 31, 2021:

Asset Type	Tenant Industry	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,669	26,607	77.1%
	Health and Fitness	45	2,570	8.0%
	Convenience Stores	328	1,045	7.5%
	Restaurants - Quick Service	358	783	6.3%
	Restaurants - Casual Dining	134	940	5.7%
	Movie Theaters	34	1,800	4.4%
	Dealerships	29	953	4.3%
	Drug Stores / Pharmacies	77	991	4.3%
	Entertainment	25	1,070	3.4%
	Car Washes	65	308	3.2%
	Dollar Stores	176	1,613	3.1%
	Warehouse Club and Supercenters	15	1,659	3.0%
	Grocery	36	1,654	3.0%
	Home Improvement	14	1,595	2.9%
	Home Décor	16	2,147	2.6%
	Automotive Service	74	601	2.3%
	Specialty Retail	53	1,142	2.3%
	Sporting Goods	18	1,049	2.2%
	Department Stores	16	1,423	2.0%
	Home Furnishings	18	783	1.6%
	Early Education	35	384	1.5%
	Automotive Parts	55	388	1.0%
	Office Supplies	16	351	0.7%
	Other	9	294	0.7%
	Medical Office	5	65	0.5%
	Pet Supplies and Service	4	133	0.4%
	Apparel	4	87	0.2%
	Vacant	10	779	0.0%
Industrial		169	14,289	16.2%
Office and Other		42	1,997	6.7%
Total		1,880	42,893	100.0%

Liquidity and Capital Resources

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

As of March 31, 2021, 4.9 million shares of our common stock have been sold under the 2020 ATM Program, of which 1.4 million shares were sold during the three months ended March 31, 2021. All of these sales were sold by forward purchasers through agents under the ATM Program and pursuant to forward sales agreements. The forward sale price that we will receive upon physical settlement of the agreements is subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of March 31, 2021, there were 5.5 million shares remaining under open forward sales agreements, consisting of 4.9 million shares under the 2020 ATM Program and 0.6 million shares under the 2016 ATM Program. Assuming the full physical settlement of those open forward sales agreements, we have remaining of $313.2 million under the 2020 ATM Program as of March 31, 2021.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our 2020 ATM program. As of March 31, 2021, available liquidity was comprised of $261.9 million in cash and cash equivalents and $800.0 million of borrowing capacity under the 2019 Credit Facility. Also, as of March 31, 2021, we had $207.3 million of expected proceeds available assuming the full physical settlement of our open forward equity contracts and remaining capacity of $313.2 million under our 2020 ATM Program. We believe that this available liquidity makes us well positioned to navigate any macroeconomic uncertainty resulting from the COVID-19 pandemic restrictions intended to prevent its spread.

LONG-TERM LIQUIDITY AND CAPITAL RESOURCES

We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, by obtaining asset level financing and by issuing fixed-rate secured or unsecured notes and bonds. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock. We continually evaluate financing alternatives and believe that we can obtain financing on reasonable terms. However, we cannot be sure that we will have access to the capital markets at times and on terms that are acceptable to us. Refer to “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders. We expect that our primary uses of capital will be for property and other asset acquisitions, the payment of tenant improvements, operating expenses, debt service payments and distributions to our stockholders.

DESCRIPTION OF CERTAIN DEBT

The following descriptions of debt should be read in conjunction with Note 4 to the consolidated financial statements herein.

2019 Credit Facility

As of March 31, 2021, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of March 31, 2021, there were no subsidiaries that met this requirement.

As of March 31, 2021, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 0.90%, with no borrowings outstanding, and a ratings-based facility fee in the amount of 0.20% per annum. As of March 31, 2021, there were no letters of credit outstanding.

Senior Unsecured Notes

As of March 31, 2021, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	March 31, 2021
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of: an amount equal to 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium calculated in accordance with the respective indenture. Notwithstanding the foregoing, if any of the Senior Unsecured Notes are redeemed three months or less (or two months or less in the case of the 2027 Senior Notes and 2028 Senior Notes) prior to their respective maturity dates, the redemption price will not include a make-whole premium.

Mortgages payable

In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants.

As of March 31, 2021, we had two fixed-rate CMBS loans with $5.7 million of aggregate outstanding principal. One of the CMBS loans, with principal outstanding of $4.9 million, matures in August 2031 and has a stated interest rate of 5.80%. The other CMBS loan, with principal outstanding of $0.8 million, matures in December 2025 and has a stated interest rate of 6.00%. Both CMBS loans are partially amortizing and require a balloon payment at maturity.

Convertible Notes

As of March 31, 2021, the Convertible Notes were comprised of $190.4 million aggregate principal amount of 3.75% convertible notes maturing on May 15, 2021. Interest on the 2021 Notes is payable semiannually in arrears on May 15 and November 15 of each year. From November 15, 2020 to the close of business on the second scheduled trading day immediately preceding the maturity date of the 2021 Notes, holders may convert the 2021 Notes at any time. The conversion rate is subject to adjustment for some events, including dividends paid in excess of threshold amounts stipulated in the agreement, but will not be adjusted for any accrued and unpaid interest. As of March 31, 2021, the conversion rate was 17.4458 per $1,000 principal note. We expect to settle the remaining 2021 Notes in cash upon their maturity.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of March 31, 2021 (in thousands):

	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
2019 Credit Facility	$—	$—	$—	$—	$—	$—	$—
Senior Unsecured Notes	2,750,000	—	—	—	—	—	2,750,000
Mortgages payable	5,723	374	525	556	590	626	3,052
Convertible Notes	190,426	190,426	—	—	—	—	—
	$2,946,149	$190,800	$525	$556	$590	$626	$2,753,052

CONTRACTUAL OBLIGATIONS

As discussed above, during the three months ended March 31, 2021, we repaid the 2020 Term Loan in full. Additionally, we issued the 2028 and 2032 Senior Unsecured Notes and used the proceeds to extinguish three of our CMBS loans. There were no other material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

Any distributions will be at the sole discretion of our Board of Directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable laws and such other factors as our Board of Directors deems relevant. Refer to “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders.

Cash Flows

The following table presents a summary of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$64,431	$67,178	$(2,747)
Net cash used in investing activities	(181,254)	(195,665)	14,411
Net cash provided by financing activities	295,414	330,861	(35,447)
Net increase in cash, cash equivalents and restricted cash	$178,591	$202,374	$(23,783)

As of March 31, 2021, we had $261.9 million of cash, cash equivalents and restricted cash as compared to $83.3 million as of December 31, 2020 and $228.4 million as of March 31, 2020.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The decrease in net cash provided by operating activities was primarily attributable to the following:

•

an increase in cash interest paid of $10.4 million driven by the issuance of the 2027 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, and 2031 Senior Notes, all of which pay interest semi-annually,

•	a decrease of interest income of $0.4 million as a result of the collection of principal on all loans receivable during 2020, and
•	a decrease in related party fee income of $0.3 million driven by the termination of the Interim Management Agreement effective September 4, 2020.

The decrease was partially offset by the net increase in cash rental revenue of $10.5 million driven by net acquisitions over the trailing twelve month period, partially offset by $0.9 million of rent abated during the three months ended March 31, 2021 as a result of the COVID-19 pandemic.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the three months ended March 31, 2021 included $194.2 million for the acquisition of 25 properties and $1.6 million of capitalized real estate expenditures. These outflows were partially offset by $12.5 million in net proceeds from the disposition of five properties and $2.0 million that was collected from a disposal that occurred in 2020.

During the same period in 2020, net cash used in investing activities included $205.8 million for the acquisition of 27 properties and $7.8 million of capitalized real estate expenditures. These outflows were partially offset by $16.8 million in net proceeds from the disposition of seven properties and the sale of one loan receivable. Additionally, the outflows were further offset by the collection of $1.2 million of principal on loans receivable.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the three months ended March 31, 2021 was primarily attributable to borrowings of $794.8 million under Senior Unsecured Notes. This amount was partially offset by repayments of $208.5 million on mortgages payable, repayments of $178.0 million on term loans, payment of dividends to equity owners of $75.5 million, debt extinguishment costs of $26.7 million, deferred financing costs of $6.9 million and common stock repurchases for employee tax withholdings totaling $3.8 million.

During the same period in 2020, net cash provided by financing activities was primarily attributable to net borrowings of $383.5 million under our revolving credit facilities and net proceeds from the issuance of common stock of $17.7 million. These amounts were partially offset by the payment of dividends to equity owners of $67.0 million, repayment of $1.0 million on mortgages payable and common stock repurchases totaling $2.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any material off-balance sheet arrangements.

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

EBITDAre: EBITDAre is computed in accordance with standards established by NAREIT. EBITDAre is computed as net income (loss) (computed in accordance with GAAP), plus interest expense, income tax expense, depreciation and amortization, impairments of depreciated property and losses/(gains) on the disposition of depreciated property.

Adjusted EBITDAre: Adjusted EBITDAre represents EBITDAre as adjusted for revenue producing acquisitions and dispositions for the quarter as if such acquisitions and dispositions had occurred as of the beginning of the quarter and for certain items that we believe are not indicative of our core operating performance, such as debt extinguishment gains (losses), non-cash compensation and costs related to the COVID-19 pandemic. We believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.

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

FFO and AFFO

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net loss attributable to common stockholders	$(4,057)	$(18,435)
Portfolio depreciation and amortization	56,942	52,091
Portfolio impairments	6,730	40,774
Gain on disposition of assets	(1,836)	(388)
FFO attributable to common stockholders	$57,779	$74,042
Loss on debt extinguishment	29,177	—
Deal pursuit costs	242	1,019
Non-cash interest expense	2,699	3,068
Straight-line rent, net of related bad debt expense	(5,673)	(1,094)
Other amortization and non-cash charges	(774)	37
Non-cash compensation expense	3,378	3,451
Costs related to COVID-19 (1)	432	—
AFFO attributable to common stockholders (2)	$87,260	$80,523

Net loss per share of common stock - Diluted	$(0.04)	$(0.18)
FFO per share of common stock - Diluted (3)	$0.50	$0.72
AFFO per share of common stock - Diluted (3)	$0.76	$0.78

Weighted average shares of common stock outstanding - Diluted	114,673,218	102,230,147
Weighted average shares of common stock outstanding for non-GAAP measures - Diluted (3)	115,272,802	102,607,596

(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

AFFO for the three months ended March 31, 2021 includes $2.7 million of deferred rental income recognized in conjunction with the FASB’s relief for deferral agreements extended as a result of the COVID-19 pandemic.

(3)

Weighted average shares of common stock for non-GAAP measures includes unvested market-based awards, which are dilutive for the non-GAAP calculations. Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended March 31,
	2021	2020
FFO	$0.1 million	$0.2 million
AFFO	$0.2 million	$0.3 million

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	March 31,
(Dollars in thousands)	2021	2020
2019 Credit Facility	$—	$500,000
Senior Unsecured Notes, net	2,715,814	1,484,473
Mortgages payable, net	5,956	215,186
Convertible Notes, net	189,992	337,921
Total debt, net	2,911,762	2,537,580
Unamortized debt discount, net	12,078	8,047
Unamortized deferred financing costs	22,309	16,693
Cash and cash equivalents	(261,889)	(216,692)
Restricted cash balances held for the benefit of lenders	—	(11,705)
Adjusted Debt	$2,684,260	$2,333,923

	Three Months Ended March 31,
(Dollars in thousands)	2021		2020
Net loss	$(1,469)		$(15,847)
Interest	26,624		25,359
Depreciation and amortization	57,087		52,236
Income tax expense	88		141
Gain on disposition of assets	(1,836)		(388)
Portfolio impairments	6,730		40,774
EBITDAre	$87,224		$102,275
Adjustments to revenue producing acquisitions and dispositions	2,479		1,967
Deal pursuit costs	242		1,019
Loss on debt extinguishment	29,177		—
Costs related to COVID-19 (1)	432		—
Non-cash compensation expense (2)	3,378		—
Adjusted EBITDAre	$122,932		$105,261
Adjustments related to straight-line rent (3)	40		4,006
Other adjustments for Annualized EBITDAre (4)	(1,034)		907
Annualized Adjusted EBITDAre	$487,752		$440,696
Adjusted Debt / Annualized Adjusted EBITDAre (5)	5.5	x	5.3	x
(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)	Non-cash compensation expense was not included as an adjustment to EBITDAre during the three months ended March 31, 2020.
(3)	Adjustment relates to net straight-line rent receivable balances recognized in prior periods deemed not probable of collection in the current period.
(4)

Adjustments for the three months ended March 31, 2021 for amounts where annualization would not be appropriate are comprised of previously deferred revenue recognized in the current period and net recoveries related to prior period rent deemed not probable of collection and property costs. For the same period in 2020, adjustments are comprised of certain other income and expenses where annualization would not be appropriate.

(5) Adjusted Debt / Annualized Adjusted EBITDAre would be 5.1x if the 5.5 million shares under open forward sales agreements had been settled as of March 31, 2021.

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

As of March 31, 2021, our assets were primarily long-term, fixed-rate leases (though most have scheduled rental increases during the terms of the leases). As of March 31, 2021, all $2.9 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes, mortgages payable and Convertible Notes, with a weighted average stated interest rate of 3.28%, excluding amortization of deferred financing costs and debt discounts/premiums. There were no borrowings outstanding under our 2019 Credit Facility at March 31, 2021.

The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of March 31, 2021 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$—	$—
Senior Unsecured Notes, net (1)	2,715,814	2,821,832
Mortgages payable, net (1)	5,956	6,238
Convertible Notes, net (1)	189,992	195,627
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2021 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
4.1

Sixth Supplemental Indenture, dated as of March 3, 2021, among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the 2028 Notes and the 2028 Guarantee, filed as Exhibit 4.2 to the Company’s Form 8-K on March 3, 2021 and incorporated herein by reference.

4.2

Seventh Supplemental Indenture, dated as of March 3, 2021, among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the 2032 Notes and the 2032 Guarantee, filed as Exhibit 4.3 to the Company’s Form 8-K on March 3, 2021 and incorporated herein by reference.

10.1*	Form of 2021 Performance Share Award Agreement
10.2*	Director Compensation Program of Spirit Realty Capital, Inc. dated May 7, 2020
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

Date: May 5, 2021