Form 10-Q
period 2021-06-30
SPIRIT REALTY CAPITAL, INC.
filed 2021-08-03
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No   ☒

As of July 29, 2021, there were 119,103,788 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

GLOSSARY

1031 Exchange	Tax-deferred like-kind exchange of properties held for business or investment purposes, pursuant to Section 1031 of the Code
2016 ATM Program	At-the-market equity distribution program established in November 2016, which was terminated upon entry into the 2020 ATM Program
2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 ATM Program	At-the-market equity distribution program established in November 2020, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
2020 Term Loans	$400.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 Notes	$345.0 million 3.75% convertible notes of the Corporation which matured in May 2021
2026 Senior Notes	$300.0 million aggregate principal amount of the Operating Partnership’s 4.45% senior notes due 2026
2027 Senior Notes	$300.0 million aggregate principal amount of the Operating Partnership’s 3.20% senior notes due 2027
2028 Senior Notes	$450.0 million aggregate principal amount of the Operating Partnership’s 2.10% senior notes due 2028
2029 Senior Notes	$400.0 million aggregate principal amount of the Operating Partnership’s 4.00% senior notes due 2029
2030 Senior Notes	$500.0 million aggregate principal amount of the Operating Partnership’s 3.40% senior notes due 2030
2031 Senior Notes	$450.0 million aggregate principal amount of the Operating Partnership’s 3.20% senior notes due 2031
2032 Senior Notes	$350.0 million aggregate principal amount of the Operating Partnership’s 2.70% senior notes due 2032
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
AFFO	Adjusted Funds From Operations is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, as amended
Annualized Base Rent (ABR)

Represents Base Rent and earned income from direct financing leases from the final month of the reporting period, adjusted to exclude amounts from properties sold during that period and to include a full month of Base Rent for properties acquired during that period. The total is then multiplied by 12. ABR is used when calculating certain metrics to evaluate portfolio credit and diversification and to manage risk.

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
EBITDAre

EBITDAre is a non-GAAP financial measure computed in accordance with standards established by NAREIT. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Investments:
Real estate investments:
Land and improvements	$2,207,232	$2,090,592
Buildings and improvements	4,567,707	4,302,004
Total real estate investments	6,774,939	6,392,596
Less: accumulated depreciation	(938,308)	(850,320)
	5,836,631	5,542,276
Intangible lease assets, net	383,420	367,989
Real estate assets under direct financing leases, net	7,443	7,444
Real estate assets held for sale, net	21,783	25,821
Net investments	6,249,277	5,943,530
Cash and cash equivalents	9,403	70,303
Deferred costs and other assets, net	228,912	157,353
Goodwill	225,600	225,600
Total assets	$6,713,192	$6,396,786

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$13,000	$—
Term loans, net	—	177,309
Senior Unsecured Notes, net	2,716,752	1,927,348
Mortgages payable, net	5,823	212,582
Convertible Notes, net	—	189,102
Total debt, net	2,735,575	2,506,341
Intangible lease liabilities, net	123,640	121,902
Accounts payable, accrued expenses and other liabilities	169,153	167,423
Total liabilities	3,028,368	2,795,666
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both June 30, 2021 and December 31, 2020	166,177	166,177
Common stock, $0.05 par value, 175,000,000 shares authorized: 119,103,912 and 114,812,615 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	5,955	5,741
Capital in excess of common stock par value	6,278,735	6,126,503
Accumulated deficit	(2,758,793)	(2,688,647)
Accumulated other comprehensive loss	(7,250)	(8,654)
Total stockholders’ equity	3,684,824	3,601,120
Total liabilities and stockholders’ equity	$6,713,192	$6,396,786

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$164,449	$117,190	$299,107	$238,553
Interest income on loans receivable	—	390	—	809
Earned income from direct financing leases	132	131	263	308
Related party fee income	—	250	—	500
Other income	45	563	397	1,074
Total revenues	164,626	118,524	299,767	241,244
Expenses:
General and administrative	13,450	11,975	26,496	25,465
Property costs (including reimbursable)	6,319	7,234	11,771	13,170
Deal pursuit costs	257	14	499	1,033
Interest	26,170	26,095	52,794	51,454
Depreciation and amortization	60,074	53,160	117,161	105,396
Impairments	7,800	21,049	14,530	61,823
Total expenses	114,070	119,527	223,251	258,341
Other income:
Loss on debt extinguishment	(10)	—	(29,187)	—
Gain on disposition of assets	37,507	658	39,343	1,046
Total other income	37,497	658	10,156	1,046
Income (loss) before income tax expense	88,053	(345)	86,672	(16,051)
Income tax expense	(129)	(68)	(217)	(209)
Net income (loss)	87,924	(413)	86,455	(16,260)
Dividends paid to preferred shareholders	(2,588)	(2,588)	(5,176)	(5,176)
Net income (loss) attributable to common stockholders	$85,336	$(3,001)	$81,279	$(21,436)

Net income (loss) per share attributable to common stockholders:
Basic	$0.74	$(0.03)	$0.71	$(0.21)
Diluted	$0.74	$(0.03)	$0.70	$(0.21)

Weighted average shares of common stock outstanding:
Basic	115,005,740	102,678,967	114,840,397	102,454,557
Diluted	115,557,555	102,678,967	115,212,294	102,454,557

Dividends declared per common share issued	$0.6250	$0.6250	$1.2500	$1.2500

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$85,336	$(3,001)	$81,279	$(21,436)
Other comprehensive income:
Net reclassification of amounts from AOCL	702	702	1,404	1,404
Total comprehensive income (loss)	$86,038	$(2,299)	$82,683	$(20,032)

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Six Months Ended June 30, 2021	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2020	6,900,000	$166,177	114,812,615	$5,741	$6,126,503	$(2,688,647)	$(8,654)	$3,601,120
Net loss	—	—	—	—	—	(1,469)	—	(1,469)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders		—		—	—	(4,057)	—	(4,057)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(71,837)	—	(71,837)
Tax withholdings related to net stock settlements	—	—	(98,413)	(6)	—	(3,837)	—	(3,843)
Stock-based compensation, net	—	—	233,784	12	3,366	(407)	—	2,971
Balances, March 31, 2021	6,900,000	$166,177	114,947,986	$5,747	$6,129,869	$(2,768,785)	$(7,952)	$3,525,056
Net income	—	—	—	—	—	87,924	—	87,924
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	85,336	—	85,336
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(74,436)	—	(74,436)
Tax withholdings related to net stock settlements	—	—	(12,597)	(1)	—	(548)	—	(549)
Issuance of shares of common stock, net	—	—	4,116,932	206	145,255	—	—	145,461
Stock-based compensation, net	—	—	51,591	3	3,611	(360)	—	3,254
Balances, June 30, 2021	6,900,000	$166,177	119,103,912	$5,955	$6,278,735	$(2,758,793)	$(7,250)	$3,684,824

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

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$86,455	$(16,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	117,161	105,396
Impairments	14,530	61,823
Amortization of deferred financing costs	2,116	2,598
Amortization of debt discounts	1,523	2,466
Amortization of deferred losses on interest rate swaps	1,404	1,404
Stock-based compensation expense	6,992	6,760
Loss on debt extinguishment	29,187	—
Gain on dispositions of real estate and other assets	(39,343)	(1,046)
Non-cash revenue	(28,801)	(5,518)
Bad debt expense and other	9	236
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,091)	(23,658)
Accounts payable, accrued expenses and other liabilities	1,351	(1,190)
Net cash provided by operating activities	191,493	133,011
Investing activities
Acquisitions of real estate	(480,180)	(218,935)
Capitalized real estate expenditures	(2,627)	(8,296)
Collections of principal on loans receivable	—	2,710
Proceeds from dispositions of real estate and other assets, net	29,209	17,681
Proceeds from dispositions pursuant to 1031 Exchanges retained in restricted accounts	58,230	—
Net cash used in investing activities	(395,368)	(206,840)
Financing activities
Borrowings under revolving credit facilities	457,700	1,123,000
Repayments under revolving credit facilities	(444,700)	(1,239,500)
Repayments under mortgages payable	(208,640)	(2,021)
Borrowings under term loans	—	400,000
Repayments under term loans	(178,000)	—
Repayments under Convertible Notes	(190,426)	—
Borrowings under Senior Unsecured Notes	794,842	—
Debt extinguishment costs	(26,686)	—
Deferred financing costs	(7,066)	(2,377)
Proceeds from issuance of common stock, net of offering costs	145,659	17,553
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(4,392)	(4,380)
Common stock dividends paid	(144,981)	(129,908)
Preferred stock dividends paid	(5,176)	(5,176)
Net cash provided by financing activities	188,134	157,191
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,741)	83,362
Cash, cash equivalents and restricted cash, beginning of period	83,298	26,023
Cash, cash equivalents and restricted cash, end of period	$67,557	$109,385

Cash paid for interest	$43,791	$40,992
Cash paid for income taxes	$493	$910

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Six Months Ended June 30,
	2021	2020
Dividends declared and unpaid	$74,440	$64,402
Accrued market-based award dividend rights	750	462
Accrued capitalized costs	1,703	457
Accrued deferred financing costs	5	106
Reclass of residual value from direct financing lease to operating lease	—	6,831
Receivable for disposal of real estate property	—	2,000

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

NOTE 1. ORGANIZATION

Organization and Operations

Spirit Realty Capital, Inc. (the "Corporation" or "Spirit" or, with its consolidated subsidiaries, the "Company") operates as a self-administered and self-managed REIT that seeks to generate sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis to tenants operating within retail, industrial, office and other property types. Single-tenant, operationally essential real estate refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated financial statements of the Company include the accounts of the Corporation and its wholly-owned subsidiaries, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of June 30, 2021 and December 31, 2020, net assets totaling $11.6 million and $343.4 million, respectively, were held, and net liabilities totaling $5.7 million and $215.9 million, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

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

Revenue Recognition

Rental Income: Cash and Straight-line Rent

The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. Options to extend, terminate or purchase are not included in the evaluation for lease classification or for recognition of rental income unless the Company is reasonably certain the tenant will exercise the option. Evaluation of lease classification also requires an estimate of the residual value of the real estate at the end of the lease term. For acquisitions, the Company uses the tangible value of the property at the date of the assessment. For lease modifications, the Company generally uses sales comparables or a direct capitalization approach to determine residual value.

The Company elected to account for lease concessions related to the COVID-19 pandemic consistent with ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether they explicitly exist in the lease). As such, rent deferrals are recorded as an increase to rent receivables and recognized as income during the deferral period. For the three and six months ended June 30, 2021, $9.1 million and $11.8 million, respectively, of deferrals were recognized in rental income, compared to $22.3 million for both the three and six months ended June 30, 2020. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification.

The Company’s leases generally provide for rent escalations throughout the term of the lease. For leases with fixed rent escalators, rental income is recognized on a straight-line basis to produce a constant periodic rent over the term of the lease. Accordingly, the difference between rental income recognized on a straight-line basis and billed rents is recorded as rent receivables, which the Company will only receive if the tenant makes all rent payments through the initial term of their lease. For leases with contingent rent escalators, rental income typically increases at a multiple of any increase in the CPI over a specified period and may adjust annually or over multiple-year periods. Because of the volatility and uncertainty regarding future changes in the CPI and the Company’s inability to determine the extent to which any specific future change in the CPI is probable, increases from contingent rent escalators are recognized when the changes in the rental rates have occurred.

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

Rental Income: Tenant Reimbursement Revenue

Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Certain leases contain additional amounts recoverable from tenants for common area maintenance and certain other expenses, which are non-lease components. The Company elected to combine all its non-lease components, which were determined to have the same pattern of transfer as the related operating lease component, into a single combined lease component. Tenant reimbursement revenue is variable and is recognized in the period in which the related expenses are incurred, with the related expenses included in property costs (including reimbursable) on the Company’s consolidated statements of operations. Tenant reimbursements are recorded on a gross basis in instances when our tenants reimburse us for property costs which we incur. Tenant receivables are reduced for amounts that are not probable of collection.

Rental Income: Intangible Amortization

Initial direct costs associated with the origination of a lease are deferred and amortized as an adjustment to rental revenue. Above-market and below-market lease intangibles are amortized as a decrease and increase, respectively, to rental revenue. Amortization of in-place lease intangibles is included in depreciation and amortization expense. All lease intangibles are amortized on a straight-line basis over the term of the lease, which includes any renewal options the Company is reasonably certain the tenant will exercise. If the Company subsequently determines it is reasonably certain that the tenant will not exercise the renewal options, the unamortized portion of any related lease intangible is accelerated over the remaining initial term of the lease. If the Company believes a lease intangible balance is no longer recoverable, the unamortized portion is immediately recognized in impairments in the Company’s consolidated statements of operations.

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

	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents	$9,403	$70,303	$97,190
Restricted cash:
1031 Exchange proceeds	58,154	—	—
Tenant improvements, repairs and leasing commissions (1)	—	12,660	11,769
Collateral deposits (2)	—	335	426
Total cash, cash equivalents and restricted cash	$67,557	$83,298	$109,385

(1) Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.

(2) Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.

Tenant Receivables

The Company reviews its tenant receivables for collectability on a regular basis, considering changes in factors such as the tenant’s payment history, the tenant’s financial condition, industry conditions in which the tenant operates and economic conditions in the geographic area in which the tenant operates. If the collectability of a receivable is not probable of collection, a direct write-off of the receivable will be made. The Company had accounts receivable balances of $27.8 million and $29.5 million at June 30, 2021 and December 31, 2020, respectively, after the impact of $2.8 million and $13.1 million of receivables, respectively, were deemed not probable of collection. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets.

For receivable balances related to the straight-line method of reporting rental revenue, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $119.9 million and $93.1 million at June 30, 2021 and December 31, 2020, respectively, after the impact of $2.5 million and $14.5 million of receivables, respectively, were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

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

Forward Equity Sale Agreements

The Corporation may enter into forward sale agreements for the sale and issuance of shares of its common stock, either through an underwritten public offering or through the 2020 ATM Program. These agreements may be physically settled in stock, settled in cash, or net share settled at the Corporation’s election. The Company evaluated the forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity. Prior to settlement, a forward sale agreement will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Corporation’s common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Corporation’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Corporation’s common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Corporation’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sales agreement, if the Corporation elects to physically settle or net share settle such forward sale agreement, delivery of the Corporation’s shares will result in dilution to the Company’s earnings per share.

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

Taxable income earned by any of the Company's taxable REIT subsidiaries, including from non-REIT activities, is subject to federal, state and local taxes. Taxable income from non-REIT activities managed through any of the Company's taxable REIT subsidiaries is subject to federal, state and local taxes, which are not material.

NOTE 3. INVESTMENTS

Owned Properties

As of June 30, 2021, the Company's gross investment in owned real estate properties totaled approximately $7.2 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 48 states with Texas, at 10.3%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio.

During the six months ended June 30, 2021, the Company had the following real estate activity (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2020	1,853	7	1,860	$6,777,673	$27,764	$6,805,437
Acquisitions/improvements (1)	43	—	43	478,606	—	478,606
Dispositions of real estate (2) (3)	(11)	(5)	(16)	(41,187)	(13,062)	(54,249)
Transfers to Held for Sale	(5)	5	—	(12,501)	12,501	—
Transfers from Held for Sale	1	(1)	—	1,683	(1,683)	—
Impairments (4)	—	—	—	(12,930)	(1,600)	(14,530)
Reset of gross balances (5)	—	—	—	(15,590)	(743)	(16,333)
Other	—	—	—	1,804	—	1,804
Gross balance, June 30, 2021	1,881	6	1,887	7,177,558	23,177	7,200,735
Accumulated depreciation and amortization				(1,073,704)	(1,394)	(1,075,098)
Net balance, June 30, 2021 (6)				$6,103,854	$21,783	$6,125,637

(1)	Includes investments of $3.4 million of non-revenue producing capitalized expenditures during the six months ended June 30, 2021.
(2)

For the six months ended June 30, 2021, the net gain on disposal of assets for properties held in use and held for sale was $37.2 million and $1.5 million, respectively. Additionally, there was a $0.6 million gain recognized on an asset substitution within a master lease.

(3)	During the six months ended June 30, 2021, the Company sold one property pursuant to a 1031 Exchange for $58.2 million. As of June 30, 2021, none of the proceeds had been used to fund acquisitions.
(4)	Impairments on owned real estate is comprised of real estate and intangible asset impairment.
(5)

Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles which have been fully amortized.

(6)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at June 30, 2021 is as follows:
Net investments	$6,249,277
Intangible lease liabilities, net	(123,640)
Net balance	$6,125,637

Operating Leases

As of June 30, 2021, December 31, 2020 and June 30, 2020, the Company held 1,880, 1,852 and 1,756 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Base cash rent(1)	$137,784	$110,166	$262,981	$226,712
Variable cash rent (including reimbursables)	4,311	2,404	7,325	5,793
Straight-line rent, net of uncollectible reserve(2)	21,428	4,392	27,101	5,486
Amortization of above- and below- market lease intangibles, net (3)	926	228	1,700	562
Total rental income	$164,449	$117,190	$299,107	$238,553
(1)

Includes net impact of amounts (recovered) / not deemed probable of collection of $(6.8) million and $(5.7) million for the three and six months ended June 30, 2021, respectively, and $4.8 million and $5.6 million for the three and six months ended June 30, 2020, respectively.

(2)

Includes net impact of amounts (recovered) / not deemed probable of collection of $(13.2) million and $(11.0) million for the three and six months ended June 30, 2021, respectively, and $2.4 million and $6.7 million for the three and six months ended June 30, 2020, respectively.

(3)

Excludes amortization of in-place leases of $9.7 million and $18.8 million for the three and six months ended June 30, 2021, respectively, and $8.7 million and $17.5 million for the three and six months ended June 30, 2020, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after July 1, 2021) at June 30, 2021 are as follows (in thousands):

June 30, 2021
Remainder of 2021	$267,702
2022	530,682
2023	515,118
2024	497,744
2025	486,039
Thereafter	3,648,755
Total future minimum rentals	$5,946,040

Because lease renewal periods are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2021	December 31, 2020
In-place leases	$495,658	$473,062
Above-market leases	84,405	83,185
Less: accumulated amortization	(196,643)	(188,258)
Intangible lease assets, net	$383,420	$367,989

Below-market leases	$184,886	$178,614
Less: accumulated amortization	(61,246)	(56,712)
Intangible lease liabilities, net	$123,640	$121,902

Direct Financing Leases

As of June 30, 2021, the Company held one property under a direct financing lease, which was held in use. As of June 30, 2021, this property had $3.3 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. The Company evaluated the collectability of the amounts receivable and recorded a net reserve for uncollectible amounts totaling $0.1 million during 2020, primarily as a result of the initial term extending until 2027. As of June 30, 2021, there remained a reserve of $0.1 million against the net investment balance of $7.5 million.

Impairments and Allowance for Credit Losses

The following table summarizes total impairments and allowance for credit losses recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Real estate asset impairment	$7,749	$2,097	$13,783	$39,618
Intangible asset impairment	51	19,175	747	21,818
Allowance for credit losses on direct financing leases	—	—	—	304
(Reversal)/allowance for credit losses on loans receivable	—	(223)	—	83
Total impairment loss	$7,800	$21,049	$14,530	$61,823

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	June 30, 2021	December 31, 2020
Debt:
Revolving credit facilities	4.06%	1.05%	1.7	$13,000	$—
Term loans	1.96%	—	—	—	178,000
Senior Unsecured Notes	3.51%	3.25%	7.9	2,750,000	1,950,000
Mortgages payable	4.40%	5.83%	9.4	5,601	214,237
Convertible Notes	5.03%	—	—	—	190,426
Total debt	3.64%	3.24%	7.9	2,768,601	2,532,663
Debt discount, net				(11,441)	(7,807)
Deferred financing costs, net (4)				(21,585)	(18,515)
Total debt, net				$2,735,575	$2,506,341
(1)

Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the six months ended June 30, 2021 and based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of June 30, 2021.
(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of June 30, 2021.
(4)	Excludes deferred financing costs for the revolving credit facilities.

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

As of June 30, 2021, outstanding loans under the 2019 Credit Facility bore interest at 1-Month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum, in each case, based on the Operating Partnership's credit rating.

The unamortized deferred financing costs were $2.0 million as of June 30, 2021, compared to $2.6 million as of December 31, 2020. As of June 30, 2021, $787.0 million of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of June 30, 2021.

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

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	June 30, 2021	December 31, 2020
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	—
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	—
Total Senior Unsecured Notes			3.25%	$2,750,000	$1,950,000

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

The Senior Unsecured Notes are redeemable in whole at any time or in part from time to time, at the Operating Partnership’s option, at a redemption price equal to the sum of 100% of the principal amount of the respective Senior Unsecured Notes to be redeemed plus accrued and unpaid interest and liquidated damages, if any, up to, but not including, the redemption date; and a make-whole premium. If any of the Senior Unsecured Notes are redeemed three months or less (or two months or less in the case of the 2027 Senior Notes and 2028 Senior Notes) prior to their respective maturity dates, the redemption price will not include a make-whole premium.

As of June 30, 2021 and December 31, 2020, the unamortized deferred financing costs were $21.6 million and $15.6 million, respectively, and the unamortized discount was $11.7 million and $7.0 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of June 30, 2021.

Mortgages Payable

In connection with the issuance of the 2028 and 2032 Senior Unsecured Notes, the Company repaid three of its fixed-rate non-recourse loans during the quarter ended March 31, 2021. As such, as of June 30, 2021, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under two fixed-rate non-recourse loans. These loans have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates for the loans were 5.80% and 6.00%, respectively. As of June 30, 2021, these non-defaulted loans were each secured by one property. There were no unamortized deferred financing costs as of June 30, 2021, compared to unamortized deferred financing costs of $1.9 million as of December 31, 2020. The unamortized net premium as of both June 30, 2021 and December 31, 2020 was $0.2 million.

Convertible Notes

In May 2014, the Company issued $345.0 million aggregate principal amount of 3.75% convertible notes for which interest was payable semi-annually in arrears on May 15 and November 15. During the year ended December 31, 2020, the Company repurchased $154.6 million of the 2021 Notes in cash. As of December 31, 2020, the unamortized discount was $1.0 million and the unamortized deferred financing costs were $0.3 million. The 2021 notes matured on May 15, 2021, at which time they were settled in cash and the remaining discount and deferred financing costs were fully amortized.

Debt Extinguishment

During the six months ended June 30, 2021, the Company extinguished the following debt:

•	$178.0 million of indebtedness outstanding under the 2020 Term Loans, resulting in a loss on debt extinguishment of $0.7 million,
•	$207.4 million aggregate principal amount of CMBS indebtedness on three loans secured by 86 properties, resulting in a loss on debt extinguishment of $28.5 million, and
•	$190.4 million of Convertible Notes upon their maturity.

During the six months ended June 30, 2020, the Company did not extinguish any debt.

Debt Maturities

As of June 30, 2021, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2021	$251	$—	$251
2022	525	—	525
2023	556	13,000	13,556
2024	590	—	590
2025	610	16	626
Thereafter	3,000	2,750,053	2,753,053
Total	$5,532	$2,763,069	$2,768,601

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revolving credit facilities (1)	$558	$804	$1,353	$2,860
Term loans	—	1,671	24	1,671
Senior Unsecured Notes	22,313	13,987	41,370	27,975
Mortgages payable	82	2,998	2,346	6,011
Convertible Notes	873	3,235	2,658	6,469
Non-cash amortization of:
Deferred financing costs	1,005	1,456	2,116	2,598
Debt discount, net	637	1,242	1,523	2,466
Net losses related to interest rate swaps	702	702	1,404	1,404
Total interest expense	$26,170	$26,095	$52,794	$51,454
(1)

Includes facility fees of approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2020.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

In November 2016, the Board of Directors approved the 2016 ATM Program and the Corporation terminated its prior program. The agreement provided for the offer and sale of shares of the Corporation’s common stock having an aggregate gross sales price of up to $500.0 million through the agents, as its sales agents or, if applicable, as forward sellers for forward purchasers, or directly to the agents acting as principals. The Company could sell shares in amounts and at times to be determined by the Company but had no obligation to sell any of the shares in the 2016 ATM program. From inception of the 2016 ATM Program through its termination in November 2020, 8.8 million shares of the Corporation’s common stock were sold. Of the total shares sold since inception, 7.0 million were sold through forward sales agreements and 0.6 million of these shares were settled during the six months ended June 30, 2021, generating net proceeds of $21.9 million.

In November 2020, the Board of Directors approved a new $500.0 million ATM Program, and the Corporation terminated its 2016 ATM program. Since inception of the 2020 ATM Program through June 30, 2021, 5.3 million shares of the Company’s common stock have been sold, all through forward sale agreements. 1.9 million of these shares were sold during the six months ended June 30, 2021. During the six months ended June 30, 2021, 3.4 million shares were issued to settle forward contracts for net proceeds of $123.6 million. 1.9 million shares remained open under forward contracts as of June 30, 2021, with a weighted average forward settlement price of $42.86 per share. The open forward contracts have final settlement dates as follows:

•	1.0 million shares have a final settlement date of March 8, 2022,
•	0.5 million shares have a final settlement date of May 7, 2022, and
•	0.4 million shares have a final settlement date of February 23, 2022.

Approximately $289.1 million remained available under the program as of June 30, 2021.

Preferred Stock

As of June 30, 2021, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis).

Dividends Declared

For the six months ended June 30, 2021, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 17, 2021	$0.625	March 31, 2021	$71,837	April 15, 2021
May 19, 2021	$0.625	June 30, 2021	$74,436	July 15, 2021
Preferred Stock
February 17, 2021	$0.375	March 15, 2021	$2,588	March 31, 2021
May 19, 2021	$0.375	June 15, 2021	$2,588	June 30, 2021

The common stock dividend declared on May 19, 2021 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of June 30, 2021.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of both June 30, 2021 and December 31, 2020.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of June 30, 2021, no accruals have been made.

As of June 30, 2021, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of June 30, 2021, the Company had commitments totaling $269.9 million, of which $246.3 million relates to future acquisitions and the remainder relates to improvements on properties the Company already owns. Acquisition commitments contain standard cancellation clauses contingent on the results of due diligence. $255.7 million of the Company’s commitments are expected to be funded during 2021, with the remainder to be funded by the end of 2023.

Lessee Contracts

The Company leases its corporate office space and certain office equipment, which are classified as operating leases. The Company's corporate office lease has an initial term through January 31, 2027 and is renewable at the Company's option for two additional periods of five years each after the initial term. The corporate office lease contains a variable cost for the lease of parking spaces and a non-lease component related to the reimbursement of certain common area maintenance expenses, both of which are recognized as incurred.

As of June 30, 2021, the Company is also a lessee under four long-term, non-cancellable ground leases under which it is obligated to pay monthly rent. For all four of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 6.6 years.

As of June 30, 2021 and December 31, 2020, the Company had a right-of-use lease asset balance of $4.1 million and $4.6 million, respectively, and operating lease liabilities of $5.7 million and $6.3 million, respectively, for these lessee contracts.

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

In December 2018, the Company entered into interest rate swap agreements. In the third quarter of 2019, the Company terminated those interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and will be amortized over the remaining initial term of the interest rate swaps, which ends March 31, 2024. As of June 30, 2021, the unamortized portion of loss in AOCL related to terminated interest rate swaps was $7.3 million.

The amount of loss reclassified from AOCL to interest expense was $0.7 million for both the three months ended June 30, 2021 and 2020. The amount of loss reclassified from AOCL to interest expense was $1.4 million for both the six months ended June 30, 2021 and 2020. During the next 12 months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt.

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

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at June 30, 2021
Impaired at March 31, 2021	$2,479	$—	$—	$2,479
Impaired at June 30, 2021	$18,888	$—	$—	$18,888

Assets held at December 31, 2020
Impaired at March 31, 2020	$36,491	$—	$—	$36,491
Impaired at June 30, 2020	$8,055	$—	$—	$8,055
Impaired at September 30, 2020	$10,027	$—	$—	$10,027
Impaired at December 31, 2020	$14,259	$—	$—	$14,259

As of June 30, 2021, the Company held 14 properties that were impaired during 2021. As of December 31, 2020, the Company held 23 properties that were impaired during 2020. For one property held at June 30, 2021 and one held at December 31, 2020, the Company estimated fair value using a capitalization rate of 14.00% and 10.06%, respectively, based on comparative capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs and, for the properties valued using comparable properties during 2020, the price per square foot includes a discount of 0-10% to account for the market impact of COVID-19. The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
June 30, 2021
PSA, LOI or BOV	Retail	9	$30.90 - $383.04	$66.30	141,939
PSA, LOI or BOV	Office	1	$67.66	$67.66	31,036
Comparable Properties	Retail	3	$29.35 - $483.09	$51.62	41,743

December 31, 2020
PSA, LOI or BOV	Retail	11	$16.67 - $338.98	$43.32	577,945
Comparable Properties	Retail	10	$4.35 - $282.08	$57.62	431,563
Comparable Properties	Office	1	$79.80 - $103.79	$89.25	28,804

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

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2019 Credit Facility	$13,000	$13,007	$—	$—
2020 Term Loans, net (1)	—	—	177,309	177,884
Senior Unsecured Notes, net (1)	2,716,752	2,894,936	1,927,348	2,122,409
Mortgages payable, net (1)	5,823	6,073	212,582	226,240
Convertible Notes, net (1)	—	—	189,102	194,124
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN

Amended Incentive Award Plan

During the six months ended June 30, 2021, portions of awards of restricted common stock and market-based share awards granted to certain of the Company’s officers, directors and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 111 thousand shares of common valued at $4.4 million, solely to pay the associated statutory tax withholdings during the six months ended June 30, 2021.

Restricted Share Awards

During the six months ended June 30, 2021, the Company granted 119 thousand restricted shares under the Amended Incentive Award Plan to certain directors and employees and recorded $4.7 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period. As of June 30, 2021, there were approximately 234 thousand unvested restricted shares outstanding.

Market-Based Awards

During the six months ended June 30, 2021, the Board of Directors, or committee thereof, approved target grants of 170 thousand market-based awards to executive officers of the Company. The performance period of these grants is generally three years. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 375%. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation were expected volatility of the Company of 42.8% and expected volatility of the Company's peers, ranging from 29.5% to 64.2%, with an average volatility of 39.3% and a risk-free interest rate of 0.19%. The fair value of the market-based award per share was $77.57 as of the grant date.

Approximately $1.7 million and $2.3 million in dividend rights have been accrued as of June 30, 2021 and December 31, 2020, respectively. For outstanding non-vested awards at June 30, 2021, 0.8 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each award described above. The Company recorded stock-based compensation expenses of $3.6 million and $7.0 million, respectively, for the three and six months ended June 30, 2021 and $3.3 million and $6.8 million, respectively, for the three and six months ended June 30, 2020. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

As of June 30, 2021, the remaining unamortized stock-based compensation expense totaled $23.0 million, comprised of $7.7 million related to restricted stock awards and $15.3 million related to market-based awards. As of December 31, 2020, the unamortized stock-based compensation expense totaled $12.3 million, comprised of $6.4 million related to restricted stock awards and $5.9 million related to market-based awards.

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

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share computed using the two-class method (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted income (loss):
Income (loss) from continuing operations	$87,924	$(413)	$86,455	$(16,260)
Less: dividends paid to preferred stockholders	(2,588)	(2,588)	(5,176)	(5,176)
Less: dividends and income attributable to unvested restricted stock	(164)	(185)	(286)	(392)
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$85,172	$(3,186)	$80,993	$(21,828)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	115,244,135	102,980,619	115,097,726	102,765,967
Less: unvested weighted average shares of restricted stock	(238,395)	(301,652)	(257,329)	(311,410)
Basic weighted average shares of common stock outstanding	115,005,740	102,678,967	114,840,397	102,454,557
Net income (loss) per share attributable to common stockholders - basic	$0.74	$(0.03)	$0.71	$(0.21)

Diluted weighted average shares of common stock outstanding: (1)
Plus: unsettled shares under open forward equity contracts	166,227	—	84,848	—
Plus: unvested market-based awards	385,588	—	287,049	—
Diluted weighted average shares of common stock outstanding	115,557,555	102,678,967	115,212,294	102,454,557
Net income (loss) per share attributable to common stockholders - diluted	$0.74	$(0.03)	$0.70	$(0.21)

Potentially dilutive shares of common stock related to:
Unvested shares of restricted stock	70,575	—	85,220	66,920
Unsettled shares under open forward equity contracts	—	—	—	607,636
Unvested shares of market-based awards	—	83,625	—	230,537

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

NOTE 11. RELATED PARTY TRANSACTIONS

On May 31, 2018, the Company completed the spin-off (the "Spin-Off") of certain assets into an independent, publicly traded REIT, Spirit MTA REIT ("SMTA"). In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement to provide various management services to SMTA. Effective September 20, 2019, the Asset Management Agreement was terminated and simultaneously replaced with the Interim Management Agreement, which was subsequently terminated on September 4, 2020. Asset management fees of $0.2 million and $0.5 million were earned during the three and six months ended June 30, 2020, respectively, and are reflected as related party fee income in the consolidated statements of operations.

From the Spin-Off through September 4, 2020, the Company had continuing involvement with SMTA through related party agreements. The Company had cash inflows from SMTA of $0.8 million and cash outflows to SMTA of $4 thousand for the six months ended June 30, 2020.

NOTE 12. SUBSEQUENT EVENTS

In July 2021, the Company acquired 20 properties, consisting of 22 golf clubs, under a master lease agreement with       ClubCorp Holdings, Inc. from a third party for approximately $230.8 million.

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

Overview

Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities including acquisition, credit research, asset management, portfolio management, real estate research, legal, finance and accounting functions. We primarily invest in single-tenant, operationally essential real estate assets throughout the United States, which are generally acquired through sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high quality tenants with business operations within retail, industrial, office and other industries. Single-tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs.

As of June 30, 2021, our diverse portfolio consisted of 1,887 owned properties across 48 states, which were leased to 306 tenants operating in over 28 industries. As of June 30, 2021, our properties were approximately 99.7% occupied.

Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. As of June 30, 2021, our assets, liabilities, and results of operations are materially the same as those of the Operating Partnership. Although the Operating Partnership is wholly-owned by us, we may, in the future, issue partnership interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any such partnership interests would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when such partnership interests are issued.

We have elected to be taxed as a REIT for federal income tax purposes and believe we have been organized and have operated in a manner that allows us to qualify as a REIT for federal income tax purposes.

Business Impact of the COVID-19 Pandemic

At the onset of the COVID-19 pandemic in 2020, many of our tenants requested rent deferrals or other forms of relief. Our discussions with tenants requesting relief substantially focused on industries that have been directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly movie theaters, casual dining restaurants, entertainment, health and fitness and hotels. Since the beginning of 2021, we have seen a reduction in the impact of the COVID-19 pandemic and we expect that trend to continue. For the three and six months ended June 30, 2021, we deferred $3.2 million and $6.8 million of rent, respectively, and had net reversals of previous reserves against deferred rent of $5.9 million and $5.0 million, respectively, resulting in $9.1 million and $11.8 million, respectively, recognized in rental income. Additionally, for the three and six months ended June 30, 2021, we abated $0.2 million and $1.1 million, respectively, of rent.

As of June 30, 2021, we had an accounts receivable balance of $22.0 million related to deferred rent. For rent deferrals, the deferral periods range generally from one to six months, with an average deferral period of three months and an average repayment period of 12 months. Of the tenants who we have granted rent deferrals, 19% are public companies and the weighted average remaining lease term of leases with deferrals is 9.8 years (based on Base Rent). Currently, we have granted maximum rent deferrals of $3.4 million and de minimus abatements for periods after June 30, 2021. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent relief, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. Even after such restrictions are lifted or reduced, the willingness of customers to visit our tenants’ businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of diseases.

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

Results of Operations

Comparison of the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020

	Three Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
(In Thousands)	2021	2020	2021	2020	Three Months	Six Months
Revenues:
Rental income	$164,449	$117,190	$299,107	$238,553	$47,259	$60,554
Interest income on loans receivable	—	390	—	809	(390)	(809)
Earned income from direct financing leases	132	131	263	308	1	(45)
Related party fee income	—	250	—	500	(250)	(500)
Other income	45	563	397	1,074	(518)	(677)
Total revenues	164,626	118,524	299,767	241,244	46,102	58,523
Expenses:
General and administrative	13,450	11,975	26,496	25,465	1,475	1,031
Property costs (including reimbursable)	6,319	7,234	11,771	13,170	(915)	(1,399)
Deal pursuit costs	257	14	499	1,033	243	(534)
Interest	26,170	26,095	52,794	51,454	75	1,340
Depreciation and amortization	60,074	53,160	117,161	105,396	6,914	11,765
Impairments	7,800	21,049	14,530	61,823	(13,249)	(47,293)
Total expenses	114,070	119,527	223,251	258,341	(5,457)	(35,090)
Other income:
Loss on debt extinguishment	(10)	—	(29,187)	—	(10)	(29,187)
Gain on disposition of assets	37,507	658	39,343	1,046	36,849	38,297
Total other income	37,497	658	10,156	1,046	36,839	9,110
Income (loss) before income tax expense	88,053	(345)	86,672	(16,051)	88,398	102,723
Income tax expense	(129)	(68)	(217)	(209)	(61)	(8)
Net income (loss)	$87,924	$(413)	$86,455	$(16,260)	$88,337	$102,715

Changes related to operating properties

Rental income; Property costs (including reimbursable); Depreciation and amortization

The components of rental income are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
(In Thousands)	2021	2020	2021	2020	Three Months	Six Months
Base Cash Rent	$137,784	$110,166	$262,981	$226,712	$27,618	$36,269
Variable cash rent (including reimbursables)	4,311	2,404	7,325	5,793	1,907	1,532
Straight-line rent, net of uncollectible reserve	21,428	4,392	27,101	5,486	17,036	21,615
Amortization of above- and below- market lease intangibles, net	926	228	1,700	562	698	1,138
Total rental income	$164,449	$117,190	$299,107	$238,553	$47,259	$60,554

The increase in Base Cash Rent, the largest component of rental income, for both comparative periods was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 160 properties during the trailing twelve months ended June 30, 2021, with a total of $78.5 million of annual in-place rent (monthly fixed rent at date of transaction multiplied by 12). During the same period, we disposed of 44 properties, 22 of which were vacant and the remaining 22 had annual in-place rents of $7.4 million. Our acquisition and disposition activity for the trailing twelve months ended June 30, 2021 is summarized below (in thousands):

In addition, we continue to see a decline in the impact of the COVID-19 pandemic on our tenants and a reduction in tenant credit issues. As such, in the second quarter of 2021, we reversed a significant amount of reserves for Base Cash Rent previously deemed not probable of collection, resulting in an increase in rental income of $11.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $11.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Rent abatements executed as relief for the COVID-19 pandemic also decreased by $2.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $1.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Variable cash rent income is comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection. As such, the change in variable cash rent is driven by the change in reimbursable property costs. For the three and six months ended June 30, 2021, property costs included $3.8 million and $6.5 million, respectively of reimbursable expenses, compared to $3.0 million and $6.6 million for the three and six months ended June 30, 2020. As such, variable cash rent and the related reimbursable property costs remained relatively flat for both comparative periods. Non-reimbursable property costs decreased $1.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $1.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a decrease in non-reimbursable property taxes driven by fewer tenant credit issues in 2021.

Non-cash rental income consists of straight-line rent, amortization of above- and below-market lease intangibles and bad debt expense. In conjunction with the reduction in tenant credit issues, in the second quarter of 2021 we reversed a significant amount of reserves for straight-line rent previously deemed not probable of collection, resulting in an increase in rental income of $15.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $17.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The remaining increase in non-cash rental income of $2.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $5.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to increases in straight-line rent as a result of net acquisitions and certain lease modifications.

Impairments

The decrease in impairments for both comparative periods was driven by a tenant bankruptcy during the three months ended June 30, 2020, which resulted in the termination of lease for four properties, with no significant tenant bankruptcies in 2021. The decrease in impairments during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was also driven by a recovery in the markets in 2021, after the downturn in 2020 at the onset of the COVID-19 pandemic.

We recorded $6.1 million of impairments on six underperforming properties for the three months ended June 30, 2021, compared to $1.6 million recorded on three properties in the comparative period. For the six months ended June 30, 2021, we recorded $11.8 million of impairments on 15 underperforming properties, compared to $41.3 million recorded on 21 properties in the comparative period. Additionally, impairment of $18.6 million and $18.8 million was recorded on lease intangible assets for the three and six months ended June 30, 2020, respectively, primarily as a result of the tenant bankruptcy discussed above.

Impairments remained relatively low on Vacant properties due to low vacancy rates for both comparative periods. $1.7 million of impairments were recorded on three vacant properties for the three months ended June 30, 2021, compared to $1.0 million of impairments recorded on three vacant properties in the comparative period. $2.7 million of impairment was recorded on five vacant properties for the six months ended June 30, 2021, compared to $1.3 million of impairments recorded on five vacant properties in the comparative period.

Finally, we recorded a reversal of $0.2 million and an allowance of $0.4 million for credit losses during the three and six months ended June 30, 2020, respectively. There were no allowances or reversals for credit losses recognized during the three and six months ended June 30, 2021.

Gain on disposition of assets

Gain on disposition of assets increased for both comparative periods. During the three months ended June 30, 2021, we disposed of four active properties, resulting in net gains of $36.2 million, and disposed of seven vacant properties, resulting in net gains of $0.7 million. During the six months ended June 30, 2021, we disposed of eight active properties, resulting in net gains of $38.1 million, and disposed of eight vacant properties, resulting in net gains of $0.6 million. Additionally, there was a $0.6 million gain recognized on an asset substitution during the three and six months ended June 30, 2021.

During the three months ended June 30, 2020, we disposed of three vacant properties, resulting in net gains totaling $0.7 million. During the six months ended June 30, 2020, we disposed of four active properties, resulting in minimal net gains, and disposed of six vacant properties, resulting in net gains of $1.4 million. These gains were partially offset by a $0.2 million loss recorded on the sale of a notes receivable and $0.2 million in other net losses during the six months ended June 30, 2020.

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

In January 2021, we repaid the 2020 Term Loan in full, resulting in a loss on debt extinguishment of $0.7 million primarily due to the write-off of unamortized deferred financing costs. In March 2021, we issued $800.0 million aggregate principal amount of the 2028 and 2032 Senior Notes. Proceeds from these issuances were used to extinguish $207.4 million of CMBS loans, resulting in a loss on debt extinguishment of $28.5 million primarily due to pre-payment penalties. The Convertible Notes matured in May 2021, at which time they were settled in cash and the remaining discount and deferred financing costs were fully amortized.

These changes in our debt structure resulted in an overall increase in our total debt outstanding, but with a reduction in our weighted average interest rate from 3.55% at June 30, 2020 to 3.24% at June 30, 2021. As such, we had only a slight increase in total interest expense for both comparative periods:

	Three Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
(In Thousands)	2021	2020	2021	2020	Three Months	Six Months
Revolving credit facilities	$558	$804	$1,353	$2,860	$(246)	$(1,507)
Term loans	—	1,671	24	1,671	(1,671)	(1,647)
Senior Unsecured Notes	22,313	13,987	41,370	27,975	8,326	13,395
Mortgages payable	82	2,998	2,346	6,011	(2,916)	(3,665)
Convertible Notes	873	3,235	2,658	6,469	(2,362)	(3,811)
Non-cash interest expense	2,344	3,400	5,043	6,468	(1,056)	(1,425)
Total interest expense	$26,170	$26,095	$52,794	$51,454	$75	$1,340

Changes related to general and administrative expenses

General and administrative expenses increased during 2021, primarily driven by an increase in compensation expenses of $1.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $1.5 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in compensation expenses was driven by an increase in accruals for merit-based compensation. The increase in general and administrative expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was partially offset by a decrease in professional expenses of $0.7 million, primarily as a result of decreased legal and audit fees.

Property Portfolio Information

1,887	99.7%	48	306	28
Owned Properties	Occupancy	States	Tenants	Retail Industries

Diversification By Tenant

The following is a summary of tenant concentration for our owned real estate properties as of June 30, 2021:

Tenant (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness, Inc.	8	926	3.2%
Cajun Global LLC	161	232	2.4%
BJ's Wholesale Club, Inc.	9	1,028	2.4%
At Home Group, Inc.	14	1,684	2.2%
The Home Depot, Inc.	8	946	2.2%
Alimentation Couche-Tard, Inc.	76	230	2.1%
GPM Investments, LLC	109	303	1.9%
Dollar Tree, Inc.	107	937	1.9%
Walgreen Co.	33	472	1.9%
CVS Caremark Corporation	33	409	1.6%
Other(2)	1,323	37,537	78.2%
Vacant	6	547	—
Total	1,887	45,251	100.0%

(1) Tenants represent legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Other tenants may operate the same or similar business concepts or brands set forth above.

(2) No Tenants within Other individually account for greater than 1.6% of ABR.

Lease Expirations

As of June 30, 2021, the weighted average remaining non-cancelable initial term of our leases (based on ABR) was 10.1 years. The following is a summary of lease expirations for our owned real estate as of June 30, 2021, assuming that tenants do not exercise any renewal options or early termination rights:

Leases Expiring In:	Number of Properties	ABR (in thousands)	Total Square Feet (in thousands)	Percent of ABR
Remainder of 2021	16	$4,474	497	0.8%
2022	39	15,872	1,502	3.0%
2023	113	27,427	2,361	5.1%
2024	47	16,936	1,514	3.2%
2025	50	18,413	1,467	3.4%
2026	122	41,185	4,080	7.7%
2027	136	42,243	3,183	7.9%
2028	109	30,640	1,953	5.7%
2029	315	41,786	2,832	7.8%
2030	77	22,255	2,290	4.2%
Thereafter	857	274,130	23,025	51.2%
Vacant	6	—	547	—
Total owned properties	1,887	$535,361	45,251	100.0%

Diversification By Geography

The following is a summary of geographic concentration for our owned real estate properties as of June 30, 2021:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	249	4,454	10.7%	Louisiana	25	459	1.3%
Florida	158	2,869	9.4%	Utah	18	333	1.1%
Georgia	139	2,702	6.4%	Massachusetts	3	585	1.0%
Ohio	87	3,139	5.5%	Alaska	9	319	1.0%
Michigan	89	2,007	4.1%	New Hampshire	17	645	1.0%
Tennessee	108	2,081	4.0%	Wisconsin	13	700	0.9%
New York	35	2,034	3.6%	Connecticut	6	860	0.9%
California	24	1,342	3.6%	Idaho	16	273	0.9%
Illinois	51	1,292	3.5%	New Jersey	12	431	0.9%
Missouri	64	1,563	3.1%	Kansas	17	341	0.7%
Arizona	46	931	3.1%	Maine	27	85	0.5%
South Carolina	57	1,048	3.0%	Washington	7	125	0.4%
Maryland	11	1,401	2.9%	West Virginia	12	191	0.4%
North Carolina	69	1,774	2.8%	Delaware	2	128	0.4%
Alabama	95	787	2.5%	Nebraska	8	218	0.4%
Virginia	44	1,335	2.4%	Montana	3	152	0.4%
Minnesota	24	902	2.1%	North Dakota	3	105	0.3%
Oklahoma	54	1,030	2.0%	Rhode Island	3	95	0.2%
Indiana	40	1,751	2.0%	Oregon	3	105	0.2%
Colorado	27	991	2.0%	Iowa	10	140	0.2%
Mississippi	53	753	1.8%	South Dakota	2	30	0.2%
New Mexico	29	622	1.7%	Wyoming	1	35	0.1%
Kentucky	44	622	1.6%	U.S. Virgin Islands	1	38	0.1%
Pennsylvania	29	789	1.4%	Vermont	1	2	*
Arkansas	42	637	1.3%

* Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following is a summary of asset type concentration and, for retail assets, the tenant industry of our owned properties as of June 30, 2021:

Asset Type	Tenant Industry	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,669	26,800	75.1%
	Health and Fitness	45	2,570	7.7%
	Convenience Stores	328	1,045	7.3%
	Restaurants - Quick Service	355	775	6.0%
	Restaurants - Casual Dining	131	908	5.4%
	Dealerships	30	993	4.5%
	Movie Theaters	37	1,953	4.2%
	Drug Stores / Pharmacies	76	976	4.0%
	Entertainment	25	1,070	3.3%
	Dollar Stores	181	1,659	3.1%
	Car Washes	65	308	3.0%
	Warehouse Club and Supercenters	15	1,659	2.9%
	Home Improvement	15	1,692	2.9%
	Grocery	36	1,654	2.9%
	Home Décor	17	2,235	2.7%
	Specialty Retail	53	1,198	2.3%
	Automotive Service	74	601	2.3%
	Sporting Goods	18	1,049	2.2%
	Department Stores	16	1,423	1.9%
	Home Furnishings	18	783	1.6%
	Early Education	35	384	1.4%
	Automotive Parts	55	388	1.0%
	Office Supplies	16	351	0.7%
	Other	9	294	0.7%
	Medical Office	5	65	0.5%
	Pet Supplies and Service	4	133	0.4%
	Apparel	4	87	0.2%
	Vacant	6	547	—
Industrial		177	16,272	17.9%
Office and Other		41	2,179	7.0%
Total		1,887	45,251	100.0%

Liquidity and Capital Resources

ATM PROGRAM

In November 2020, the Board of Directors approved a new $500.0 million ATM Program, and we terminated the 2016 ATM Program. Sales of shares of our common stock under the 2020 ATM Program may be made in sales deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

The 2020 ATM Program contemplates that, in addition to the issuance and sale by us of shares of our common stock to or through the agents, we may enter into separate forward sale agreements with one of the agents or one of their respective affiliates (in such capacity, each, a “forward purchaser”). When we enter into a forward sale agreement, we expect that the forward purchaser will attempt to borrow from third parties and sell, through a forward seller, shares of our common stock to hedge the forward purchaser's exposure under the forward sale agreement. We will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller.

We currently expect to fully physically settle any forward sale agreement with the respective forward purchaser on one or more dates specified by us on or prior to the maturity date of such forward sale agreement, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward sale agreement multiplied by the relevant forward price per share. However, subject to certain exceptions, we may also elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which case we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser.

As of June 30, 2021, 5.3 million shares of our common stock have been sold under the 2020 ATM Program, of which 1.9 million shares were sold during the six months ended June 30, 2021. All of these sales were through forward sales agreements. The forward sale price that we will receive upon physical settlement of the agreements is subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of June 30, 2021, there were 1.9 million shares remaining under open forward sales agreements. Assuming the full physical settlement of those open forward sales agreements, we have $289.1 million remaining available under the 2020 ATM Program as of June 30, 2021.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our 2020 ATM program. As of June 30, 2021, available liquidity was comprised of $9.4 million in cash and cash equivalents, $787.0 million of borrowing capacity under the 2019 Credit Facility and $58.2 million in restricted cash and restricted cash equivalents. Also, as of June 30, 2021, we had $79.6 million of expected proceeds available assuming the full physical settlement of our open forward equity contracts and remaining capacity of $289.1 million under our 2020 ATM Program.

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

2019 Credit Facility

As of June 30, 2021, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of June 30, 2021, there were no subsidiaries that met this requirement.

As of June 30, 2021, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 0.90%, with $13.0 million in borrowings outstanding, and a ratings-based facility fee in the amount of 0.20% per annum. As of June 30, 2021, there were no letters of credit outstanding.

Senior Unsecured Notes

As of June 30, 2021, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	June 30, 2021
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

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

Mortgages payable

In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants. As of June 30, 2021, we had two fixed-rate CMBS loans with $5.6 million of aggregate outstanding principal. One of the CMBS loans, with principal outstanding of $4.9 million, matures in August 2031 and has a stated interest rate of 5.80%. The other CMBS loan, with principal outstanding of $0.7 million, matures in December 2025 and has a stated interest rate of 6.00%. Both CMBS loans are partially amortizing and require a balloon payment at maturity.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of June 30, 2021 (in thousands):

	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
2019 Credit Facility	$13,000	$—	$—	$13,000	$—	$—	$—
Senior Unsecured Notes	2,750,000	—	—	—	—	—	2,750,000
Mortgages payable	5,601	251	525	556	590	626	3,053
	$2,768,601	$251	$525	$13,556	$590	$626	$2,753,053

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2021, we repaid the 2020 Term Loan in full. Additionally, we issued the 2028 and 2032 Senior Unsecured Notes and used the proceeds to extinguish three of our CMBS loans. During the three months ended June 30, 2021, the Convertible Notes matured and were fully settled in cash. There were no other material changes outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

Cash Flows

The following table presents a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$191,493	$133,011	$58,482
Net cash used in investing activities	(395,368)	(206,840)	(188,528)
Net cash provided by financing activities	188,134	157,191	30,943
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,741)	$83,362	$(99,103)

As of June 30, 2021, we had $67.6 million of cash, cash equivalents and restricted cash as compared to $83.3 million as of December 31, 2020 and $109.4 million as of June 30, 2020.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The increase in net cash provided by operating activities was driven by the net increase in cash rental revenue of $58.9 million, driven by net acquisitions over the trailing twelve month period, a decrease of $1.4 million in rent abated year-over-year, and a decrease of $9.8 million in deferred rent year-over-year as a result of improvements in tenant credit issues since the onset of the COVID-19 pandemic.

The increase in net cash provided by operating activities was partially offset by the following:

•	an increase in cash interest paid of $2.8 million driven by the issuance of the 2027 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, and 2031 Senior Notes, all of which pay interest semi-annually,
•	a decrease of interest income of $0.8 million as a result of the collection of principal on all loans receivable during 2020, and
•	a decrease in related party fee income of $0.5 million driven by the termination of the Interim Management Agreement effective September 4, 2020.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the six months ended June 30, 2021 included $480.2 million for the acquisition of 43 properties and $2.6 million of capitalized real estate expenditures. These outflows were partially offset by $87.4 million in net proceeds from the disposition of 16 properties (of which one property was disposed of through a $58.2 million 1031 Exchange), and $2.0 million that was collected from a disposal that occurred in 2020.

During the same period in 2020, net cash used in investing activities included $218.9 million for the acquisition of 29 properties and $8.3 million of capitalized real estate expenditures. These outflows were partially offset by $17.7 million in net proceeds from the disposition of 10 properties and the sale of one loan receivable. Additionally, the outflows were further offset by the collection of $2.7 million of principal on loans receivable.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the six months ended June 30, 2021 was primarily attributable to borrowings of $794.8 million under Senior Unsecured Notes, net proceeds from the issuance of common stock of $145.7 million and net borrowings of $13.0 million under our revolving credit facilities. These amounts were partially offset by repayments of $208.6 million on mortgages payable, repayments of $190.4 million on convertible notes, repayments of $178.0 million on term loans, payment of dividends to equity owners of $150.2 million, debt extinguishment costs of $26.7 million, deferred financing costs of $7.1 million and common stock repurchases for employee tax withholdings totaling $4.4 million.

During the same period in 2020, net cash provided by financing activities was primarily attributable to borrowings of $400.0 million under term loans and net proceeds from the issuance of common stock of $17.6 million. These amounts were partially offset by net repayments of $116.5 million on our revolving credit facilities, payment of dividends to equity owners of $135.1 million, deferred financing costs of $2.4 million, repayment of $2.0 million on mortgages payable and common stock repurchases for employee tax withholdings totaling $4.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any material off-balance sheet arrangements.

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

Adjusted Debt: Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium and deferred financing costs and reduced by cash and cash equivalents and restricted cash. The result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition.

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

Adjusted Debt to Annualized Adjusted EBITDAre: Adjusted Debt to Annualized Adjusted EBITDAre is a supplemental non-GAAP financial measure used to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs.

FFO and AFFO

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$85,336	$(3,001)	$81,279	$(21,436)
Portfolio depreciation and amortization	59,933	53,014	116,875	105,105
Portfolio impairments	7,800	21,049	14,530	61,823
Gain on disposition of assets	(37,507)	(658)	(39,343)	(1,046)
FFO attributable to common stockholders	$115,562	$70,404	$173,341	$144,446
Loss on debt extinguishment	10	—	29,187	—
Deal pursuit costs	257	14	499	1,033
Non-cash interest expense	2,344	3,400	5,043	6,468
Straight-line rent, net of uncollectible reserve	(21,428)	(4,392)	(27,101)	(5,486)
Other amortization and non-cash charges	(761)	133	(1,535)	170
Non-cash compensation expense	3,614	3,308	6,992	6,759
Costs related to COVID-19 (1)	274	738	706	738
AFFO attributable to common stockholders (2)	$99,872	$73,605	$187,132	$154,128

Net income (loss) per share of common stock - Diluted	$0.74	$(0.03)	$0.70	$(0.21)
FFO per share of common stock - Diluted (3)	$1.00	$0.68	$1.50	$1.39
AFFO per share of common stock - Diluted (3)	$0.86	$0.71	$1.62	$1.49

Weighted average shares of common stock outstanding - Diluted	115,557,555	102,678,967	115,212,294	102,454,557
Weighted average shares of common stock outstanding for non-GAAP measures - Diluted (3)	115,557,555	102,762,592	115,212,294	103,292,730
(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

AFFO includes $9.1 million and $11.8 million for the three and six months ended June 30, 2021, respectively, and $22.3 million for both the three and six months ended June 30, 2020 of deferred rental income recognized in conjunction with the FASB’s relief for deferral agreements extended as a result of the COVID-19 pandemic.

(3)

Weighted average shares of common stock for non-GAAP measures includes unvested market-based awards, which are dilutive for the non-GAAP calculations. Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FFO	$0.2 million	$0.2 million	$0.3 million	$0.4 million
AFFO	$0.2 million	$0.2 million	$0.4 million	$0.5 million

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	June 30,
(Dollars in thousands)	2021	2020
2019 Credit Facility	$13,000	$—
2020 Term Loans	—	397,824
Senior Unsecured Notes, net	2,716,752	1,484,884
Mortgages payable, net	5,823	214,338
Convertible Notes, net	—	339,462
Total debt, net	2,735,575	2,436,508
Unamortized debt discount, net	11,441	6,804
Unamortized deferred financing costs	21,585	18,004
Cash and cash equivalents	(9,403)	(97,190)
Restricted cash	(58,154)	(12,195)
Adjusted Debt	$2,701,044	$2,351,931

	Three Months Ended June 30,
(Dollars in thousands)	2021		2020
Net income (loss)	$87,924		$(413)
Interest	26,170		26,095
Depreciation and amortization	60,074		53,160
Income tax expense	129		68
Gain on disposition of assets	(37,507)		(658)
Portfolio impairments	7,800		21,049
EBITDAre	$144,590		$99,301
Adjustments to revenue producing acquisitions and dispositions	1,564		85
Deal pursuit costs	257		14
Loss on debt extinguishment	10		—
Costs related to COVID-19 (1)	274		738
Non-cash compensation expense (2)	3,614		—
Adjusted EBITDAre	$150,309		$100,138
Adjustments related to straight-line rent (3)	(9,981)		1,112
Other adjustments for Annualized EBITDAre (4)	(5,272)		1,493
Annualized Adjusted EBITDAre	$540,224		$410,972
Adjusted Debt / Annualized Adjusted EBITDAre (5)	5.0	x	5.7	x
(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)	Non-cash compensation expense was not included as an adjustment to EBITDAre during the three months ended June 30, 2020.
(3)

Adjustment for the three months ended June 30, 2021 relates to net recoveries related to prior period straight-line rent deemed not probable of collection. For the same period in 2020, adjustment relates to net straight-line rent receivable balances recognized in prior periods deemed not probable of collection in the current period.

(4)

Adjustments for the three months ended June 30, 2021 for amounts where annualization would not be appropriate are comprised of net recoveries related to prior period rent deemed not probable of collection and property costs. For the same period in 2020, adjustments are comprised of certain other property costs and general and administrative expenses where annualization would not be appropriate.

(5) Adjusted Debt / Annualized Adjusted EBITDAre would be 4.9x if the 1.9 million shares under open forward sales agreements had been settled as of June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including interest rate risk. Interest rates and other factors, such as occupancy, rental rates and our tenants’ financial condition, influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we generally enter into leases that provide for payments of rent with scheduled increases and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales, to help mitigate the effect of inflation. Because the properties in our portfolio are generally leased to tenants under triple-net leases, our exposure to rising property operating costs due to inflation is mitigated.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and global economic and political conditions, which are beyond our control. Our operating results depend heavily on the difference between the revenue from our assets and the interest expense incurred on our borrowings. We may incur additional variable-rate debt in the future, including amounts that we may borrow under our 2019 Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of real estate due to a reduction in desirable alternative income-producing investments, which may lead to a decrease in the yields on real estate we have targeted for acquisition. In such circumstances, if we are not able to offset the decrease in yields by obtaining lower interest costs on our borrowings, our results of operations will be adversely affected. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire real estate with rental rates high enough to offset the increase in interest rates on our borrowings. In the event interest rates rise significantly or there is an economic downturn, defaults may increase and result in credit losses, which may adversely affect our liquidity and operating results.

As of June 30, 2021, our assets were primarily long-term, fixed-rate leases, the vast majority of which have scheduled rent increases during the term of the lease. As of June 30, 2021, $2.8 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes and mortgages payable, with a weighted average stated interest rate of 3.25%, excluding amortization of deferred financing costs and debt discounts/premiums. The remaining $13.0 million of our indebtedness was variable-rate borrowings outstanding under our 2019 Credit Facility, with a stated interest rate of 1.05%. If 1-Month LIBOR as of June 30, 2021 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $13.0 million outstanding under the 2019 Credit Facility would impact our future earnings and cash flows by $0.1 million.

The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of June 30, 2021 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$13,000	$13,007
Senior Unsecured Notes, net (1)	2,716,752	2,894,936
Mortgages payable, net (1)	5,823	6,073
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2021 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 3, 2021