Form 10-Q
period 2021-09-30
SPIRIT REALTY CAPITAL, INC.
filed 2021-11-02
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No   ☒

As of October 29, 2021, there were 123,315,536 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

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
Annualized Base Rent (ABR)

Represents Base Rent plus earned income from direct financing leases and deferred revenue from development deals for the final month of the reporting period. It is adjusted to reflect acquisitions and dispositions for that month as if such acquisitions and dispositions had occurred as of the beginning of the month. The total is then multiplied by 12. ABR is used when calculating certain metrics to evaluate portfolio credit and diversification and to manage risk.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Investments:
Real estate investments:
Land and improvements	$2,371,745	$2,090,592
Buildings and improvements	4,643,690	4,302,004
Total real estate investments	7,015,435	6,392,596
Less: accumulated depreciation	(982,382)	(850,320)
	6,033,053	5,542,276
Intangible lease assets, net	425,442	367,989
Real estate assets under direct financing leases, net	7,443	7,444
Real estate assets held for sale, net	12,970	25,821
Net investments	6,478,908	5,943,530
Cash and cash equivalents	15,564	70,303
Deferred costs and other assets, net	175,161	157,353
Goodwill	225,600	225,600
Total assets	$6,895,233	$6,396,786

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$49,300	$—
Term loans, net	—	177,309
Senior Unsecured Notes, net	2,717,693	1,927,348
Mortgages payable, net	5,687	212,582
Convertible Notes, net	—	189,102
Total debt, net	2,772,680	2,506,341
Intangible lease liabilities, net	129,300	121,902
Accounts payable, accrued expenses and other liabilities	154,623	167,423
Total liabilities	3,056,603	2,795,666
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both September 30, 2021 and December 31, 2020	166,177	166,177
Common stock, $0.05 par value, 175,000,000 shares authorized: 123,315,721 and 114,812,615 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	6,166	5,741
Capital in excess of common stock par value	6,472,964	6,126,503
Accumulated deficit	(2,800,129)	(2,688,647)
Accumulated other comprehensive loss	(6,548)	(8,654)
Total stockholders’ equity	3,838,630	3,601,120
Total liabilities and stockholders’ equity	$6,895,233	$6,396,786

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$151,376	$112,916	$450,483	$351,469
Interest income on loans receivable	—	189	—	998
Earned income from direct financing leases	131	131	394	439
Related party fee income	—	178	—	678
Other income	1,061	327	1,458	1,401
Total revenues	152,568	113,741	452,335	354,985
Expenses:
General and administrative	13,103	10,931	39,599	36,396
Property costs (including reimbursable)	5,862	5,049	17,633	18,219
Deal pursuit costs	361	597	860	1,630
Interest	25,078	26,404	77,872	77,858
Depreciation and amortization	63,061	52,170	180,222	157,566
Impairments	4,435	8,106	18,965	69,929
Total expenses	111,900	103,257	335,151	361,598
Other income:
Gain (loss) on debt extinguishment	1	(7,252)	(29,186)	(7,252)
Gain on disposition of assets	453	10,763	39,796	11,809
Total other income	454	3,511	10,610	4,557
Income (loss) before income tax expense	41,122	13,995	127,794	(2,056)
Income tax expense	(244)	(197)	(461)	(406)
Net income (loss)	40,878	13,798	127,333	(2,462)
Dividends paid to preferred shareholders	(2,587)	(2,587)	(7,763)	(7,763)
Net income (loss) attributable to common stockholders	$38,291	$11,211	$119,570	$(10,225)

Net income (loss) per share attributable to common stockholders:
Basic	$0.32	$0.11	$1.02	$(0.11)
Diluted	$0.32	$0.11	$1.02	$(0.11)

Weighted average shares of common stock outstanding:
Basic	119,775,871	102,750,120	116,503,634	102,553,798
Diluted	120,302,158	102,938,860	116,870,429	102,553,798

Dividends declared per common share issued	$0.6380	$0.6250	$1.8880	$1.8750

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$38,291	$11,211	$119,570	$(10,225)
Other comprehensive income:
Net reclassification of amounts from AOCL	702	702	2,106	2,106
Total comprehensive income (loss)	$38,993	$11,913	$121,676	$(8,119)

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Nine Months Ended September 30, 2021	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2020	6,900,000	$166,177	114,812,615	$5,741	$6,126,503	$(2,688,647)	$(8,654)	$3,601,120
Net loss	—	—	—	—	—	(1,469)	—	(1,469)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders		—		—	—	(4,057)	—	(4,057)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(71,837)	—	(71,837)
Tax withholdings related to net stock settlements	—	—	(98,413)	(6)	—	(3,837)	—	(3,843)
Stock-based compensation, net	—	—	233,784	12	3,366	(407)	—	2,971
Balances, March 31, 2021	6,900,000	$166,177	114,947,986	$5,747	$6,129,869	$(2,768,785)	$(7,952)	$3,525,056
Net income	—	—	—	—	—	87,924	—	87,924
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	85,336	—	85,336
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(74,436)	—	(74,436)
Tax withholdings related to net stock settlements	—	—	(12,597)	(1)	—	(548)	—	(549)
Issuance of shares of common stock, net	—	—	4,116,932	206	145,255	—	—	145,461
Stock-based compensation, net	—	—	51,591	3	3,611	(360)	—	3,254
Balances, June 30, 2021	6,900,000	$166,177	119,103,912	$5,955	$6,278,735	$(2,758,793)	$(7,250)	$3,684,824
Net income	—	—	—	—	—	40,878	—	40,878
Dividends declared on preferred stock	—	—	—	—	—	(2,587)	—	(2,587)
Net income available to common stockholders		—		—	—	38,291	—	38,291
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(78,674)	—	(78,674)
Issuance of shares of common stock, net	—	—	4,212,644	211	190,725	—	—	190,936
Stock-based compensation, net	—	—	(835)	—	3,504	(953)	—	2,551
Balances, September 30, 2021	6,900,000	$166,177	123,315,721	$6,166	$6,472,964	$(2,800,129)	$(6,548)	$3,838,630

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

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$127,333	$(2,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	180,222	157,566
Impairments	18,965	69,929
Amortization of deferred financing costs	3,026	4,048
Amortization of debt discounts	1,830	3,504
Amortization of deferred losses on interest rate swaps	2,106	2,106
Stock-based compensation expense	10,496	9,726
Loss on debt extinguishment	29,186	7,252
Gain on dispositions of real estate and other assets	(39,796)	(11,809)
Non-cash revenue	(38,190)	(6,800)
Bad debt expense and other	12	210
Changes in operating assets and liabilities:
Deferred costs and other assets, net	3,508	(19,414)
Accounts payable, accrued expenses and other liabilities	(23,315)	(7,332)
Net cash provided by operating activities	275,383	206,524
Investing activities
Acquisitions of real estate	(710,809)	(433,354)
Acquisitions pursuant to use of proceeds from 1031 Exchanges retained in restricted accounts	(58,230)	—
Capitalized real estate expenditures	(6,748)	(9,917)
Collections of principal on loans receivable	—	31,771
Proceeds from dispositions of real estate and other assets, net	36,219	58,734
Proceeds from dispositions pursuant to 1031 Exchanges retained in restricted accounts	58,230	—
Net cash used in investing activities	(681,338)	(352,766)
Financing activities
Borrowings under revolving credit facilities	764,200	1,123,000
Repayments under revolving credit facilities	(714,900)	(1,239,500)
Repayments under mortgages payable	(208,765)	(3,039)
Borrowings under term loans	—	400,000
Repayments under term loans	(178,000)	(222,000)
Repayments under Convertible Notes	(190,426)	(154,574)
Borrowings under Senior Unsecured Notes	794,842	445,509
Debt extinguishment costs	(26,685)	(4,057)
Deferred financing costs	(7,071)	(6,509)
Proceeds from issuance of common stock, net of offering costs	336,602	117,331
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(4,392)	(4,380)
Common stock dividends paid	(219,421)	(194,310)
Preferred stock dividends paid	(7,763)	(7,763)
Net cash provided by financing activities	338,221	249,708
Net (decrease) increase in cash, cash equivalents and restricted cash	(67,734)	103,466
Cash, cash equivalents and restricted cash, beginning of period	83,298	26,023
Cash, cash equivalents and restricted cash, end of period	$15,564	$129,489

Cash paid for interest	$89,098	$75,208
Cash paid for income taxes	$581	$967

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Nine Months Ended September 30,
	2021	2020
Dividends declared and unpaid	$78,675	$66,178
Accrued market-based award dividend rights	1,674	715
Accrued capitalized costs	6,739	1,383
Accrued deferred financing costs	—	138
Reclass of residual value from direct financing lease to operating lease	—	6,831
Receivable for disposal of real estate property	—	2,000

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

NOTE 1. ORGANIZATION

Organization and Operations

Spirit Realty Capital, Inc. (the "Corporation" or "Spirit" or, with its consolidated subsidiaries, the "Company") operates as a self-administered and self-managed REIT that seeks to generate sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is leased on a long-term, triple-net basis to tenants operating within retail, industrial and other property types. Single-tenant, operationally essential real estate refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.

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

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of September 30, 2021 and December 31, 2020, net assets totaling $11.5 million and $343.4 million, respectively, were held, and net liabilities totaling $5.6 million and $215.9 million, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

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

The Company elected to account for lease concessions related to the COVID-19 pandemic consistent with ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether they explicitly exist in the lease). As such, rent deferrals are recorded as an increase to rent receivables and recognized as income during the deferral period. For the three and nine months ended September 30, 2021, $1.0 million and $12.8 million, respectively, of deferrals were recognized in rental income, compared to $1.8 million and $24.1 million for the three and nine months ended September 30, 2020. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification.

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

	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents	$15,564	$70,303	$116,814
Restricted cash:
Tenant improvements, repairs and leasing commissions (1)	—	12,660	12,215
Collateral deposits (2)	—	335	460
Total cash, cash equivalents and restricted cash	$15,564	$83,298	$129,489

(1) Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.

(2) Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.

Tenant Receivables

The Company reviews its tenant receivables for collectability on a regular basis, considering changes in factors such as the tenant’s payment history, the tenant’s financial condition, industry conditions in which the tenant operates and economic conditions in the geographic area in which the tenant operates. If the collectability of a receivable is not probable of collection, a direct write-off of the receivable will be made. The Company had accounts receivable balances of $23.3 million and $29.5 million at September 30, 2021 and December 31, 2020, respectively, after the impact of $3.5 million and $13.1 million of receivables, respectively, were deemed not probable of collection. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets.

For receivable balances related to the straight-line method of reporting rental revenue, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $128.8 million and $93.1 million at September 30, 2021 and December 31, 2020, respectively, after the impact of $2.6 million and $14.5 million of receivables, respectively, were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

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

NOTE 3. INVESTMENTS

Owned Properties

As of September 30, 2021, the Company's gross investment in owned real estate properties totaled approximately $7.5 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 48 states with Texas, at 11.0%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio.

During the nine months ended September 30, 2021, the Company had the following real estate activity (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2020	1,853	7	1,860	$6,777,673	$27,764	$6,805,437
Acquisitions/improvements (1)	74	—	74	775,783	—	775,783
Dispositions of real estate (2) (3)	(12)	(7)	(19)	(41,842)	(19,490)	(61,332)
Transfers to Held for Sale	(9)	9	—	(18,403)	18,403	—
Transfers from Held for Sale	2	(2)	—	9,500	(9,500)	—
Impairments (4)	—	—	—	(17,229)	(1,736)	(18,965)
Reset of gross balances (5)	—	—	—	(25,214)	(2,020)	(27,234)
Other	—	—	—	1,709	—	1,709
Gross balance, September 30, 2021	1,908	7	1,915	7,461,977	13,421	7,475,398
Accumulated depreciation and amortization				(1,125,339)	(451)	(1,125,790)
Net balance, September 30, 2021 (6)				$6,336,638	$12,970	$6,349,608

(1)

Includes investments of $2.4 million in revenue producing capitalized expenditures, as well as $6.4 million of non-revenue producing capitalized expenditures during the nine months ended September 30, 2021.

(2)

For the nine months ended September 30, 2021, the net gain on disposal of assets for properties held in use and held for sale was $37.3 million and $1.6 million, respectively. Additionally, there was a $0.6 million gain recognized on an asset substitution within a master lease and $0.3 million in other gains.

(3)

During the nine months ended September 30, 2021, the Company sold one property pursuant to a 1031 Exchange for $58.2 million. As of September 30, 2021, all the proceeds had been used to fund acquisitions.

(4)	Impairments on owned real estate is comprised of real estate and intangible asset impairment.
(5)

Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles which have been fully amortized.

(6)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at September 30, 2021 is as follows:
Net investments	$6,478,908
Intangible lease liabilities, net	(129,300)
Net balance	$6,349,608

Operating Leases

As of September 30, 2021, December 31, 2020 and September 30, 2020, the Company held 1,909, 1,852 and 1,765 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Base cash rent (1)	$137,234	$108,398	$400,215	$335,110
Variable cash rent (including reimbursables)	4,753	3,051	12,078	8,843
Straight-line rent, net of uncollectible reserve (2)	8,840	899	35,941	6,385
Amortization of above- and below- market lease intangibles, net (3)	549	568	2,249	1,131
Total rental income	$151,376	$112,916	$450,483	$351,469
(1)

Includes net impact of amounts not deemed probable of collection (recovered) of $0.1 million and $(5.6) million for the three and nine months ended September 30, 2021, respectively, and $6.5 million and $12.1 million for the three and nine months ended September 30, 2020, respectively.

(2)

Includes net impact of amounts not deemed probable of collection (recovered) of $0.1 million and $(11.0) million for the three and nine months ended September 30, 2021, respectively, and $4.3 million and $11.0 million for the three and nine months ended September 30, 2020, respectively.

(3)

Excludes amortization of in-place leases of $9.8 million and $28.6 million for the three and nine months ended September 30, 2021, respectively, and $8.4 million and $25.9 million for the three and nine months ended September 30, 2020, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after October 1, 2021) at September 30, 2021 are as follows (in thousands):

September 30, 2021
Remainder of 2021	$139,611
2022	556,827
2023	541,946
2024	526,111
2025	514,826
Thereafter	4,055,247
Total future minimum rentals	$6,334,568

Because lease renewal periods are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	September 30, 2021	December 31, 2020
In-place leases	$529,531	$473,062
Above-market leases	101,514	83,185
Less: accumulated amortization	(205,603)	(188,258)
Intangible lease assets, net	$425,442	$367,989

Below-market leases	$191,944	$178,614
Less: accumulated amortization	(62,644)	(56,712)
Intangible lease liabilities, net	$129,300	$121,902

Direct Financing Leases

As of September 30, 2021, the Company held one property under a direct financing lease, which was held in use. As of September 30, 2021, this property had $3.2 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. The Company evaluated the collectability of the amounts receivable and recorded a net reserve for uncollectible amounts totaling $0.1 million during 2020, primarily as a result of the initial term extending until 2027. As of September 30, 2021, there remained a reserve of $0.1 million against the net investment balance of $7.5 million.

Impairments and Allowance for Credit Losses

The following table summarizes total impairments and allowance for credit losses recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Real estate asset impairment	$4,092	$8,054	$17,875	$47,672
Intangible asset impairment	343	287	1,090	22,105
(Reversal)/allowance for credit losses on direct financing leases	—	(152)	—	152
Reversal for credit losses on loans receivable	—	(83)	—	—
Total impairment loss	$4,435	$8,106	$18,965	$69,929

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	September 30, 2021	December 31, 2020
Debt:
Revolving credit facilities	3.67%	1.03%	1.5	$49,300	$—
Term loans	1.96%	—	—	—	178,000
Senior Unsecured Notes	3.48%	3.25%	7.7	2,750,000	1,950,000
Mortgages payable	4.41%	5.83%	9.1	5,476	214,237
Convertible Notes	5.03%	—	—	—	190,426
Total debt	3.57%	3.21%	7.6	2,804,776	2,532,663
Debt discount, net				(11,134)	(7,807)
Deferred financing costs, net (4)				(20,962)	(18,515)
Total debt, net				$2,772,680	$2,506,341
(1)

Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the nine months ended September 30, 2021 based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of September 30, 2021.
(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of September 30, 2021.
(4)	Excludes deferred financing costs for the revolving credit facilities.

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

As of September 30, 2021, outstanding loans under the 2019 Credit Facility bore interest at 1-Month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum, in each case, based on the Operating Partnership's credit rating.

The unamortized deferred financing costs were $1.7 million as of September 30, 2021, compared to $2.6 million as of December 31, 2020. As of September 30, 2021, $750.7 million of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of September 30, 2021.

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

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	September 30, 2021	December 31, 2020
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	—
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	—
Total Senior Unsecured Notes			3.25%	$2,750,000	$1,950,000

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

As of September 30, 2021 and December 31, 2020, the unamortized deferred financing costs were $21.0 million and $15.6 million, respectively, and the unamortized discount was $11.3 million and $7.0 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of September 30, 2021.

Mortgages Payable

In connection with the issuance of the 2028 and 2032 Senior Unsecured Notes, the Company repaid three of its fixed-rate non-recourse loans during the quarter ended March 31, 2021. As such, as of September 30, 2021, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under two fixed-rate non-recourse loans. These loans have been securitized into CMBS and are secured by the borrowers' respective leased properties and related assets. The stated interest rates for the loans were 5.80% and 6.00%, respectively. As of September 30, 2021, these non-defaulted loans were each secured by one property. There were no unamortized deferred financing costs as of September 30, 2021, compared to unamortized deferred financing costs of $1.9 million as of December 31, 2020. The unamortized net premium as of both September 30, 2021 and December 31, 2020 was $0.2 million.

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

During the nine months ended September 30, 2021, the Company extinguished the following debt:

•	$178.0 million of indebtedness outstanding under the 2020 Term Loans, resulting in a loss on debt extinguishment of $0.7 million,
•	$207.4 million aggregate principal amount of CMBS indebtedness on three loans secured by 86 properties, resulting in a loss on debt extinguishment of $28.5 million, and
•	$190.4 million of Convertible Notes upon their maturity.

During the nine months ended September 30, 2020, the Company extinguished a total $222.0 million of indebtedness outstanding under the 2020 Term Loans, resulting in a loss on debt extinguishment of $1.1 million. Additionally, the Company extinguished a total of $154.6 million aggregate principal amount of the 2021 Convertible Notes, resulting in a loss on debt extinguishment of $6.2 million.

Debt Maturities

As of September 30, 2021, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2021	$126	$—	$126
2022	525	—	525
2023	556	49,300	49,856
2024	590	—	590
2025	610	16	626
Thereafter	3,000	2,750,053	2,753,053
Total	$5,407	$2,799,369	$2,804,776

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revolving credit facilities (1)	$765	$409	$2,118	$3,269
Term loans	—	1,128	24	2,799
Senior Unsecured Notes	22,313	16,188	63,683	44,163
Mortgages payable	81	3,016	2,427	9,027
Convertible Notes	—	2,473	2,658	8,942
Non-cash amortization of:
Deferred financing costs	910	1,450	3,026	4,048
Debt discount, net	307	1,038	1,830	3,504
Net losses related to interest rate swaps	702	702	2,106	2,106
Total interest expense	$25,078	$26,404	$77,872	$77,858
(1)

Includes facility fees of approximately $0.4 million and $1.3 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2020.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

In November 2016, the Board of Directors approved the 2016 ATM Program and the Corporation terminated its prior program. The agreement provided for the offer and sale of shares of the Corporation’s common stock having an aggregate gross sales price of up to $500.0 million through the agents, as its sales agents or, if applicable, as forward sellers for forward purchasers, or directly to the agents acting as principals. The Company could sell shares in amounts and at times to be determined by the Company but had no obligation to sell any of the shares in the 2016 ATM program. From inception of the 2016 ATM Program through its termination in November 2020, 8.8 million shares of the Corporation’s common stock were sold. Of the total shares sold since inception, 7.0 million were sold through forward sales agreements and 0.6 million of these shares were settled during the nine months ended September 30, 2021, generating net proceeds of $21.9 million.

In November 2020, the Board of Directors approved a new $500.0 million ATM Program, and the Corporation terminated its 2016 ATM program. Since inception of the 2020 ATM Program through September 30, 2021, 9.3 million shares of the Company’s common stock have been sold, all through forward sale agreements. 5.8 million of these shares were sold during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, 7.7 million shares were issued to settle forward contracts for net proceeds of $314.5 million. 1.6 million shares remained open under forward contracts as of September 30, 2021, with a weighted average forward settlement price of $48.64 per share. The final settlement date for 1.4 million of the shares under open forward contracts is September 23, 2022 and the final settlement date for the remainder is August 5, 2022. Approximately $95.6 million remained available under the program as of September 30, 2021.

Preferred Stock

As of September 30, 2021, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis and $1.50 per share on an annual basis).

Dividends Declared

For the nine months ended September 30, 2021, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 17, 2021	$0.625	March 31, 2021	$71,837	April 15, 2021
May 19, 2021	$0.625	June 30, 2021	$74,436	July 15, 2021
July 29, 2021	$0.638	September 30, 2021	$78,674	October 15, 2021
Preferred Stock
February 17, 2021	$0.375	March 15, 2021	$2,588	March 31, 2021
May 19, 2021	$0.375	June 15, 2021	$2,588	June 30, 2021
July 29, 2021	$0.375	September 15, 2021	$2,587	September 30, 2021

The common stock dividend declared on July 29, 2021 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of September 30, 2021.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of both September 30, 2021 and December 31, 2020.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of September 30, 2021, no accruals have been made.

As of September 30, 2021, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of September 30, 2021, the Company had commitments totaling $131.5 million, of which $56.3 million relates to future acquisitions and the remainder relates to improvements on properties the Company already owns. Acquisition commitments contain standard cancellation clauses contingent on the results of due diligence. $57.3 million of the Company’s commitments are expected to be funded during 2021, with the remainder to be funded by the end of 2023.

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

As of September 30, 2021, the Company is also a lessee under four long-term, non-cancellable ground leases under which it is obligated to pay monthly rent. For all four of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 6.4 years.

As of September 30, 2021 and December 31, 2020, the Company had a right-of-use lease asset balance of $3.9 million and $4.6 million, respectively, and operating lease liabilities of $5.4 million and $6.3 million, respectively, for these lessee contracts.

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

In December 2018, the Company entered into interest rate swap agreements. In the third quarter of 2019, the Company terminated those interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and will be amortized over the remaining initial term of the interest rate swaps, which ends March 31, 2024. As of September 30, 2021, the unamortized portion of loss in AOCL related to terminated interest rate swaps was $6.5 million.

The amount of loss reclassified from AOCL to interest expense was $0.7 million for both the three months ended September 30, 2021 and 2020. The amount of loss reclassified from AOCL to interest expense was $2.1 million for both the nine months ended September 30, 2021 and 2020. During the next 12 months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt.

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

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at September 30, 2021
Impaired at March 31, 2021	$2,479	$—	$—	$2,479
Impaired at June 30, 2021	$11,035	$—	$—	$11,035
Impaired at September 30, 2021	$5,248	$—	$—	$5,248

Assets held at December 31, 2020
Impaired at March 31, 2020	$36,491	$—	$—	$36,491
Impaired at June 30, 2020	$8,055	$—	$—	$8,055
Impaired at September 30, 2020	$10,027	$—	$—	$10,027
Impaired at December 31, 2020	$14,259	$—	$—	$14,259

As of September 30, 2021, the Company held 13 properties that were impaired during 2021. As of December 31, 2020, the Company held 23 properties that were impaired during 2020. For one property held at September 30, 2021 and one held at December 31, 2020, the Company estimated fair value using a capitalization rate of 14.00% and 10.06%, respectively, based on comparative capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs and, for the properties valued using comparable properties during 2020, the price per square foot includes a discount of 0-10% to account for the market impact of COVID-19. The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
September 30, 2021
PSA, LOI or BOV	Retail	7	$25.12 - $383.04	$71.84	75,563
PSA, LOI or BOV	Medical	1	$65.63	$65.63	31,036
Comparable Properties	Retail	4	$29.35 - $483.09	$57.66	62,369

December 31, 2020
PSA, LOI or BOV	Retail	11	$16.67 - $338.98	$43.32	577,945
Comparable Properties	Retail	10	$4.35 - $282.08	$57.62	431,563
Comparable Properties	Office	1	$79.80 - $103.79	$89.25	28,804

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

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2019 Credit Facility	$49,300	$49,320	$—	$—
2020 Term Loans, net (1)	—	—	177,309	177,884
Senior Unsecured Notes, net (1)	2,717,693	2,896,894	1,927,348	2,122,409
Mortgages payable, net (1)	5,687	5,929	212,582	226,240
Convertible Notes, net (1)	—	—	189,102	194,124
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN

Amended Incentive Award Plan

During the nine months ended September 30, 2021, portions of awards of restricted common stock and market-based share awards granted to certain of the Company’s officers, directors and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender 111 thousand shares of common valued at $4.4 million, solely to pay the associated statutory tax withholdings during the nine months ended September 30, 2021.

Restricted Share Awards

During the nine months ended September 30, 2021, the Company granted 119 thousand restricted shares under the Amended Incentive Award Plan to certain directors and employees and recorded $4.7 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period. As of September 30, 2021, there were approximately 233 thousand unvested restricted shares outstanding.

Market-Based Awards

During the nine months ended September 30, 2021, the Board of Directors, or committee thereof, approved target grants of 170 thousand market-based awards to executive officers of the Company. The performance period of these grants is generally three years. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 375%. Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation for the grants approved in 2021 were expected volatility of the Company of 42.8% and expected volatility of the Company's peers, ranging from 29.5% to 64.2%, with an average volatility of 39.3% and a risk-free interest rate of 0.19%. The fair value of the market-based award per share of these grants was $77.57 as of the grant date.

Approximately $2.6 million and $2.3 million in dividend rights have been accrued as of September 30, 2021 and December 31, 2020, respectively. For outstanding non-vested awards at September 30, 2021, 0.8 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each award described above. The Company recorded stock-based compensation expenses of $3.5 million and $10.5 million, respectively, for the three and nine months ended September 30, 2021 and $3.0 million and $9.7 million, respectively, for the three and nine months ended September 30, 2020. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

The following is a summary of remaining unamortized stock-based compensation expense (in thousands):

	September 30, 2021	December 31, 2020
Restricted share awards	$6,227	$6,421
Market-based awards	13,218	5,920
Total unamortized stock-based compensation expense	$19,445	$12,341

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

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net loss per share computed using the two-class method (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted income (loss):
Income (loss) from continuing operations	$40,878	$13,798	$127,333	$(2,462)
Less: dividends paid to preferred stockholders	(2,587)	(2,587)	(7,763)	(7,763)
Less: dividends and income attributable to unvested restricted stock	(147)	(169)	(433)	(561)
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$38,144	$11,042	$119,137	$(10,786)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	120,009,550	103,041,547	116,752,993	102,858,498
Less: unvested weighted average shares of restricted stock	(233,679)	(291,427)	(249,359)	(304,700)
Basic weighted average shares of common stock outstanding	119,775,871	102,750,120	116,503,634	102,553,798
Net income (loss) per share attributable to common stockholders - basic	$0.32	$0.11	$1.02	$(0.11)

Diluted weighted average shares of common stock outstanding: (1)
Plus: unsettled shares under open forward equity contracts	2,855	61,175	952	—
Plus: unvested market-based awards	523,432	127,565	365,843	—
Diluted weighted average shares of common stock outstanding	120,302,158	102,938,860	116,870,429	102,553,798
Net income (loss) per share attributable to common stockholders - diluted	$0.32	$0.11	$1.02	$(0.11)

Potentially dilutive shares of common stock related to:
Unvested shares of restricted stock	93,711	36,333	88,050	56,724
Unsettled shares under open forward equity contracts	—	—	—	382,738
Unvested shares of market-based awards	—	—	—	196,213

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

NOTE 11. RELATED PARTY TRANSACTIONS

On May 31, 2018, the Company completed the spin-off (the "Spin-Off") of certain assets into an independent, publicly traded REIT, Spirit MTA REIT ("SMTA"). In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement to provide various management services to SMTA. Effective September 20, 2019, the Asset Management Agreement was terminated and simultaneously replaced with the Interim Management Agreement, which was subsequently terminated on September 4, 2020. Asset management fees of $0.2 million and $0.7 million were earned during the three and nine months ended September 30, 2020, respectively, and are reflected as related party fee income in the consolidated statements of operations.

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

Overview

Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities including acquisition, credit research, asset management, portfolio management, real estate research, legal, finance and accounting functions. We primarily invest in single-tenant, operationally essential real estate assets throughout the United States, which are generally acquired through sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high quality tenants operating in retail, industrial and other property types. Single-tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs.

As of September 30, 2021, our diverse portfolio consisted of 1,915 owned properties across 48 states, which were leased to 312 tenants operating in over 35 industries. As of September 30, 2021, our properties were approximately 99.7% occupied.

Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. As of September 30, 2021, our assets, liabilities, and results of operations are materially the same as those of the Operating Partnership. Although the Operating Partnership is wholly-owned by us, we may, in the future, issue partnership interests in the Operating Partnership to third parties in exchange for property owned by such third parties. In general, any such partnership interests would be exchangeable for cash or, at our election, shares of our common stock at specified ratios set when such partnership interests are issued.

We have elected to be taxed as a REIT for federal income tax purposes and believe we have been organized and have operated in a manner that allows us to qualify as a REIT for federal income tax purposes.

Business Impact of the COVID-19 Pandemic

At the onset of the COVID-19 pandemic in 2020, many of our tenants requested rent deferrals or other forms of relief. Our discussions with tenants requesting relief substantially focused on industries that have been directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly movie theaters, casual dining restaurants, entertainment, health and fitness and hotels. Since the beginning of 2021, we have seen a reduction in the impact of the COVID-19 pandemic and we expect that trend to continue. For the three and nine months ended September 30, 2021, we deferred $1.0 million and $7.8 million of rent, respectively, and had net reversals of previous reserves against deferred rent of $5.0 million during the first half of 2021, resulting in $1.0 million and $12.8 million, respectively, recognized in rental income. Additionally, for the three and nine months ended September 30, 2021, we abated $0.4 million and $1.5 million, respectively, of rent.

As of September 30, 2021, we had an accounts receivable balance of $16.8 million related to deferred rent. For rent deferrals, the deferral periods range generally from one to six months, with an average deferral period of three months and an average repayment period of 12 months. Currently, we have granted maximum rent deferrals of $0.9 million for periods after September 30, 2021 and no further abatements. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. Even after such restrictions are lifted or reduced, the willingness of customers to visit our tenants’ businesses may be reduced due to lingering concerns regarding the continued risk of COVID-19 transmission and heightened sensitivity to risks associated with the transmission of diseases.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020

	Three Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
(In Thousands)	2021	2020	2021	2020	Three Months	Nine Months
Revenues:
Rental income	$151,376	$112,916	$450,483	$351,469	$38,460	$99,014
Interest income on loans receivable	—	189	—	998	(189)	(998)
Earned income from direct financing leases	131	131	394	439	—	(45)
Related party fee income	—	178	—	678	(178)	(678)
Other income	1,061	327	1,458	1,401	734	57
Total revenues	152,568	113,741	452,335	354,985	38,827	97,350
Expenses:
General and administrative	13,103	10,931	39,599	36,396	2,172	3,203
Property costs (including reimbursable)	5,862	5,049	17,633	18,219	813	(586)
Deal pursuit costs	361	597	860	1,630	(236)	(770)
Interest	25,078	26,404	77,872	77,858	(1,326)	14
Depreciation and amortization	63,061	52,170	180,222	157,566	10,891	22,656
Impairments	4,435	8,106	18,965	69,929	(3,671)	(50,964)
Total expenses	111,900	103,257	335,151	361,598	8,643	(26,447)
Other income:
Gain (loss) on debt extinguishment	1	(7,252)	(29,186)	(7,252)	7,253	(21,934)
Gain on disposition of assets	453	10,763	39,796	11,809	(10,310)	27,987
Total other income	454	3,511	10,610	4,557	(3,057)	6,053
Income (loss) before income tax expense	41,122	13,995	127,794	(2,056)	27,127	129,850
Income tax expense	(244)	(197)	(461)	(406)	(47)	(55)
Net income (loss)	$40,878	$13,798	$127,333	$(2,462)	$27,080	$129,795

Changes related to operating properties

The components of rental income are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
(In Thousands)	2021	2020	2021	2020	Three Months	Nine Months
Base Cash Rent	$137,234	$108,398	$400,215	$335,110	$28,836	$65,105
Variable cash rent (including reimbursables)	4,753	3,051	12,078	8,843	1,702	3,235
Straight-line rent, net of uncollectible reserve	8,840	899	35,941	6,385	7,941	29,556
Amortization of above- and below- market lease intangibles, net	549	568	2,249	1,131	(19)	1,118
Total rental income	$151,376	$112,916	$450,483	$351,469	$38,460	$99,014

Base Cash Rent; Depreciation and amortization

The increase in Base Cash Rent, the largest component of rental income, for both comparative periods was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 173 properties during the trailing twelve months ended September 30, 2021, with a total of $84.5 million of annual in-place rent (monthly fixed rent at date of transaction multiplied by 12). During the same period, we disposed of 36 properties, 21 of which were vacant and the remaining 15 had annual in-place rents of $5.0 million. Our acquisition and disposition activity for the trailing twelve months ended September 30, 2021 is summarized below (in thousands):

In addition, the recovery from the impact of the COVID-19 pandemic and related decrease in tenant credit issues has continued. We reversed a significant amount of reserves for Base Cash Rent previously deemed not probable of collection in the second quarter of 2021 and had minimal reserves for Base Cash Rent in the third quarter of 2021, resulting in an increase in rental income of $6.4 million for the quarter-to-date comparative period and $17.7 million for the year-to-date comparative period. Rent abatements executed as relief for the COVID-19 pandemic also decreased by $1.3 million for the quarter-to-date comparative period and $2.7 million for the year-to-date comparative period.

Variable cash rent; Property costs (including reimbursable)

Variable cash rent is primarily comprised of tenant reimbursement income, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection. For the three months ended September 30, 2021 and 2020, tenant reimbursement income was $3.9 million and $2.7 million, respectively, while reimbursable property expenses were $3.9 million and $3.4 million, respectively. For the nine months ended September 30, 2021 and 2020, tenant reimbursement income was $10.6 million and $8.2 million, respectively, while reimbursable property expenses were $10.4 million and $10.0 million, respectively. For both comparative periods, the increase in variable cash rent and reimbursable property expenses was due to increased property taxes. In addition, for both comparative periods, variable cash rent also increased due to fewer tenant credit issues and increased other variable rent.

While reimbursable property expenses increased for both comparative periods, non-reimbursable property expenses increased for the quarter-to-date comparative period and decreased for the year-to-date comparative period. For the three months ended September 30, 2021 and 2020, non-reimbursable property costs were $2.0 million and $1.6 million, respectively, with the change driven by increased expenses from multi-tenant properties. For the nine months ended September 30, 2021 and 2020, non-reimbursable property costs were $7.2 million and $8.2 million, respectively, with the change driven by a decrease in non-reimbursable property taxes due to fewer tenant credit issues in 2021.

Non-cash rental income

Non-cash rental income consists of straight-line rent, amortization of above- and below-market lease intangibles and bad debt expense. In conjunction with the reduction in tenant credit issues, in the second quarter of 2021 we reversed a significant amount of reserves for straight-line rent previously deemed not probable of collection and had minimal reserves for straight-line rent in the third quarter of 2021, resulting in an increase in non-cash rental income of $4.2 million for the quarter-to-date comparative period and $21.9 million for the year-to-date comparative period. The remaining increase in non-cash rental income for both comparative periods was primarily due to increases in straight-line rent as a result of our net acquisitions described above and certain lease modifications.

Impairments

The decrease in impairments for the quarter-to-date period was driven by reduced impairment on vacant properties. While both periods had low vacancy rates, vacancy dropped from 0.7% at September 30, 2020 to 0.3% at September 30, 2021. For the three months ended September 30, 2021, we recorded $0.1 million of impairment on one vacant property, compared to $5.6 million recorded on three vacant properties for the comparative period. This decrease was partially offset by impairment on underperforming properties, primarily driven by a lease expiration in 2021. For the three months ended September 30, 2021, we recorded $4.3 million of impairment on four underperforming properties, compared to $2.8 million recorded on seven underperforming properties for the comparative period. Finally, we reversed $0.3 million of previously recorded allowances for credit loss during the three months ended September 30, 2020. There were no allowances or reversals of allowances for credit losses recognized during the three months ended September 30, 2021.

The decrease in impairments for the year-to-date period was driven by a recovery in the markets in 2021, after the downturn in early 2020 at the onset of the COVID-19 pandemic, as well as a tenant bankruptcy during the second quarter of 2020, which resulted in the termination of a four-property master lease, with no significant tenant bankruptcies in 2021. For the nine months ended September 30, 2021, we recorded $16.1 million of impairment on 17 underperforming properties, compared to $44.0 million recorded on 27 underperforming properties for the comparative period. Additionally, impairment of $18.2 million was recorded on lease intangible assets for the nine months ended September 30, 2020, respectively, primarily as a result of the tenant bankruptcy discussed above. The slight decrease in vacancy rates also resulted in a decrease in impairment on vacant properties for the year-to-date comparative period. For the nine months ended September 30, 2021, we recorded $2.9 million of impairment on five vacant properties, compared to $7.6 million recorded on eight vacant properties for the comparative period. Finally, we recorded an allowance for credit loss $0.1 million during the nine months ended September 30, 2020. There were no allowances or reversals of allowances for credit losses recognized during the nine months ended September 30, 2021.

Gain on disposition of assets

During the three months ended September 30, 2021, we recognized net gains of $0.1 million on the sale of three vacant properties, a $0.3 million gain related to a property reconstructed after previous fire damage and other net gains of $0.1 million. During the three months ended September 30, 2020, we recognized net gains of $11.3 million on the sales of seven active properties and net losses of $0.5 million on the sales of four vacant properties.

During the nine months ended September 30, 2021, we recognized net gains of $38.0 million on the sales of eight occupied properties, net gains of $0.7 million on the sale of 11 vacant properties, a $0.6 million gain on an asset substitution, a $0.3 million gain related to a property reconstructed after previous fire damage and other net gains of $0.2 million. During the nine months ended September 30, 2020, we recognized net gains of $11.3 million on the sales of 11 occupied properties, net gains of $0.9 million on the sale of ten vacant properties, a $0.2 million loss on the sale of a note receivable and $0.2 million in other net losses.

Changes related to debt

Interest expense; Gain (loss) on debt extinguishment

Our debt is summarized below (in thousands):

During the first quarter of 2020, we did not issue or extinguish any debt. During the second quarter of 2020, we entered into the 2020 Term Loans. During the third quarter of 2020, we issued $450.0 million of 2031 Senior Notes, which triggered a mandatory repayment of $222.0 million of the 2020 Term Loans that resulted in a loss on debt extinguishment of $1.1 million. Remaining proceeds from the 2031 Senior Notes issuance were primarily utilized to repurchase $154.6 million of Convertible 2021 Notes, resulting in a loss on debt extinguishment of $6.2 million.

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

While these changes in our debt structure resulted in an overall increase in our total debt outstanding, our interest expenses decreased as the issuance of new debt at lower interest rates reduced our weighted average interest rate from 3.64% at September 30, 2020 to 3.21% at September 30, 2021. As such, due to the timing of the debt issuances and extinguishments, interest expense decreased for the quarter-to-date comparative period, but remained flat for the year-to-date comparative period:

	Three Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
(In Thousands)	2021	2020	2021	2020	Three Months	Nine Months
Revolving credit facilities	$765	$409	$2,118	$3,269	$356	$(1,151)
Term loans	—	1,128	24	2,799	(1,128)	(2,775)
Senior Unsecured Notes	22,313	16,188	63,683	44,163	6,125	19,520
Mortgages payable	81	3,016	2,427	9,027	(2,935)	(6,600)
Convertible Notes	—	2,473	2,658	8,942	(2,473)	(6,284)
Non-cash interest expense	1,919	3,190	6,962	9,658	(1,271)	(2,696)
Total interest expense	$25,078	$26,404	$77,872	$77,858	$(1,326)	$14

Changes related to general and administrative expenses

General and administrative expenses increased during 2021, primarily driven by an increase in compensation expenses of $2.3 million for the quarter-to-date comparative period and $3.8 million for the year-to-date comparative period. The increase in compensation expenses was primarily driven by an increase in accruals for merit-based compensation. This increase in merit-based compensation is a result of lower executive bonuses in 2020 due to the impact of the COVID-19 pandemic on performance metrics, and the improvement of those performance metrics in 2021 as our tenants and our results have recovered from the impact of the COVID-19 pandemic. Additionally, IT software and licensing expenses increased by $0.3 million for the quarter-to-date comparative period and $0.4 million for the year-to-date comparative period due to the implementation of additional technology. These increases were partially offset by a decrease for both comparative periods due to $0.7 million of expenses recognized during the third quarter of 2020 related to the COVID-19 pandemic, primarily as a result of increased legal fees for executing rent deferral or abatement agreements, with no comparable expense in 2021.

Property Portfolio Information

1,915	99.7%	48	312	27
Properties	Occupancy	States	Tenants	Retail Industries

Diversification By Tenant

The following is a summary of tenant concentration for our owned real estate properties as of September 30, 2021:

Tenant Concept (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness	8	926	3.1%
ClubCorp	20	941	3.1%
Church's Chicken	161	232	2.3%
BJ's Wholesale Club	9	1,028	2.3%
At Home	14	1,684	2.2%
Home Depot	8	946	2.1%
Circle K	76	230	2.0%
GPM	109	303	1.8%
Dollar Tree / Family Dollar	108	948	1.8%
Walgreens	33	472	1.8%
Other(2)	1,364	38,483	77.5%
Vacant	5	499	—
Total	1,915	46,692	100.0%

(1) Tenant concentration represents concentration by the legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Concentration is shown by tenant concept, which represents the brand or trade name under which the tenant operates. Other tenants may operate under the same or similar brand or trade name.

(2) No tenants within other individually account for greater than 1.8% of ABR.

Lease Expirations

As of September 30, 2021, the weighted average remaining non-cancelable initial term of our leases (based on ABR) was 10.3 years. The following is a summary of lease expirations for our owned real estate as of September 30, 2021, assuming that tenants do not exercise any renewal options or early termination rights:

Leases Expiring In:	Number of Properties	ABR (in thousands)	Total Square Feet (in thousands)	Percent of ABR
Remainder of 2021	9	$1,583	122	0.3%
2022	36	15,170	1,370	2.7%
2023	84	25,398	2,213	4.5%
2024	48	17,125	1,521	3.1%
2025	50	18,414	1,467	3.3%
2026	124	41,939	4,121	7.5%
2027	137	43,322	3,327	7.7%
2028	112	31,792	2,121	5.7%
2029	315	41,786	2,832	7.5%
2030	77	22,324	2,290	4.0%
Thereafter	918	299,636	24,809	53.7%
Vacant	5	—	499	—
Total owned properties	1,915	$558,489	46,692	100.0%

Diversification By Geography

The following is a summary of geographic concentration for our owned real estate properties as of September 30, 2021:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	258	4,980	11.3%	Louisiana	26	470	1.3%
Florida	159	2,949	9.2%	Utah	18	334	1.1%
Georgia	140	2,739	6.3%	Massachusetts	3	585	0.9%
Ohio	89	3,409	5.6%	Alaska	9	319	0.9%
California	27	1,533	4.4%	New Hampshire	17	645	0.9%
Michigan	90	2,080	4.1%	Wisconsin	13	700	0.9%
Tennessee	108	2,081	3.9%	Connecticut	6	860	0.8%
New York	36	2,043	3.5%	Idaho	16	273	0.8%
Illinois	51	1,292	3.4%	New Jersey	12	431	0.8%
Arizona	47	955	3.1%	Kansas	17	341	0.7%
Missouri	64	1,563	3.0%	Washington	8	136	0.5%
North Carolina	71	1,830	2.9%	Maine	27	85	0.5%
South Carolina	58	1,089	2.9%	West Virginia	12	191	0.4%
Maryland	11	1,401	2.8%	Delaware	2	128	0.4%
Alabama	95	787	2.4%	Nebraska	8	218	0.4%
Virginia	44	1,335	2.3%	Montana	3	152	0.4%
Colorado	29	1,030	2.1%	North Dakota	3	105	0.3%
Minnesota	24	902	2.0%	Rhode Island	3	95	0.2%
Indiana	40	1,810	2.0%	Oregon	3	105	0.2%
Oklahoma	54	1,030	1.9%	Iowa	10	140	0.2%
Mississippi	53	753	1.8%	South Dakota	2	30	0.2%
New Mexico	29	622	1.6%	Wyoming	1	35	0.1%
Pennsylvania	30	797	1.6%	U.S. Virgin Islands	1	38	0.1%
Kentucky	45	627	1.6%	Vermont	1	2	*
Arkansas	42	637	1.3%

* Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following is a summary of asset type concentration, the industry of the underlying tenant operations for our retail properties and the underlying property use for our non-retail properties as of September 30, 2021:

Asset Type	Tenant Industry	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,670	26,745	72.2%
	Health and Fitness	46	2,631	7.5%
	Convenience Stores	328	1,046	7.1%
	Restaurants - Quick Service	355	778	5.7%
	Restaurants - Casual Dining	131	908	5.2%
	Dealerships	30	993	4.3%
	Movie Theaters	37	1,954	4.3%
	Drug Stores / Pharmacies	76	976	3.9%
	Entertainment	25	1,070	3.2%
	Car Washes	67	323	3.1%
	Dollar Stores	183	1,680	3.0%
	Warehouse Club and Supercenters	15	1,660	2.8%
	Home Improvement	15	1,692	2.8%
	Grocery	36	1,655	2.8%
	Home Décor	17	2,235	2.5%
	Automotive Service	77	608	2.3%
	Specialty Retail	53	1,198	2.2%
	Sporting Goods	18	1,049	2.1%
	Department Stores	16	1,424	1.9%
	Home Furnishings	17	760	1.4%
	Early Education	36	398	1.4%
	Automotive Parts	55	388	0.9%
	Office Supplies	16	351	0.7%
	Other	8	255	0.5%
	Pet Supplies & Service	4	133	0.4%
	Apparel	4	81	0.2%
	Vacant	5	499	—
Non-Retail		245	19,947	27.8%
	Distribution	131	9,887	10.8%
	Manufacturing	48	6,877	6.7%
	Country Club	20	941	3.1%
	Office	8	1,090	2.9%
	Medical	34	601	2.7%
	Data Center	3	429	1.1%
	Hotel	1	122	0.5%
Total		1,915	46,692	100.0%

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

As of September 30, 2021, 9.3 million shares of our common stock have been sold under the 2020 ATM Program, of which 5.8 million shares were sold during the nine months ended September 30, 2021. All of these sales were through forward sales agreements. The forward sale price that we will receive upon physical settlement of the agreements is subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of September 30, 2021, there were 1.6 million shares remaining under open forward sales agreements with a weighted average forward price of $48.64. Assuming the full physical settlement of those open forward sales agreements, we have $95.6 million remaining available under the 2020 ATM Program as of September 30, 2021.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our 2020 ATM program. As of September 30, 2021, available liquidity was comprised of $15.6 million in cash and cash equivalents and $750.7 million of borrowing capacity under the 2019 Credit Facility. Also, as of September 30, 2021, we had $77.2 million of expected proceeds available assuming the full physical settlement of our open forward equity contracts and remaining capacity of $95.6 million under our 2020 ATM Program.

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

2019 Credit Facility

As of September 30, 2021, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of September 30, 2021, there were no subsidiaries that met this requirement.

As of September 30, 2021, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 0.90%, with $49.3 million in borrowings outstanding, and a ratings-based facility fee in the amount of 0.20% per annum. As of September 30, 2021, there were no letters of credit outstanding.

Senior Unsecured Notes

As of September 30, 2021, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	September 30, 2021
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

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

Mortgages payable

In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants. As of September 30, 2021, we had two fixed-rate CMBS loans with $5.5 million of aggregate outstanding principal. One of the CMBS loans, with principal outstanding of $4.8 million, matures in August 2031 and has a stated interest rate of 5.80%. The other CMBS loan, with principal outstanding of $0.7 million, matures in December 2025 and has a stated interest rate of 6.00%. Both CMBS loans are partially amortizing and require a balloon payment at maturity.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of September 30, 2021 (in thousands):

	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
2019 Credit Facility	$49,300	$—	$—	$49,300	$—	$—	$—
Senior Unsecured Notes	2,750,000	—	—	—	—	—	2,750,000
Mortgages payable	5,476	126	525	556	590	626	3,053
	$2,804,776	$126	$525	$49,856	$590	$626	$2,753,053

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2021, we repaid the 2020 Term Loan in full. Additionally, we issued the 2028 and 2032 Senior Unsecured Notes and used the proceeds to extinguish three of our CMBS loans. During the three months ended June 30, 2021, the Convertible Notes matured and were fully settled in cash. There were no other material changes during the nine months ended September 30, 2021 outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

Cash Flows

The following table presents a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$275,383	$206,524	$68,859
Net cash used in investing activities	(681,338)	(352,766)	(328,572)
Net cash provided by financing activities	338,221	249,708	88,513
Net (decrease) increase in cash, cash equivalents and restricted cash	$(67,734)	$103,466	$(171,200)

As of September 30, 2021, we had $15.6 million of cash, cash equivalents and restricted cash as compared to $83.3 million as of December 31, 2020 and $129.5 million as of September 30, 2020.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The increase in net cash provided by operating activities was driven by the net increase in cash rental revenue of $88.8 million, driven by net acquisitions over the trailing twelve month period, as well as the reversal of previous reserves in 2021 as our tenants recover from the COVID-19 pandemic.

The increase in net cash provided by operating activities was partially offset by the following:

•

an increase in cash interest paid of $13.9 million driven by the issuance of the 2027 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, and 2031 Senior Notes, all of which pay interest semi-annually,

•	a decrease of interest income of $1.0 million as a result of the collection of principal on all loans receivable during 2020, and
•	a decrease in related party fee income of $0.6 million driven by the termination of the Interim Management Agreement effective September 4, 2020.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the nine months ended September 30, 2021 included $769.0 million for the acquisition of 74 properties and $6.7 million of capitalized real estate expenditures. These outflows were partially offset by $94.5 million in net proceeds from dispositions, comprised of $92.5 million for 19 properties sold in 2021 and $2.0 million that was collected from a disposal that occurred in 2020.

During the same period in 2020, net cash used in investing activities included $433.4 million for the acquisition of 47 properties and $9.9 million of capitalized real estate expenditures. These outflows were partially offset by $58.7 million in net proceeds from the disposition of 21 properties and the sale of one loan receivable. Additionally, the outflows were further offset by the collection of $31.8 million of principal on loans receivable, which includes $28.7 million for the paydown of the outstanding loan balances.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the nine months ended September 30, 2021 was primarily attributable to borrowings of $794.8 million under Senior Unsecured Notes, net proceeds from the issuance of common stock of $336.6 million and net borrowings of $49.3 million under our revolving credit facilities. These amounts were partially offset by payment of dividends to equity owners of $227.2 million, repayments of $208.8 million on mortgages payable, repayments of $190.4 million on convertible notes, repayments of $178.0 million on term loans, debt extinguishment costs of $26.7 million, deferred financing costs of $7.1 million and common stock repurchases for employee tax withholdings totaling $4.4 million.

During the same period in 2020, net cash provided by financing activities was primarily attributable to borrowings of $445.5 million under senior unsecured notes, net borrowings of $178.0 million under term loans and net proceeds from the issuance of common stock of $117.3 million. These amounts were partially offset by payment of dividends to equity owners of $202.1 million, repayment of $154.6 million on convertible notes, net repayments of $116.5 million on our revolving credit facilities, deferred financing costs of $6.5 million, common stock repurchases for employee tax withholdings totaling $4.4 million, debt extinguishment costs of $4.1 million and repayment of $3.0 million on mortgages and notes payable.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any material off-balance sheet arrangements.

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

FFO and AFFO

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$38,291	$11,211	$119,570	$(10,225)
Portfolio depreciation and amortization	62,919	52,024	179,794	157,129
Portfolio impairments	4,435	8,106	18,965	69,929
Gain on disposition of assets	(453)	(10,763)	(39,796)	(11,809)
FFO attributable to common stockholders	$105,192	$60,578	$278,533	$205,024
(Gain) loss on debt extinguishment	(1)	7,252	29,186	7,252
Deal pursuit costs	361	597	860	1,630
Non-cash interest expense	1,919	3,190	6,962	9,658
Straight-line rent, net of uncollectible reserve	(8,840)	(899)	(35,941)	(6,385)
Other amortization and non-cash charges	(714)	(383)	(2,249)	(213)
Non-cash compensation expense	3,504	2,967	10,496	9,726
Costs related to COVID-19 (1)	46	702	752	1,440
AFFO attributable to common stockholders (2)	$101,467	$74,004	$288,599	$228,132

Net income (loss) per share of common stock - Diluted	$0.32	$0.11	$1.02	$(0.11)
FFO per share of common stock - Diluted (3)	$0.87	$0.59	$2.38	$1.98
AFFO per share of common stock - Diluted (3)	$0.84	$0.72	$2.46	$2.21

Weighted average shares of common stock outstanding - Diluted	120,302,158	102,938,860	116,870,429	102,553,798
Weighted average shares of common stock outstanding for non-GAAP measures - Diluted (3)	120,302,158	102,938,860	116,870,429	103,132,749
(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

AFFO includes $1.0 million and $12.8 million for the three and nine months ended September 30, 2021, respectively, and $1.8 million and $24.1 million for the three and nine months ended September 30, 2020 of deferred rental income recognized in conjunction with the FASB’s relief for deferral agreements extended as a result of the COVID-19 pandemic.

(3)

Weighted average shares of common stock for non-GAAP measures for the nine months ended September 30,2020 includes unvested market-based awards, which are dilutive for the non-GAAP calculations. Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FFO	$0.2 million	$0.2 million	$0.5 million	$0.6 million
AFFO	$0.2 million	$0.2 million	$0.6 million	$0.7 million

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	September 30,
(Dollars in thousands)	2021	2020
2019 Credit Facility	$49,300	$—
2020 Term Loans	—	177,170
Senior Unsecured Notes, net	2,717,693	1,926,752
Mortgages payable, net	5,687	213,479
Convertible Notes, net	—	188,216
Total debt, net	2,772,680	2,505,617
Unamortized debt discount, net	11,134	8,642
Unamortized deferred financing costs	20,962	19,464
Cash and cash equivalents	(15,564)	(116,814)
Restricted cash	—	(12,675)
Adjusted Debt	$2,789,212	$2,404,234

	Three Months Ended September 30,
(Dollars in thousands)	2021		2020
Net income	$40,878		$13,798
Interest	25,078		26,404
Depreciation and amortization	63,061		52,170
Income tax expense	244		197
Gain on disposition of assets	(453)		(10,763)
Portfolio impairments	4,435		8,106
EBITDAre	$133,243		$89,912
Adjustments to revenue producing acquisitions and dispositions	1,820		2,688
Deal pursuit costs	361		597
(Gain) loss on debt extinguishment	(1)		7,252
Costs related to COVID-19 (1)	46		702
Non-cash compensation expense (2)	3,504		—
Adjusted EBITDAre	$138,973		$101,151
Adjustments related to straight-line rent (3)	(233)		4,942
Other adjustments for Annualized EBITDAre (4)	(164)		1,453
Annualized Adjusted EBITDAre	$554,304		$430,184
Adjusted Debt / Annualized Adjusted EBITDAre (5)	5.0	x	5.6	x
(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)	Non-cash compensation expense was not included as an adjustment to EBITDAre during the three months ended September 30, 2020.
(3)

Adjustment for the three months ended September 30, 2021 relates to prior period straight-line rent recognized in the current period. For the same period in 2020, adjustment relates to net straight-line rent receivable balances recognized in prior periods deemed not probable of collection in the current period.

(4)

Adjustment for the three months ended September 30, 2021 is comprised of certain other property costs, general and administrative expenses and non-recurring revenue recognized in other income. For the same period in 2020, adjustments are comprised of certain other property costs, general and administrative expenses, prior period rent recoveries, abatements and bad debt expenses related to rental revenue in previous periods.

(5)	Adjusted Debt / Annualized Adjusted EBITDAre would be 4.9x if the 1.6 million shares under open forward sales agreements had been settled as of September 30, 2021.

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

As of September 30, 2021, our assets were primarily long-term, fixed-rate leases, the vast majority of which have scheduled rent increases during the term of the lease. As of September 30, 2021, $2.8 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes and mortgages payable, with a weighted average stated interest rate of 3.25%, excluding amortization of deferred financing costs and debt discounts/premiums. The remaining $49.3 million of our indebtedness was variable-rate borrowings outstanding under our 2019 Credit Facility, with a stated interest rate of 1.03%. If 1-Month LIBOR as of September 30, 2021 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $49.3 million outstanding under the 2019 Credit Facility would impact our future earnings and cash flows by $0.5 million.

The estimated fair values of our debt instruments have been derived based on market quotes for comparable instruments or discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of September 30, 2021 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$49,300	$49,320
Senior Unsecured Notes, net (1)	2,717,693	2,896,894
Mortgages payable, net (1)	5,687	5,929
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2021 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 2, 2021