Form 10-K
period 2021-12-31
SPIRIT REALTY CAPITAL, INC.
filed 2022-02-14
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No  ☐

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Spirit Realty Capital, Inc.'s shares of common stock, $0.05 par value, held by non-affiliates of the Registrant, was $5.7 billion based on the last reported sale price of $47.84 per share on the New York Stock Exchange on June 30, 2021.

The number of outstanding shares of Spirit Realty Capital, Inc.'s common stock, $0.05 par value, as of February 10, 2022, was 127,745,808 shares.

Documents Incorporated by Reference

Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.'s 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

GLOSSARY

2015 Credit Agreement	Revolving credit facility agreement between the Operating Partnership and certain lenders dated March 31, 2015, as amended or otherwise modified from time to time
2015 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 3, 2015, as amended or otherwise modified from time to time
2016 ATM Program	At-the-market equity distribution program established in November 2016, which was terminated upon entry into the 2020 ATM Program
2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Convertible Notes	$402.5 million convertible notes of the Corporation due in 2019
2019 Credit Facility	$800.0 million unsecured revolving credit facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Facilities Agreements	2019 Revolving Credit and Term Loan Agreement and A-2 Term Loans
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 ATM Program	At-the-market equity distribution program established in November 2020, which was terminated upon entry into the 2021 ATM Program
2020 Term Loans	$400.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 ATM Program	At-the-market equity distribution program established in November 2021, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
2021 Convertible Notes	$345.0 million convertible notes of the Corporation due in 2021
2026 Senior Notes	$300.0 million principal amount of senior notes issued in August 2016
2027 Senior Notes	$300.0 million principal amount of senior notes issued in September 2019
2028 Senior Notes	$450.0 million principal amount of senior notes issued in March 2021
2029 Senior Notes	$400.0 million principal amount of senior notes issued in June 2019
2030 Senior Notes	$500.0 million principal amount of senior notes issued in September 2019
2031 Senior Notes	$450.0 million principal amount of senior notes issued in August 2020
2032 Senior Notes	$350.0 million principal amount of senior notes issued in March 2021
401(k) Plan	Defined contribution retirement savings plan qualified under Section 401(k) of the Code
A-1 Term Loans	$420.0 million unsecured term loan facility pursuant to the 2019 Revolving Credit and Term Loan Agreement
A-2 Term Loans

$400.0 million unsecured term loan facility pursuant to a term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time

ACM	Asbestos-Containing Materials
ADA	Americans with Disabilities Act
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
AFFO	Adjusted Funds From Operations. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, as amended
Annualized Base Rent (ABR)

Represents Base Rent and earned income from direct financing leases and deferred revenue from development deals for the final month of the reporting period. It is adjusted to reflect acquisitions and dispositions for that month as if such acquisitions and dispositions had occurred as of the beginning of the month. The total is then multiplied by 12. ABR is used when calculating certain metrics to evaluate portfolio credit and diversification and to manage risk.

AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
Asset Management Agreement

Asset Management Agreement between Spirit Realty, L.P. and Spirit MTA REIT dated May 31, 2018, subsequently assigned by Spirit Realty, L.P. to Spirit Realty AM Corporation on April 1, 2019 and terminated effective September 20, 2019

ASU	Accounting Standards Update
ATM Program	The 2016 ATM Program, 2020 ATM Program, or 2021 ATM Program, as applicable
Base Cash Rent	Represents Base Rent adjusted for contractual rental income abated, deemed not probable of collection, or recovered from prior period reserves
Base Rent

Represents contractual rental income for the period, prior to deferral or abatement agreements, and excluding contingent rents. We use Base Rent to monitor cash collection and to evaluate past due receivables.

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
Porter's Five Forces

An analytical framework used to examine the attractiveness of an industry and potential for disruption in that industry based on: threats of new entrants, threats of substitutes, the bargaining power of customers, the bargaining power of suppliers and industry rivalry

Property Management and Servicing Agreement

Second amended and restated agreement governing the management services and special services provided to Master Trust 2014 by Spirit Realty, L.P., dated as of May 20, 2014 and terminated effective September 20, 2019

REIT	Real estate investment trust
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Notes, 2027 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, and 2032 Senior Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
Shopko	Specialty Retail Shops Holding Corp. and certain of its affiliates
SMTA

Spirit MTA REIT, a Maryland real estate investment trust, or SMTA Liquidating Trust, a Maryland common law trust, as the context dictates. On January 1, 2020, Spirit MTA REIT transferred all of its assets (subject to all of its liabilities) to SMTA Liquidating Trust.

Spin-Off

Creation of an independent, publicly traded REIT, SMTA, through our contribution of properties leased to Shopko, assets that collateralize Master Trust 2014 and other additional assets, followed by the distribution by us to our stockholders of all of the common shares of beneficial interest in SMTA.

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

Unless otherwise indicated or unless the context requires otherwise, all references to the "registrant," the "Company," "Spirit Realty Capital," "we," "us" or "our" refer to the Corporation and its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references to the "Operating Partnership" refer to Spirit Realty, L.P. and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, the Private Securities Litigation Reform Act of 1995 and other federal securities laws. When used in this Annual Report, the words “estimate,” “anticipate,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “seek,” “approximately” or “plan,” or the negative of these words or similar words or phrases that are predictions of or indicate future events or trends and which do not relate solely to historical matters are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions of management.

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

PART I

Item 1.  Business

Overview

We are a self-administered and self-managed REIT with in-house capabilities including acquisition, credit research, asset management, portfolio management, real estate research, legal, finance and accounting functions. We primarily invest in single-tenant, operationally essential real estate assets throughout the United States, which are subsequently leased on a long-term, triple-net basis to high quality tenants with operations in retail, industrial and certain other industries.

As of December 31, 2021, Spirit owned a diversified portfolio of 2,003 properties with gross investment in real estate totaling approximately $7.9 billion and with in-place Annualized Base Rent of $588.1 million. See Item 2. "Properties" for further information on our portfolio diversification.

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

Business and Growth Strategies

Funding the heart of America’s business

Fortress Balance Sheet
Strong Operating Systems
Outstanding People
Defined and Disciplined Investment Strategy
High-quality Portfolio
Predictable Earnings and Dividend Growth
Competitive Cost of Capital

Our objective is to maximize stockholder value by providing a growing stream of earnings and dividends generated by high quality, diversified commercial real estate. We seek to accomplish this objective by utilizing our proprietary tools and underwriting expertise to invest in and manage a high-quality portfolio of single-tenant, operationally essential real estate throughout the United States, which generally consists of free-standing, commercial real estate facilities where our tenants conduct activities essential to the generation of their sales and profits. We then generate revenue primarily by leasing these properties to tenants we believe possess attractive credit characteristics and operate in stable or growing industries. Our leases are typically structured as triple-net leases, whereby the tenant is responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs.

STRONG OPERATING SYSTEMS

Spirit utilizes integrated tools that streamline key processes for acquisitions, tenant monitoring, capital funding, forecasts and records. We believe the effective use of our technology platforms to inform portfolio decisions provides efficiency, depth and scalability to our processes, allowing us to seamlessly execute our objectives. To enhance our operating systems, we have developed several proprietary tools to minimize risk and maximize stockholder returns:

o

Spirit Property Ranking Model. The Spirit Property Ranking Model is a core tool developed internally by Spirit that ranks every owned and acquired property across twelve criteria, with a higher weighting allocated to real estate characteristics. The criteria are: (i) replacement rent, assuming the property becomes vacant, (ii) real estate score based on the site’s location, access, visibility and overall desirability, (iii) 5-mile population for retail properties or 15-mile population for industrial properties, (iv) remaining lease term, (v) 5-mile household income, (vi) pre-overhead unit coverage, (vii) pre-overhead master lease coverage, (viii) corporate coverage, (ix) U.S. State ranking, (x) rent escalation characteristics, (xi) lease structure and (xii) tenant industry ranking. We believe that the higher the overall score assigned to a property, the lower the risk of a residual loss given a tenant default. Through acquisitions, dispositions, lease renewals and re-lets, we seek to continually improve the weighted-average property ranking of our portfolio.

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

o

Spirit Business Intelligence Tools. Our business intelligence tools capture and bring together critical information across Spirit’s databases, including property data (including property performance and data points used in the Spirit Property Ranking Model), industry data and tenant credit data, allowing the information to be efficiently analyzed. Spirit uses these tools to compare potential acquisitions and dispositions to the existing portfolio and quantify improvements in key metrics including industry concentration, tenant concentration, weighted-average lease term, weighted-average Spirit property ranking and credit metrics.

OUTSTANDING PEOPLE

We have implemented sound social, human capital management and environmental practices and policies throughout the operation of our business, demonstrating our solid commitment to be responsible and conscientious in everything that we do as we strive to both drive long-term stakeholder value and make the communities in which we operate a better place to live and work. We have documented these commitments in our Code of Business Conduct and Ethics, DEI Policy and Environmental Management System, each of which can be accessed on the Investor Relations page of our website at www.spiritrealty.com. One of these key pillars is human capital management. We believe attracting, developing and retaining a team of highly talented and motivated employees is critical to reflecting our “all one team” motto and delivering strong financial results:

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

o

Diversity and inclusion. We provide equal employment opportunities to all individuals and seek to cultivate an inclusive culture that respects and appreciates diversity of experience, ideas and opinions. Our employee population is very diverse: approximately half of our employees are female, 26% are from racial or ethnic minority groups, and we have well-rounded age diversity. To promote inclusivity, our Diversity and Inclusion Council is tasked with providing educational and social programming for all affinity groups, as well as directing support to charitable organizations in line with our diversity efforts. Under the Diversity and Inclusion Council, we have a Women’s Leadership Council, which focuses specifically on empowering our female employees in personal and professional growth, and a Young Professional Committee, which focuses specifically on developing our employees under the age of 35. With the support of our Board of Directors, we continue to explore additional diversity and inclusion initiatives.

o

Employee wellness. The physical and mental well-being of our employees is an important piece of our business and overall success. Our offices were designed with employee health and well-being in mind (sit-stand desks, ergonomic chairs, healthy snack options, maximized natural light in all workspaces, designated creative and collaborative workspaces) and we have routinely sponsored wellness initiatives for our employees, including walking and weight-loss challenges. At the onset of the COVID-19 pandemic, we took swift action to enable all employees to work from home, enhanced our in-office safety measures for voluntary return to office (including increasing cleaning and sanitizing procedures, temperature screening upon entering the office, providing personal protective equipment, installing plexiglass wellness screens and initiating social distancing measures), and instituted a COVID-19 pandemic leave policy for illness or caretaking. As guidance from applicable health authorities and state and local leadership permits, we have transitioned to a permanent hybrid work policy (maintaining our enhanced safety measures in the office), which allows our employees the benefits of both remote and in-person work environments.

o

Workplace culture. We strive to create a best-in-class workplace culture, where all employees are encouraged to “R.E.A.C.H. for the stars” by demonstrating our five core values: (i) value relationships, (ii) pursue excellence, (iii) act with integrity, (iv) choose optimism, and (v) have fun. We actively seek employee feedback through surveys and results of those surveys are communicated to all employees, as well as to our Board of Directors, to provide transparency and continuous improvement. We also acknowledge employee successes through recognition at monthly “Town Hall” meetings. We firmly believe that regular social and team building events for our employees encourage socialization, collaboration, and relationship building – all things that are vital for employee engagement and result in a high performing “all one team” culture. We promote social engagement through our Spirit One Committee (comprised of employees across all levels and departments who collaborate to create social programming), annual company-wide events (including a virtual holiday season party in 2021), and department team building events throughout the year.

As of December 31, 2021, we had 84 employees, as compared to 82 employees as of December 31, 2020. None of these employees are represented by a labor union.

DEFINED AND DISCIPLINED INVESTMENT STRATEGY

During the year ended December 31, 2021, we purchased 166 properties with a gross investment of $1.2 billion, invested $15.4 million in revenue producing capital expenditures on properties we already owned and funded an $11.0 million loan receivable. During the same period, we sold 23 properties with a gross investment of $65.2 million. We selectively make acquisitions and dispositions that we believe will contribute to our business objectives. We believe there will be ample acquisition opportunities in the single-tenant market fitting our underwriting and acquisition criteria.

o

Sourcing acquisitions. We believe a multi-channel approach drives acquisition volume and are focused on building and growing partnerships with a diverse base of tenants, brokers and owners. Over time, our target is a balanced mix of opportunities sourced from direct relationships with existing tenants, direct relationships with new tenants and broker relationships. These channels are built through current relationships with key members of our acquisitions, asset management and executive teams, partner appreciation events, attendance at critical conferences and conventions and through reliable execution.

o

Evaluating acquisitions. Each acquisition opportunity is evaluated against our acquisition criteria, which includes, but is not limited to: accretive capitalization rate, long-term lease structure containing rent escalations, favorable tenant industries based on the Spirit Heat Map, favorable Spirit property ranking, attractive tenant credit characteristics and overall portfolio diversification impact. As part of our acquisition strategy, we target tenants that are publicly listed and have over $100 million in revenues, as we believe those tenants possess certain attractive characteristics, including continual access to capital, generally lower leverage, audited financial statements and governance scrutiny. While we consider the foregoing when making investments, we have made investments that do not meet one or more of these criteria, and we may make additional investments that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive. Acquisition opportunities go through a rigorous evaluation process culminating in review and approval by our Investment Committee. The Investment Committee includes representation from the acquisitions, asset management, credit, legal and finance departments.

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

o

Diverse and granular portfolio. We seek to maintain a portfolio that (i) derives no more than 5.0% of its ABR from any single-tenant, (ii) derives no more than 2.0% of its ABR from any single property, (iii) is leased to tenants operating in various industries aligned with our Spirit Heat Map and (iv) is located across the U.S. without significant geographic concentration. As of December 31, 2021, our largest tenant exposure equaled 3.0%, our largest single property exposure equaled 1.2%, our largest industry concentration equaled 7.2%, and our largest geographic concentration by state equaled 12.2%, in each case based on ABR. Our portfolio is also well diversified between investment and non-investment grade rated tenants with 51.9% of our ABR from public issuers. See Item 2. “Properties" for further information on our portfolio composition as of December 31, 2021.

o

Leases for operationally essential real estate. We seek to own properties that are operationally essential to our tenants, thereby reducing the risk that the tenant would choose not to renew an expiring lease or reject a lease in bankruptcy.

o

Leases with contractual rental growth. We seek leases that contain contractual provisions to increase rental revenue over the term of the lease. Approximately 89.8% of our ABR as of December 31, 2021 is subject to rent escalations which, generally, increase rent at specified dates by: (i) a fixed amount; or (ii) the lesser of (a) 1 to 2 times any increase in the CPI over a specified period, (b) a fixed percentage, or (c) a fixed schedule.

o

Leases with relatively long terms. We seek leases with relatively long terms, typically with non-cancellable initial terms of 10 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. As of December 31, 2021, our weighted average remaining lease term based on ABR was 10.4 years.

o

Leases with a master lease structure. Where appropriate, we seek master leases whereby we lease multiple properties to a tenant on an “all or none” basis. In a master lease structure, a tenant is responsible for a single lease payment relating to the entire portfolio of leased properties, as opposed to separate lease payments relating to each individually leased property. The master lease structure hinders a tenant's ability to “cherry pick” locations, where it unilaterally gives up underperforming properties while maintaining its leasehold interest in well-performing properties. Approximately 44.0% of our ABR as of December 31, 2021 is subject to a master lease structure.

Since our inception, our occupancy has never fallen below 96.1%, despite the economic downturn of 2008 through 2010, and since the Spin-off, our occupancy has never fallen below 99.2%, despite the COVID-19 pandemic. While a number of our tenants requested relief at the onset of the COVID-19 pandemic, the majority of these requests were for rent deferrals and were from tenants in industries directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, especially those in the movie theater, casual dining restaurant, entertainment, health and fitness and hotel industries. For the year ended December 31, 2020, we deferred $31.9 million of rent and abated $6.3 million of rent. For the year ended December 31, 2021, we only deferred $8.4 million of rent and abated $1.5 million of rent. The deferral periods ranged, generally, from one to six months, with an average repayment period of 12 months. We believe the diversity and strength of our portfolio helped limit the impact of the COVID-19 pandemic on our 2020 and 2021 operating results and, as of February 10, 2022, we have not granted additional rent deferrals or abatements beyond December 31, 2021.

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

In October 2020, we renewed our shelf registration statement with the SEC, which became immediately effective upon filing and will expire in October 2023, unless renewed before. Under this shelf registration statement, we may offer shares of our common or preferred stock or debt securities in amounts, at prices, and on terms to be announced when, and if, such securities are offered. The specifics of any future offerings, along with the use of proceeds from any such offerings, will be described in detail in a prospectus supplement or other offering materials at the time of such offerings.

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

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations regulate releases of hazardous or toxic substances into the environment. Some of our properties contain, have contained, or are adjacent to or near properties that contain or have contained storage tanks for petroleum products or that involve or involved the use of hazardous or toxic substances. Under certain of these laws and regulations, a current or previous owner, operator or tenant may be required to investigate and clean-up hazardous or toxic substances or petroleum product releases or threats of releases, and may be held liable to a government entity or third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the contamination. The liability may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek contributions from other identified, solvent, responsible parties for their fair share toward these costs. In addition, strict environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions and water discharges. Such laws may impose fines or penalties for violations.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and the Section 16 filings of our directors and officers, as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website www.spiritrealty.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Also available on our website, free of charge, are corporate governance documents, including our Corporate Governance Guidelines and Code of Business Conduct and Ethics. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics applicable to the directors and/or officers of the Company that would otherwise be required to be disclosed under the rules of the SEC or the NYSE. Information contained on or hyperlinked from our website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K or our other filings with the SEC. A copy of this Annual Report on Form 10-K is also available without charge upon written request to: Investor Relations, Spirit Realty Capital, Inc., 2727 North Harwood Street, Suite 300, Dallas, Texas 75201.

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

Our core business is the ownership of retail, industrial and other real estate that is leased to companies on a triple-net basis. Accordingly, our performance is subject to risks inherent to the ownership of commercial real estate, including:

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

Epidemics, pandemics or other public health crises, including the ongoing COVID-19 pandemic, that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, may have a material adverse effect on us and our tenants, and may affect our ability as a net-lease real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn or longer-term changes in consumer demand occasioned by public health crises, to make rental payments when due. Certain of our tenants, especially those in the movie theater, casual dining restaurant, entertainment, health and fitness and hotel industries, have been directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, and accordingly, their ability to make rental payments when due, could be adversely affected by decreased consumer confidence or longer-term changes in consumer demand as a result of the COVID-19 pandemic. Although most state governments and other authorities have lifted or reduced restrictions, they and others may reinstitute these measures in the future, or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time.

The ongoing COVID-19 pandemic has directly resulted, and may continue to result, in a reduction in our rental income and/or an increase in our property costs and impairments. In addition, it has resulted, and may continue to result, in an increase in our general and administrative expenses, as we have incurred and may continue to incur costs to negotiate rent deferrals, lease restructures and/or lease terminations and/or enforce our contractual rights (including through litigation), as we deem appropriate on a case-by-case basis. For the year ended December 31, 2021, we deferred $8.4 million of rent and abated $1.5 million of rent. The deferral periods ranged generally from one to six months, with an average repayment period of 12 months. As of February 10, 2022, we have not granted additional rent deferrals or abatements beyond December 31, 2021. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, we can provide no assurance that such efforts or our efforts in future periods will be successful. We are not able to predict whether any resurgence of COVID-19, as a result of a new variant or otherwise, or any other epidemics, pandemics or other public health crises will occur in the future that may have similar impacts. Nevertheless, the ongoing COVID-19 pandemic and restrictions intended to prevent its spread and the current financial, economic and capital markets environment and future developments in these and other areas present material risks and uncertainties with respect to the adverse impacts on us. Such adverse impacts could depend on, among other factors:

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

•

disruptions in our tenants’ supply chains or delays in the delivery of products, services or other materials necessary for our tenants’ operations, which could force our tenants to reduce, delay or eliminate offerings of their products and services, reduce or eliminate their revenues and liquidity and/or result in their bankruptcy or insolvency;

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

As of December 31, 2021, 12.2% of our portfolio (as a percentage of ABR) was located in Texas, representing the highest concentration of our assets. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.

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

Our strategy focuses primarily on investing in single-tenant triple-net leased properties throughout the United States. The financial failure of, or default in payment by, a tenant under its lease is likely to cause a significant reduction in, or elimination of, our rental revenue from that property and a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant under a master lease. The failure or default of a tenant under a master lease could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties. Although the master lease structure may be beneficial to us because it restricts the ability of tenants to individually remove underperforming properties from the portfolio of properties leased from us, there is no guarantee that a tenant will not default in its obligations to us or decline to renew its master lease upon expiration.

The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.

The bankruptcy or insolvency of any of our tenants could diminish the income we receive from that tenant’s lease or leases. A substantial portion of our properties are leased to unrated tenants, which may increase the risk that a tenant bankruptcy or insolvency will occur. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a terminated or rejected space or to re-lease it on comparable or more favorable terms.

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

Decrease in demand for discretionary retail and restaurant space may materially and adversely affect us.

As of December 31, 2021, leases representing approximately 15.6% and 10.4% of our ABR were with tenants in discretionary retail and restaurant industries, respectively, and we may acquire additional properties in the future leased to discretionary retail and restaurant tenants. The market for discretionary retail and restaurant space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail and restaurant companies, the ongoing consolidation in the discretionary retail and restaurant industries, the excess amount of discretionary retail and restaurant space in a number of markets and, in the case of the discretionary retail industry, increasing consumer purchases over the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for discretionary retail and restaurant space.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to strategically lease space in our properties (by renewing or re-leasing expiring leases and leasing vacant space), optimize our tenant mix or lease properties on more economically favorable terms. As of December 31, 2021, leases representing approximately 1.5% of our ABR will expire during 2022. As of December 31, 2021, four of our properties, representing approximately 0.2% of our total properties, were vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. We may experience significant costs in connection with renewing, leasing or re-leasing a significant number of our properties.

Our ability to realize future rent increases will vary depending on changes in the CPI.

As of December 31, 2021, approximately 16.2% of our ABR is subject to rent escalators which increase rent by a multiple of any increases in the CPI or the lesser of (a) 1 to 2 times any increase in the CPI over a specified period, (b) a fixed percentage, or (c) a fixed schedule. If the product of any increase in the CPI multiplied by the applicable factor is less than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on a fixed percentage. Therefore, during periods of low inflation or deflation, small increases or decreases in the CPI subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on fixed percentages or amounts. Conversely, if the product of any increase in the CPI multiplied by the applicable factor is more than the fixed percentage, the increased rent we are entitled to receive will be less than what we otherwise would have been entitled to receive if the rent escalator was based solely on an increase in CPI. Therefore, periods of high inflation subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if our rent escalators were based solely on CPI increases.

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

Security breaches, cyber-attacks, or disruption, of our or our third-party service providers’ physical or information technology infrastructure, networks and related management systems could result in, among other things, a breach of our networks and information technology infrastructure, the misappropriation of our or our tenants’ proprietary or confidential information, interruptions or malfunctions in our or our tenants’ operations, delays or interruptions to our ability to meet tenant needs, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records, unauthorized access to our facilities or other disruptions in our operations. Numerous sources can cause these types of incidents, including: physical or electronic security breaches; viruses, ransomware or other malware; hardware vulnerabilities such as Meltdown and Spectre; accident or human error by our own personnel or third parties; criminal activity or malfeasance (including by our own personnel); fraud or impersonation scams perpetrated against us or our partners or tenants; or security events impacting our third-party service providers or our partners or tenants. Our exposure to cybersecurity threats and negative consequences of cybersecurity breaches will likely increase as we store an increasing amount of tenant data.

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

As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting in the future, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover any such weaknesses or deficiencies, we will make efforts to further improve our internal control over financial reporting controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on the NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

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

We obtain Phase I environmental site assessments on all properties we finance or acquire, however, these assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain ACM. Strict environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Strict environmental laws also apply to other activities that can occur on a property, such as air emissions and water discharges, and such laws may impose fines and penalties for violations.

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

As of December 31, 2021, the total principal balance outstanding on our indebtedness was approximately $3.0 billion, of which the $288.4 million outstanding under the 2019 Credit Facility incurs interest at a variable rate. We may also incur significant additional debt to finance future investment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact our acquisition yields, earnings per share and cash flow as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us. Total debt service, including scheduled principal maturities and interest, for 2022 and 2023 is $94.0 million and $379.8 million, respectively. Debt service includes the final repayment of $288.4 million for the 2019 Credit Facility in 2023.

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

Some of our financings require us to make a lump-sum or “balloon” payment at maturity, including the final repayment of $288.4 million for the 2019 Credit Facility in 2023. Our ability to make any balloon payment is uncertain and may depend on our ability to obtain additional financing or our ability to sell our properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell our properties at a price sufficient to make the balloon payment, if at all. If the balloon payment is refinanced at a higher rate, it will reduce or eliminate any income from our properties. In addition, if we are unable to refinance these maturities or otherwise retire the indebtedness, we could be forced to relinquish the related collateral.

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

As permitted by the MGCL, we have elected, by resolution of our Board of Directors, to opt out of the business combination provisions of the MGCL and, pursuant to a provision in our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our Board of Directors may, by resolution, elect to repeal the exemption from the business combination provisions of the MGCL and may, by amendment to our bylaws, opt into the control share provisions of the MGCL at any time in the future, whether before or after an acquisition of control shares.

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

As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken by any of our directors or officers impede the performance of our company, our stockholders' and our ability to recover damages from such director or officer may be limited. In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital and could materially and adversely affect the trading price of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. To qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, the composition of our assets and the sources of our income. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

In addition, legislation, new regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our TRSs will be subject to income tax as regular corporations in the jurisdictions in which they operate.

If Spirit MTA REIT failed to qualify as a REIT, we could cease to qualify as a REIT and suffer other adverse consequences.

If Spirit MTA REIT failed to qualify as a REIT for any taxable year, such failure to qualify as a REIT could adversely affect our ability to qualify as a REIT. If Spirit MTA REIT failed to qualify as a REIT during the year of the Spin-Off, the income recognized by us in connection with the Spin-Off would not have constituted qualifying income for purposes of the 75% gross income test, which could have adversely affected our ability to qualify as a REIT for such year. In addition, if Spirit MTA REIT failed to qualify as a REIT for any period, the SMTA Preferred Stock would not have qualified as a real estate asset for purposes of the REIT asset tests or produced qualifying income for purposes of the REIT 75% gross income test for such period. In such case, our ownership of the SMTA Preferred Stock during such period could adversely affect our ability to qualify as a REIT, unless we are entitled to relief under an applicable cure provision.

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

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions. Accordingly, satisfying the REIT requirements could materially and adversely affect us.

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

If we acquire any asset from a corporation that is or has been a C corporation in a carry-over basis transaction, and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the regular corporate tax rate on this gain to the extent of the excess of the fair market value of the asset over our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction, and as a result may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. Any adjustments to the acquired corporation’s income for taxable years ending on or before the date of the transaction, including as a result of an examination of the corporation’s tax returns by the IRS, could affect the calculation of the corporation’s earnings and profits. If the IRS were to determine that we acquired non-REIT earnings and profits from a corporation that we failed to distribute prior to the end of the taxable year in which the carry-over basis transaction occurred, we could avoid disqualification as a REIT by paying a “deficiency dividend.” Under these procedures, we generally would be required to distribute any such non-REIT earnings and profits to our stockholders within 90 days of the determination and pay a statutory interest charge at a specified rate to the IRS. Such a distribution would be in addition to the distribution of REIT taxable income necessary to satisfy the REIT distribution requirement and may require that we borrow funds to make the distribution even if the then-prevailing market conditions are not favorable for borrowings. In addition, payment of the statutory interest charge could materially and adversely affect us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

PROPERTY PORTFOLIO DIVERSIFICATION

2,003	99.8%	49	321	35
Owned Properties	Occupancy	States	Tenants	Industries

Diversification By Tenant

The following is a summary of tenant concentration for our owned real estate as of December 31, 2021:

Tenant Concept (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness	8	926	3.0%
ClubCorp	20	962	2.9%
Church's Chicken	161	232	2.2%
BJ's Wholesale Club	9	1,028	2.2%
At Home	14	1,684	2.1%
Home Depot	8	946	2.0%
Circle K	75	228	1.9%
Dollar Tree / Family Dollar	111	980	1.8%
GPM (C-Store)	109	303	1.7%
Walgreens	33	472	1.7%
Other(2)	1,451	40,899	78.5%
Vacant	4	485	—
Total	2,003	49,145	100.0%

(1)

Tenant concentration represents concentration by the legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Concentration is shown by tenant concept, which represents the brand or trade name under which the tenant operates. Other tenants may operate under the same or similar brand or trade name.

(2)	No tenants within Other individually account for greater than 1.7% of ABR.

Lease Expirations

As of December 31, 2021, the weighted average remaining non-cancellable initial term of our leases (based on ABR) was 10.4 years. The following is a summary of lease expirations for our owned real estate as of December 31, 2021, assuming that tenants do not exercise any renewal options or early termination rights:

Leases Expiring In:	Number of Properties	ABR (in thousands)	Total Square Feet (in thousands)	Percent of ABR
2022	30	$9,638	870	1.5%
2023	83	24,586	2,174	4.2%
2024	48	17,566	1,565	3.0%
2025	53	19,318	1,547	3.3%
2026	125	42,069	4,144	7.2%
2027	150	48,025	3,778	8.2%
2028	119	33,091	2,267	5.6%
2029	315	42,096	2,832	7.2%
2030	78	23,314	2,384	4.0%
2031	71	34,815	4,378	5.9%
Thereafter	927	293,613	22,721	49.9%
Vacant	4	—	485	—
Total owned properties	2,003	$588,131	49,145	100.0%

Diversification By Geography

The following is a summary of geographic concentration for our owned real estate as of December 31, 2021:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	277	5,671	12.2%	Arkansas	42	637	1.2%
Florida	166	2,996	8.9%	Massachusetts	6	689	1.2%
Georgia	142	2,755	6.0%	Utah	18	334	1.0%
Ohio	92	3,447	5.4%	Kansas	18	805	1.0%
California	28	1,559	4.2%	Alaska	9	319	0.9%
Tennessee	115	2,185	4.1%	New Jersey	13	462	0.9%
Michigan	90	2,080	3.9%	New Hampshire	17	645	0.9%
Illinois	52	1,395	3.4%	Wisconsin	13	700	0.9%
New York	37	2,054	3.4%	Idaho	16	273	0.8%
North Carolina	89	1,892	3.3%	Connecticut	6	860	0.7%
Arizona	47	955	2.9%	Washington	8	136	0.5%
Missouri	66	1,567	2.9%	Maine	27	85	0.4%
South Carolina	61	1,073	2.8%	West Virginia	12	191	0.4%
Alabama	100	1,145	2.7%	Delaware	2	128	0.3%
Maryland	11	1,401	2.7%	Nebraska	8	218	0.3%
Colorado	31	1,158	2.3%	Montana	3	152	0.3%
Virginia	45	1,339	2.2%	North Dakota	3	105	0.3%
Minnesota	26	1,050	2.1%	Iowa	11	149	0.2%
Indiana	40	1,810	1.9%	Rhode Island	3	95	0.2%
Oklahoma	54	1,030	1.8%	Oregon	3	105	0.2%
New Mexico	31	692	1.7%	South Dakota	2	30	0.2%
Mississippi	53	745	1.6%	Wyoming	1	35	0.1%
Pennsylvania	32	827	1.6%	U.S. Virgin Islands	1	38	0.1%
Kentucky	47	635	1.6%	Nevada	1	12	0.1%
Louisiana	27	479	1.3%	Vermont	1	2	*
*	Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following is a summary of asset type concentration, the industry of the underlying tenant operations for our retail properties and the underlying property use for our non-retail properties as of December 31, 2021:

Asset Type	Tenant Industry / Underlying Use	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,749	27,534	71.6%
	Health and Fitness	46	2,631	7.2%
	Convenience Stores	328	1,045	6.7%
	Restaurants - Quick Service	355	778	5.5%
	Restaurants - Casual Dining	131	908	4.9%
	Dealerships	30	993	4.1%
	Movie Theaters	37	1,953	4.1%
	Car Washes	85	414	3.9%
	Drug Stores / Pharmacies	76	976	3.7%
	Automotive Service	126	1,032	3.5%
	Entertainment	25	1,070	3.1%
	Dollar Stores	191	1,768	3.0%
	Warehouse Club and Supercenters	15	1,659	2.7%
	Home Improvement	15	1,692	2.6%
	Grocery	36	1,654	2.6%
	Home Décor	17	2,235	2.4%
	Specialty Retail	53	1,198	2.1%
	Sporting Goods	19	1,124	2.1%
	Department Stores	16	1,424	1.7%
	Early Education	41	450	1.6%
	Home Furnishings	18	839	1.5%
	Automotive Parts	55	388	0.9%
	Other	9	311	0.7%
	Office Supplies	13	286	0.5%
	Pet Supplies & Service	4	133	0.4%
	Apparel	4	88	0.1%
	Vacant	4	485	—
Non-Retail		254	21,611	28.4%
	Distribution	133	10,413	10.7%
	Manufacturing	54	7,971	7.8%
	Country Club	20	962	2.9%
	Office	8	1,087	2.7%
	Medical	34	601	2.6%
	Data Center	3	429	1.1%
	Hotel	1	122	0.5%
	Flex	1	26	0.1%
Total		2,003	49,145	100.0%

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

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION FOR COMMON STOCK, HOLDERS OF RECORD AND DIVIDEND POLICY

Our common stock is traded on the NYSE under the symbol “SRC.” As of February 10, 2022, there were approximately 2,024 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

No sales of unregistered securities. Net proceeds of $197.2 million from sales of registered securities during the fourth quarter of 2021 were used for funding acquisitions, operating expenses and payment of interest and principal on current debt financings.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PERFORMANCE GRAPH

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act. The following graph shows our cumulative total stockholder return for the five most recent fiscal years, with stock prices retroactively adjusted for the Spin-Off of SMTA. The graph assumes a $100 investment in each of the indices on December 31, 2016 and the reinvestment of all cash dividends. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ended
Index:	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Spirit Realty Capital, Inc.	$100.00	$86.74	$86.18	$127.20	$111.98	$141.82
S&P 500	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
NAREIT US Equity REIT Index	$100.00	$105.23	$100.36	$126.45	$116.34	$166.64

Item 6.   [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC." We are a self-administered and self-managed REIT with in-house capabilities including acquisition, credit research, asset management, portfolio management, real estate research, legal, finance and accounting functions. We primarily invest in single-tenant real estate assets throughout the United States, which are generally acquired through sale-leaseback transactions and subsequently leased on a long-term, triple-net basis to high quality tenants operating in retail, industrial, and other property types. Single-tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs.

As of December 31, 2021, our diverse portfolio consisted of 2,003 owned properties across 49 states, which were leased to 321 tenants operating in 35 industries. As of December 31, 2021, our owned properties were approximately 99.8% occupied.

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

On May 31, 2018, we completed a Spin-Off of certain assets into an independent, publicly traded REIT, SMTA. In conjunction with the Spin-Off, we entered into the Asset Management Agreement, pursuant to which we served as the external asset manager for SMTA for an annual management fee of $20.0 million. In September 2019, SMTA approved a plan of liquidation, the Asset Management Agreement was terminated and the Interim Management Agreement with SMTA became effective. Pursuant to the Interim Management Agreement, we were entitled to receive $1 million during the initial one-year term and $4 million for any renewal one-year term to manage and liquidate the remaining SMTA assets. The Interim Management Agreement was terminated effective September 4, 2020 and we have no further continuing involvement with SMTA.

COVID-19 PANDEMIC IMPACT

At the onset of the COVID-19 pandemic in 2020, many of our tenants requested rent deferrals or other forms of relief. Our discussions with tenants requesting relief substantially focused on industries that were directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread, particularly movie theaters, casual dining restaurants, entertainment, health and fitness and hotels. Since the beginning of 2021, we have seen a reduction in the impact of the COVID-19 pandemic and we expect that trend to continue. For the year ended December 31, 2020, we deferred $31.9 million of rent and abated $6.3 million of rent. For the year ended December 31, 2021, we deferred $8.4 million of rent and had net reversals of previous reserves against deferred rent of $5.0 million, resulting in $13.4 million recognized in rental income, and we abated $1.5 million of rent.

As of December 31, 2021, we had an accounts receivable balance related to deferred rent of $15.3 million, compared to $20.2 million as of December 31, 2020. The deferral periods range generally from one to six months, with an average deferral period of three months and an average repayment period of 12 months. As of February 10, 2022, we have not granted any additional deferrals or abatements beyond 2021. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period. Refer to Part I, Item 1A. “Risk Factors” for additional information about the potential impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our stockholders.

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

Rental Income: Cash and Straight-line Rent

We primarily lease real estate to our tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, we assess the terms and conditions of the lease to determine the appropriate lease term and do not include options to extend, terminate or purchase in our evaluation for lease classification or for recognizing rental income unless we are reasonably certain the tenant will exercise the option. Evaluation of lease classification also requires an estimate of the residual value of the real estate at the end of the lease term. For acquisitions, we use the tangible fair value of the property at the date of acquisition. For lease modifications, we generally use sales comparables or a direct capitalization approach to determine residual value.

In conjunction with the FASB Staff Q&A released in April 2020, we elected to account for lease concessions related to the COVID-19 pandemic consistent with ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether they explicitly exist in the lease). As such, rent deferrals are recorded as an increase to rent receivables and recognized as income during the deferral period. Lease concessions other than rent deferrals have been evaluated to determine if a substantive change to the consideration in the original lease contract occurred and should be accounted for as a lease modification.

Our leases generally provide for rent escalations throughout the term of the lease. For leases with fixed escalators, rental income is recognized on a straight-line basis to produce a constant periodic rent over the term of the lease. For leases with variable escalators, increases in rental revenue are recognized when the changes in the rental rates have occurred. Some of our leases also provide for contingent rent based on a percentage of the tenant’s gross sales, which is recognized when the change in the factor on which the contingent lease payment is based actually occurs.

Rental income is subject to an evaluation for collectability, which includes our estimates of amounts that will not be realized based on an assessment of the risks inherent in the portfolio, considering historical experience, as well as the tenant's payment history and financial condition. We do not recognize rental income for amounts that are not probable of collection.

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

Impairment is calculated as the amount by which the carrying value exceeds the estimated fair value, or for assets held for sale, the amount by which the carrying value exceeds fair value less costs to sell. Estimating fair values is highly subjective and such estimates could differ materially from actual results. The fair values of real estate and intangible assets are determined using the following information, depending on availability, in order of preference: signed purchase and sale agreements or letters of intent; broker opinions of value; recently quoted bid or ask prices, or market prices for comparable properties; estimates of discounted cash flows; and expectations for the use of the real estate.

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

SUPPLEMENTAL GUARANTOR DISCLOSURES

In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered guaranteed securities. As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are no longer required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Prior to the amendment, a parent company was required to provide certain financial information about the subsidiary on an ongoing basis until the guaranteed debt was no longer outstanding.

The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At December 31, 2021, the Operating Partnership had issued and outstanding the Senior Unsecured Notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the Senior Unsecured Notes are guaranteed on a senior, full and unconditional basis by the Company. The Operating Partnership is a wholly-owned subsidiary of the Company, and the Company owns all of its assets and conducts all of its operations through the Operating Partnership and the Operating Partnership is consolidated into the Company’s financial statements.

In accordance with the SEC rules, separate consolidated financial statements of the Operating Partnership are not presented because the assets, liabilities and results of operations of the Operating Partnership are not materially different than the corresponding amounts in the Company’s consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.

	Year Ended December 31,		Increase /
(In Thousands)	2021	2020	(Decrease)
Revenues:
Rental income	$606,099	$479,901	$126,198
Interest income on loans receivable	29	998	(969)
Earned income from direct financing leases	526	571	(45)
Related party fee income	—	678	(678)
Other income	1,736	1,469	267
Total revenues	608,390	483,617	124,773
Expenses:
General and administrative	52,608	48,380	4,228
Property costs (including reimbursable)	23,232	24,492	(1,260)
Deal pursuit costs	1,136	2,432	(1,296)
Interest	103,003	104,165	(1,162)
Depreciation and amortization	244,624	212,620	32,004
Impairments	23,760	81,476	(57,716)
Total expenses	448,363	473,565	(25,202)
Other income:
Loss on debt extinguishment	(29,186)	(7,227)	(21,959)
Gain on disposition of assets	41,468	24,156	17,312
Total other income	12,282	16,929	(4,647)
Income before income tax expense	172,309	26,981	145,328
Income tax expense	(607)	(273)	334
Net income	$171,702	$26,708	$144,994

Changes related to operating properties

The components of rental income are summarized below (in thousands):

Base Cash Rent; Depreciation and amortization

The increase in Base Cash Rent, the largest component of rental income, year-over-year was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 166 properties during 2021 with a total of $84.4 million of annual in-place rent (monthly fixed rent at date of transaction multiplied by 12). During the same period, we disposed of 23 properties, 15 of which were vacant and the remaining 8 had annual in-place rents of $3.2 million. Our acquisition and disposition activity for the year ended December 31, 2021 is summarized below (in thousands):

In addition, we observed recovery in 2021 from the impact of the COVID-19 pandemic and related tenant credit issues we experienced in 2020 and had minimal new tenant credit issues in 2021. We reserved $10.9 million of Base Cash Rent for the year ended December 31, 2020 for amounts deemed not probable of collection. For the year ended December 31, 2021, we reversed a significant amount of those reserves and had minimal new reserves unrelated to the COVID-19 pandemic, resulting in a net recovery of $5.5 million. Rent abatements executed as relief for the COVID-19 pandemic also decreased from $6.3 million for the year ended December 31, 2020 to $1.5 million for the year ended December 31, 2021.

Variable cash rent (including reimbursable); Property costs (including reimbursable)

Variable cash rent is primarily comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection. For the years ended December 31, 2021 and 2020, tenant reimbursement income was $14.3 million and $12.3 million, respectively, while reimbursable property expenses were $14.1 million and $14.5 million, respectively. The increase in tenant reimbursement income was due to fewer tenant credit issues, while reimbursable property expenses remained relatively flat year-over-year. Other variable cash income increased from $0.9 million for the year ended December 31, 2020 to $2.5 million for the year ended December 31, 2021, primarily due to a lease converting to a contingent rent arrangement based on tenant sales during 2021.

Non-reimbursable property expenses decreased year-over-year. For the years ended December 31, 2021 and 2020, non-reimbursable property costs were $9.1 million and $10.0 million, respectively, with the change driven by fewer tenant credit issues in 2021.

Straight-line rent, net of uncollectible reserve; Amortization of above- and below- market lease intangibles, net

Non-cash rental income consists of straight-line rental revenue, amortization of above- and below- market lease intangibles and bad debt expense. In conjunction with the reduction in tenant credit issues, in the second quarter of 2021 we reversed a significant amount of reserves for straight-line rent previously deemed not probable of collection and had minimal reserves for straight-line rent in 2021, resulting in an increase in non-cash rental income of $25.8 million year-over-year. The remaining increase in non-cash rental income was due to increases in straight-line rent as a result of our net acquisitions described above and certain lease modifications.

Impairments

The decrease in impairments year-over-year was driven by a recovery in the commercial real estate market and tenant performance in 2021, after the downturn in early 2020 at the onset of the COVID-19 pandemic. For the year ended December 31, 2021, we recorded $20.0 million of impairment on 20 underperforming properties, compared to $49.0 million recorded on 28 underperforming properties for the year ended December 31, 2020. Additionally, impairment of $18.2 million was recorded on lease intangible assets for the year ended December 31, 2020, primarily as a result of a tenant bankruptcy during the second quarter of 2020 which resulted in the termination of a four-property master lease, with no significant tenant bankruptcies in 2021.

The slight decrease in vacancy rates also resulted in a decrease in impairment on vacant properties year-over-year. For the year ended December 31, 2021, we recorded $3.2 million of impairment on five vacant properties, compared to $14.2 million recorded on eight vacant properties for the year ended December 31, 2020.

Finally, we recorded an allowance for credit loss of $0.1 million during the year ended December 31, 2020 on our direct financing lease as a result of adopting ASU 2016-13 in 2020, compared to recording an allowance for credit loss of $0.6 million during the year ended December 31, 2021 as a result of entering into a new loan receivable.

Gain on disposition of assets

Gain on disposition of assets increased year-over-year. During the year ended December 31, 2021, we recognized net gains of $38.0 million on the sales of eight occupied properties, net gains of $1.4 million on the sales of 15 vacant properties, net gains of $1.7 million on asset substitutions, a $0.3 million gain related to a property reconstructed by a tenant after previous fire damage and other net gains of $0.1 million.

During the year ended December 31, 2020, we recognized net gains of $23.2 million on the sales of 18 occupied properties and net gains of $1.3 million on the sales of 20 vacant properties. These net gains were partially offset by a $0.2 million loss recorded on the sale of a note receivable and other net losses of $0.1 million.

Changes related to debt

Interest expense; Loss on debt extinguishment

Our debt is summarized below (in thousands):

During the first quarter of 2020, we did not issue or extinguish any debt. During the second quarter of 2020, we entered into the 2020 Term Loans. During the third quarter of 2020, we issued $450.0 million of 2031 Senior Notes, which triggered a mandatory repayment of $222.0 million of the 2020 Term Loans that resulted in a loss on debt extinguishment of $1.0 million. Remaining proceeds from the 2031 Senior Notes issuance were primarily utilized to repurchase $154.6 million of 2021 Convertible Notes, resulting in a loss on debt extinguishment of $6.2 million.

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

While these changes in our debt structure resulted in an overall increase in our total debt outstanding, the issuance of new debt at lower interest rates reduced our weighted average interest rate from 3.64% at December 31, 2020 to 3.04% at December 31, 2021. The components of interest expense are summarized below (in thousands):

Changes related to general and administrative expenses

General and administrative expenses increased, driven by an increase in compensation expenses of $4.2 million year-over-year. The increase in compensation expenses primarily resulted from lower executive bonuses in 2020 due to the impact of the COVID-19 pandemic on performance metrics, and the improvement of those performance metrics in 2021 as our tenants and our results have recovered from the impact of the COVID-19 pandemic. Additionally, IT software and licensing expenses increased by $0.5 million year-over-year due to the implementation of additional technology. These increases were partially offset by a decrease year-over-year of $1.0 million in expenses recognized related to the COVID-19 pandemic, including legal fees for executing rent deferral or abatement agreements.

LIQUIDITY AND CAPITAL RESOURCES

ATM Program

In November 2021, the Board of Directors approved a new $500.0 million 2021 ATM program, and we terminated the 2020 ATM Program. Sales of shares of our common stock under the 2021 ATM Program may be made in sales deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The 2021 ATM Program contemplates that, in addition to the issuance and sale by us of shares of our common stock to or through the agents, we may enter into separate forward sale agreements with one of the agents or one of their respective affiliates (in such capacity, each, a “forward purchaser”). When we enter into a forward sale agreement, we expect that the forward purchaser will attempt to borrow from third parties and sell, through a forward seller, shares of our common stock to hedge the forward purchaser's exposure under the forward sale agreement. We will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller.

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

During the year ended December 31, 2021, 8.5 million shares of our common stock were sold under the ATM Programs, comprised of 5.8 million shares sold under the 2020 ATM Program and 2.7 million shares sold under the 2021 ATM Program. All of these sales were through forward sales agreements, except for 0.4 million of the shares sold under the 2021 ATM Program. The forward sale price that we receive upon physical settlement of the agreements is subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of December 31, 2021, there were 0.1 million shares remaining under open forward sales agreements with a weighted average forward price of $47.45. Assuming the full physical settlement of those open forward sales agreements, we have $375.9 million remaining under the 2021 ATM Program as of December 31, 2021.

Short-term liquidity and capital resources

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our 2021 ATM program. As of December 31, 2021, available liquidity was comprised of $17.8 million in cash and cash equivalents and $511.6 million of borrowing capacity under the 2019 Credit Facility. Also, as of December 31, 2021, we had $2.6 million of expected proceeds available assuming the full physical settlement of our open forward sale agreements under our 2021 ATM Program, with remaining capacity of $375.9 million.

Subsequent to year end, we entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9.4 million shares of common stock at an initial public offering price of $47.60 per share, before underwriting discounts and offering expenses. We did not receive any proceeds from the sale of our shares of common stock by the forward purchasers at the time of the offering. The forward sale price that we will receive upon physical settlement of the forward sale agreements is subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. As of February 10, 2022, the forward sale agreements for all 9.4 million shares remained open, with expected proceeds of $430.8 million assuming full physical settlement.

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

2019 Credit Facility

As of December 31, 2021, the aggregate gross commitment under the 2019 Credit Facility was $800.0 million, which may be increased up to $1.2 billion by exercising an accordion feature, subject to satisfying certain requirements and obtaining additional lender commitments. The 2019 Credit Facility has a maturity of March 31, 2023 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of December 31, 2021, there were no subsidiaries that met this requirement.

As of December 31, 2021, the 2019 Credit Facility bore interest at 1-Month LIBOR plus 0.90%, with $288.4 million in borrowings outstanding, and a ratings-based facility fee in the amount of 0.20% per annum. As of December 31, 2021, there were no letters of credit outstanding.

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

In addition to these covenants, the 2019 Revolving Credit and Term Loan Agreement also included other customary affirmative and negative covenants, such as (i) limitation on liens and negative pledges; (ii) transactions with affiliates; (iii) limitation on mergers, consolidations and sales of all or substantially all assets; (iv) maintenance of status as a REIT and listing on any national securities exchange; and (v) material modifications to organizational documents. As of December 31, 2021, the Corporation and the Operating Partnership were in compliance with these covenants.

Senior Unsecured Notes

As of December 31, 2021, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	December 31, 2021
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	$300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	$450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	$400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	$500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	$450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	$350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

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

The indentures governing the Senior Unsecured Notes also include other customary affirmative and negative covenants, including (i) maintenance of the Corporation’s existence; (ii) payment of all taxes, assessments and governmental charges levied against the Corporation; (iii) reporting on financial information; and (iv) maintenance of properties and insurance. As of December 31, 2021, the Corporation and the Operating Partnership were in compliance with these covenants.

Mortgages payable

In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants. As of December 31, 2021, we had two fixed-rate CMBS loans with $5.4 million of aggregate outstanding principal. One of the CMBS loans, with principal outstanding of $4.7 million, matures in August 2031 and has a stated interest rate of 5.80%. The other CMBS loan, with principal outstanding of $0.7 million, matures in December 2025 and has a stated interest rate of 6.00%. Both CMBS loans are partially amortizing and require a balloon payment at maturity.

Debt Maturities

Future principal payments due on our various types of debt outstanding as of December 31, 2021 (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
2019 Credit Facility	$288,400	$—	$288,400	$—	$—	$—	$—
Senior Unsecured Notes	2,750,000	—	—	—	—	300,000	2,450,000
Mortgages payable	5,350	525	556	590	626	469	2,584
	$3,043,750	$525	$288,956	$590	$626	$300,469	$2,452,584

Contractual Obligations

The following table provides information with respect to our commitments, which are primarily composed of our debt obligations as discussed above, as of December 31, 2021 (in thousands):

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt - Principal	$3,043,750	$525	$289,546	$301,095	$2,452,584
Debt - Interest (1)	661,018	93,467	180,350	174,927	212,274
Acquisitions Under Contract (2)	165,288	165,288	—	—	—
Capital Improvements	67,370	59,449	7,921	—	—
Operating Lease Obligations	6,527	1,243	2,463	2,480	341
Total	$3,943,953	$319,972	$480,280	$478,502	$2,665,199

(1)

Debt - Interest has been calculated based on outstanding balances as of December 31, 2021 through their respective maturity dates and excludes unamortized non-cash deferred financing costs of $20.3 million and unamortized debt discount, net of $10.8 million.

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

CASH FLOWS

In this section, we discuss our cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table presents a summary of our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
Net cash provided by operating activities	$411,133	$314,312	$96,821
Net cash used in investing activities	(1,169,827)	(747,750)	(422,077)
Net cash provided by financing activities	693,195	490,713	202,482
Net (decrease) increase in cash, cash equivalents and restricted cash	$(65,499)	$57,275	$(122,774)

As of December 31, 2021, we had $17.8 million of cash, cash equivalents, and restricted cash as compared to $83.3 million as of December 31, 2020.

Operating Activities

Cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs. The increase in net cash provided by operating activities was driven by the net increase in cash rental revenue of $114.6 million, driven by net acquisitions over the trailing twelve month period, as well as cash collections of previously reserved rents as our tenants recovered from the COVID-19 pandemic.

The increase in net cash provided by operating activities was partially offset by the following:

•	an increase in cash interest paid of $7.0 million driven by the issuance of the 2027 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, and 2031 Senior Notes, all of which pay interest semi-annually,
•	a decrease of interest income of $1.0 million as a result of the collection of principal on all loans receivable during 2020, and
•	a decrease in related party fee income of $0.6 million driven by the termination of the Interim Management Agreement effective September 4, 2020.

Investing Activities

Cash used in investing activities is primarily relates to acquisitions of real estate and capitalized real estate expenditures. Cash provided by investing activities primarily relates to dispositions of real estate.

Net cash used in investing activities during the year ended December 31, 2021 included $1.2 billion for the acquisition of 166 properties, $22.0 million of capitalized real estate expenditures and $11.0 million for investments in loans receivable. These outflows were partially offset by $99.0 million in net proceeds from dispositions, comprised of $97.0 million for 23 properties sold in 2021 and $2.0 million that was collected from a disposal that occurred in 2020.

During the same period in 2020, net cash used in investing activities included $867.5 million for the acquisition of 146 properties and $12.7 million of capitalized real estate expenditures. These outflows were partially offset by $100.6 million in net proceeds from the disposition of 38 properties and the sale of one loan receivable. Additionally, the outflows were further offset by the collection of $31.8 million of principal on loans receivable, which includes $28.7 million for the paydown of the outstanding loan balances.

Financing Activities

Cash provided by or used in financing activities primarily relates to borrowings under our revolving credit facilities and term loans, issuances of common stock and Senior Unsecured Notes, and dividends paid on our common and preferred stock.

Net cash provided by financing activities during the year ended December 31, 2021 was primarily attributable to borrowings of $794.8 million under Senior Unsecured Notes, net proceeds from the issuance of common stock of $533.9 million and net borrowings of $288.4 million under our revolving credit facilities. These amounts were partially offset by payment of dividends to equity owners of $308.4 million, repayments of $208.9 million on mortgages payable, repayments of $190.4 million on convertible notes, repayments of $178.0 million on term loans, debt extinguishment costs of $26.7 million, deferred financing costs of $7.1 million and common stock repurchases for employee tax withholdings totaling $4.4 million.

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

Non-GAAP Financial Measures

FFO AND AFFO

FFO is a supplemental non-GAAP financial measure calculated in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions. We believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, gains and losses from property dispositions and impairment charges, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.

AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, such as net gains (losses) on debt extinguishment, deal pursuit costs, default interest and fees on non-recourse mortgage indebtedness, costs associated with termination of interest rate swaps, costs related to the COVID-19 pandemic, and certain non-cash items. These certain non-cash items include non-cash interest expense (comprised of amortization of deferred financing costs and amortization of net debt discount/premium), non-cash revenues (comprised of straight-line rents net of bad debt expense, amortization of lease intangibles, and amortization of net premium/discount on loans receivable), and non-cash compensation expense.

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

EBITDAre, Adjusted EBITDAre and Annualized Adjusted EBITDAre

EBITDAre is a non-GAAP financial measure computed in accordance with standards established by NAREIT. EBITDAre represents net income (loss) (computed in accordance with GAAP), excluding interest expense, income tax expense, depreciation and amortization, net (gains) losses from property dispositions, and impairment charges.

Adjusted EBITDAre represents EBITDAre as adjusted for revenue producing acquisitions and dispositions for the quarter (as if such acquisitions and dispositions had occurred as of the beginning of the quarter), construction rent collected, not yet recognized in earnings, and for other certain items that we believe are not indicative of our core operating performance. These other certain other items include deal pursuit costs, net (gains) losses on debt extinguishment, costs related to the COVID-19 pandemic, and non-cash compensation expense. We focus our business plans to enable us to sustain increasing shareholder value. Accordingly, we believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income, provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.

Annualized Adjusted EBITDAre is calculated as Adjusted EBITDAre for the quarter, adjusted for straight-line rent related to prior periods, including amounts deemed not probable of collection (recoveries), and items where annualization would not be appropriate, multiplied by four. Our computation of Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology used by other equity REITs to calculate these measures and, therefore, may not be comparable to such other REITs.

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

FFO and AFFO

	Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Net income attributable to common stockholders	$161,352	$16,358	$164,916
Portfolio depreciation and amortization	244,053	212,038	174,895
Portfolio impairments	23,760	81,476	24,091
Gain on disposition of assets	(41,468)	(24,156)	(58,850)
FFO attributable to common stockholders	$387,697	$285,716	$305,052
Loss on debt extinguishment	29,186	7,227	14,330
Deal pursuit costs	1,136	2,432	844
Non-cash interest expense	8,890	12,428	14,175
Accrued interest and fees on defaulted loans	—	—	285
Straight-line rent, net of uncollectible reserve	(44,758)	(11,876)	(16,924)
Other amortization and non-cash charges	(2,847)	(918)	(2,769)
Swap termination costs	—	—	12,461
Non-cash compensation expense	14,003	12,640	14,277
Costs related to COVID-19 (1)	778	1,798	—
AFFO attributable to common stockholders (2)	$394,085	$309,447	$341,731

Net income per share of common stock - diluted	$1.35	$0.15	$1.81
FFO per share of common stock - diluted (3)	$3.26	$2.73	$3.34
AFFO per share of common stock - diluted (3)	$3.31	$2.95	$3.75
AFFO per share of common stock, excluding AM termination fee - diluted (3)(4)	N/A	N/A	$3.34
AFFO per share of common stock, excluding out of period rent COVID-19 recoveries - diluted (3)(5)	$3.25	N/A	N/A
Weighted average shares of common stock outstanding - diluted	118,715,838	104,535,384	90,869,312

(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

AFFO includes $13.4 million and $26.3 million for the years ended December 31, 2021 and 2020, respectively, of deferred rental income recognized in conjunction with the FASB’s relief for deferral agreements extended as a result of the COVID-19 pandemic.

(3)

Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Years Ended December 31,
	2021	2020	2019
FFO	$0.7 million	$0.8 million	$1.2 million
AFFO	$0.8 million	$0.9 million	$1.4 million
(4)

AFFO per share of common stock, excluding $48.2 million of termination fee income, net of $11.3 million in income tax expense recognized in 2019. The termination fee was received in conjunction with SMTA’s sale of Master Trust 2014 in September 2019 and termination of the Asset Management Agreement on September 20, 2019. AFFO attributable to common stockholders has not been adjusted to exclude the following amounts for the year ended December 31, 2019: (i) asset management fees of $14.7 million; (ii) property management and servicing fees of $5.4 million; (iii) preferred dividend income from SMTA $10.8 million; (iv) interest income on related party notes receivable of $1.1 million and an early repayment premium of $0.9 million; and (v) interest expense on related party loans payable of $0.2 million.

(5)	AFFO per share of common stock, excluding $7.0 million of recoveries recognized in 2021 for amounts deemed not probable of collection in 2020 as a result of the COVID-19 pandemic.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	December 31,
(Dollars in thousands)	2021	2020
Revolving credit facilities	$288,400	$—
Term loans	—	177,309
Senior Unsecured Notes, net	2,718,641	1,927,348
Mortgages payable, net	5,551	212,582
Convertible Notes, net	—	189,102
Total debt, net	3,012,592	2,506,341
Unamortized debt discount, net	10,824	7,807
Unamortized deferred financing costs	20,334	18,515
Cash and cash equivalents	(17,799)	(70,303)
Restricted cash	—	(12,995)
Adjusted Debt	$3,025,951	$2,449,365

	Three Months Ended December 31,
(Dollars in thousands)	2021	2020
Net income	$44,369	$29,170
Interest	25,131	26,307
Depreciation and amortization	64,402	55,054
Income tax expense (benefit)	146	(133)
Gain on disposition of assets	(1,672)	(12,347)
Portfolio impairments	4,795	11,547
EBITDAre	$137,171	$109,598
Adjustments to revenue producing acquisitions and dispositions	5,801	4,596
Construction rent collected, not yet recognized in earnings (1)	309	—
Deal pursuit costs	276	802
Gain on debt extinguishment	—	(25)
Costs related to COVID-19 (2)	26	358
Non-cash compensation expense (1)	3,507	—
Adjusted EBITDAre	$147,090	$115,329
Adjustments related to straight-line rent (3)	(82)	(506)
Other adjustments for Annualized Adjusted EBITDAre (4)	105	397
Annualized Adjusted EBITDAre	$588,452	$460,880
Adjusted Debt / Annualized Adjusted EBITDAre (5)	5.1x	5.3x
(1)	Construction rent collected, not yet recognized in earnings and non-cash compensation expense were not included as an adjustment to EBITDAre during the three months ended December 31, 2020.
(2)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.

(3)

Adjustment for the three months ended December 31, 2021 relates to prior period straight-line rent recognized in the current period and adjustment for the three months ended December 31, 2020 relates to recoveries on straight-line rent receivable balances deemed not probable of collection in previous periods.

(4)

Adjustments for the three months ended December 31, 2021 are comprised of prior period property costs recognized in the current period. For the same period in 2020, adjustments are certain recoveries related to prior period amounts (rent deemed not probable of collection, abatements, property costs and tax expenses) and certain general and administrative expenses.

(5)

Adjusted Debt / Annualized Adjusted EBITDAre would be 5.1x if all 56 thousand shares under open forward sales agreements had been settled as of December 31, 2021 and 5.0x if the 4.1 million shares under open forward agreements had been settled as of December 31, 2020.

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

As of December 31, 2021, our assets were primarily long-term, fixed-rate leases, the vast majority of which have scheduled rent increases during the term of the lease. As of December 31, 2021, $2.8 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes and mortgages payable, with a weighted average stated interest rate of 3.25%, excluding amortization of deferred financing costs and debt discounts/premiums. The remaining $288.4 million of our indebtedness was variable-rate borrowings outstanding under our 2019 Credit Facility, with a stated interest rate of 1.03%. If 1-Month LIBOR as of December 31, 2021 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $288.4 million outstanding under the 2019 Credit Facility would impact our future earnings and cash flows by $2.9 million.

The estimated fair values of our Senior Unsecured Notes have been derived based on quoted prices in active markets, while the estimated fair values of the remaining debt instruments have been derived based on discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of December 31, 2021 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$288,400	$288,549
Senior Unsecured Notes, net (1)	2,718,641	2,865,187
Mortgages payable, net (1)	5,551	5,748

(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and debt discounts/premiums.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Spirit Realty Capital, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit Realty Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 14, 2022 expressed an unqualified opinion thereon.

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

February 14, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Spirit Realty Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2022 expressed an unqualified opinion thereon.

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

      Evaluation of Impairment on Real Estate Investments Held and Used

Description of the Matter

At December 31, 2021, the Company’s real estate assets held for investment (land, building, and improvements) totaled $6.4 billion. As discussed in Note 2 to the consolidated financial statements, the Company reviews its real estate investments held for investment periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers factors such as expected future undiscounted cash flows, estimated residual value, and market trends (such as the effects of leasing demand and competition) in assessing recoverability of these investments. Key assumptions used in estimating future cash flows and fair values include recently quoted bid or ask prices, market prices of comparable investments, contractual and comparable market rents, leasing assumptions, capitalization rates, and expectations for the use of the asset. A real estate asset held for investment is considered impaired if its carrying value exceeds its estimated undiscounted cash flows, and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value.

Auditing management’s evaluation of impairment on real estate assets held for investment is judgmental due to the estimation required in determining undiscounted cash flows that can be generated from the investment and determining the estimated fair value when the investment is not deemed recoverable from those estimated undiscounted future cash flows. In particular, the impairment evaluation is sensitive to the investment’s estimated residual value that is derived from the key assumptions stated above, which can be affected by expectations about future market or economic conditions, demand, and competition.

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

      Collectability of Lease Payments

Description of the Matter

The Company recorded $606.1 million in rental income for the year ended December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company evaluates the collectability of lease payments on a regular basis. The Company considers certain key factors in assessing collectability, including: tenant’s payment history and financial condition, business conditions in the industry in which the tenant operates, economic conditions of the geographic location in which the tenant operates, as well as other relevant tenant specific circumstances.

Auditing management’s evaluation of collectability of lease payments requires judgement as the assessment is based on tenant specific circumstances and expectations of future economic and market conditions. In particular, the longer-term nature of repayments of COVID-19 induced deferrals, the absence of cash receipts during the deferral period, and the current market environment requires the judgement of management in evaluating the collectability of billed and unbilled tenant receivables. Given the tenant specific nature of this evaluation and the uncertainty associated with future economic and market conditions, the related reserves against revenue and, as applicable, the subsequent reversal of previously recognized reserves are sensitive to the economic considerations of individual tenants described above and management’s judgment in evaluating the collectability conclusion.

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

Dallas, Texas

February 14, 2022

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31, 2021	December 31, 2020
Assets
Investments:
Real estate assets held for investment:
Land and improvements	$2,516,715	$2,090,592
Buildings and improvements	4,962,203	4,302,004
Less: accumulated depreciation	(1,033,391)	(850,320)
Total real estate assets held for investment, net	6,445,527	5,542,276
Intangible lease assets, net	426,972	367,989
Real estate assets under direct financing leases, net	7,442	7,444
Real estate assets held for sale, net	8,264	25,821
Loans receivable, net	10,450	—
Total investments, net	6,898,655	5,943,530
Cash and cash equivalents	17,799	70,303
Deferred costs and other assets, net	188,816	157,353
Goodwill	225,600	225,600
Total assets	$7,330,870	$6,396,786

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$288,400	$—
Term loans, net	—	177,309
Senior Unsecured Notes, net	2,718,641	1,927,348
Mortgages payable, net	5,551	212,582
Convertible Notes, net	—	189,102
Total debt, net	3,012,592	2,506,341
Intangible lease liabilities, net	128,077	121,902
Accounts payable, accrued expenses and other liabilities	190,402	167,423
Total liabilities	3,331,071	2,795,666
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both December 31, 2021 and December 31, 2020, liquidation preference of $25.00 per share	166,177	166,177
Common stock, $0.05 par value, 350,000,000 shares authorized: 127,699,235 and 114,812,615 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	6,385	5,741
Capital in excess of common stock par value	6,673,440	6,126,503
Accumulated deficit	(2,840,356)	(2,688,647)
Accumulated other comprehensive loss	(5,847)	(8,654)
Total stockholders’ equity	3,999,799	3,601,120
Total liabilities and stockholders’ equity	$7,330,870	$6,396,786

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$606,099	$479,901	$438,691
Interest income on loans receivable	29	998	3,240
Earned income from direct financing leases	526	571	1,239
Related party fee income	—	678	69,218
Other income	1,736	1,469	4,039
Total revenues	608,390	483,617	516,427
Expenses:
General and administrative	52,608	48,380	52,424
Termination of interest rate swaps	—	—	12,461
Property costs (including reimbursable)	23,232	24,492	18,637
Deal pursuit costs	1,136	2,432	844
Interest	103,003	104,165	101,060
Depreciation and amortization	244,624	212,620	175,465
Impairments	23,760	81,476	24,091
Total expenses	448,363	473,565	384,982
Other income:
Loss on debt extinguishment	(29,186)	(7,227)	(14,330)
Gain on disposition of assets	41,468	24,156	58,850
Preferred dividend income from SMTA	—	—	10,802
Total other income	12,282	16,929	55,322
Income before income tax expense	172,309	26,981	186,767
Income tax expense	(607)	(273)	(11,501)
Net income	171,702	26,708	175,266
Dividends paid to preferred stockholders	(10,350)	(10,350)	(10,350)
Net income attributable to common stockholders	$161,352	$16,358	$164,916

Net income per share attributable to common stockholders:
Basic	$1.36	$0.15	$1.81
Diluted	$1.35	$0.15	$1.81

Weighted average shares of common stock outstanding:
Basic	118,342,441	104,357,660	90,621,808
Diluted	118,715,838	104,535,384	90,869,312

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income attributable to common stockholders	$161,352	$16,358	$164,916
Other comprehensive income (loss):
Net reclassification of amounts from (to) AOCL	2,807	2,807	(4,302)
Total comprehensive income	$164,159	$19,165	$160,614

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2018	6,900,000	$166,177	85,787,355	$4,289	$4,995,697	$(2,357,255)	$(7,159)	$2,801,749
Net income	—	—	—	—	—	175,266	—	175,266
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Net income available to common stockholders	—	—	—	—	—	164,916	—	164,916
Other comprehensive loss	—	—	—	—	—	—	(4,302)	(4,302)
Dividends declared on common stock	—	—	—	—	—	(236,943)	—	(236,943)
Tax withholdings related to net stock settlements	—	—	(58,445)	(3)	—	(2,539)	—	(2,542)
Issuance of shares of common stock, net	—	—	16,578,423	829	676,361	—	—	677,190
Stock-based compensation, net	—	—	168,819	9	14,268	(1,017)	—	13,260
Other	—	—	—	—	(79)	—	—	(79)
Balances, December 31, 2019	6,900,000	$166,177	102,476,152	$5,124	$5,686,247	$(2,432,838)	$(11,461)	$3,413,249
Net income	—	—	—	—	—	26,708	—	26,708
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Net income available to common stockholders	—	—	—	—	—	16,358	—	16,358
Other comprehensive income	—	—	—	—	—	—	2,807	2,807
Dividends declared on common stock	—	—	—	—	—	(266,659)	—	(266,659)
Tax withholdings related to net stock settlements	—	—	(117,543)	(6)	—	(4,375)	—	(4,381)
Issuance of shares of common stock, net	—	—	12,137,210	607	427,632	—	—	428,239
Stock-based compensation, net	—	—	316,796	16	12,624	(1,133)	—	11,507
Balances, December 31, 2020	6,900,000	$166,177	114,812,615	$5,741	$6,126,503	$(2,688,647)	$(8,654)	$3,601,120
Net income	—	—	—	—	—	171,702	—	171,702
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Net income available to common stockholders	—	—	—	—	—	161,352	—	161,352
Other comprehensive income	—	—	—	—	—	—	2,807	2,807
Dividends declared on common stock	—	—	—	—	—	(306,325)	—	(306,325)
Tax withholdings related to net stock settlements	—	—	(206,597)	(10)	—	(4,385)	—	(4,395)
Issuance of shares of common stock, net	—	—	12,567,506	628	532,960	—		533,588
Stock-based compensation, net	—	—	525,711	26	13,977	(2,351)	—	11,652
Balances, December 31, 2021	6,900,000	$166,177	127,699,235	$6,385	$6,673,440	$(2,840,356)	$(5,847)	$3,999,799

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$171,702	$26,708	$175,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,624	212,620	175,465
Impairments	23,760	81,476	24,091
Amortization of deferred financing costs	3,942	5,278	6,289
Amortization of debt discounts	2,140	4,343	7,028
Amortization of deferred losses on interest rate swaps	2,807	2,807	858
Loss on termination of interest rate swaps	—	—	12,461
Payment for termination of interest rate swaps	—	—	(24,843)
Stock-based compensation expense	14,003	12,640	14,277
Loss on debt extinguishment	29,186	7,227	14,330
Gain on dispositions of real estate and other assets	(41,468)	(24,156)	(58,850)
Non-cash revenue	(47,605)	(12,996)	(19,943)
Bad debt expense and other	14	221	189
Changes in operating assets and liabilities:
Deferred costs and other assets, net	2,598	(21,296)	2,953
Accounts payable, accrued expenses and other liabilities	5,430	19,440	9,482
Net cash provided by operating activities	411,133	314,312	339,053
Investing activities
Acquisitions of real estate	(1,235,861)	(867,456)	(1,295,545)
Capitalized real estate expenditures	(21,957)	(12,659)	(47,652)
Proceeds from redemption of preferred equity investment	—	—	150,000
Collections from investment in Master Trust 2014	—	—	33,535
Investments in loans receivable	(11,000)	—	—
Collections of principal on loans receivable	—	31,771	11,037
Proceeds from dispositions of real estate and other assets, net	98,991	100,594	253,626
Net cash used in investing activities	(1,169,827)	(747,750)	(894,999)
Financing activities
Borrowings under revolving credit facilities	1,077,500	1,155,000	1,047,200
Repayments under revolving credit facilities	(789,100)	(1,271,500)	(1,077,000)
Repayments under mortgages payable	(208,891)	(4,101)	(242,049)
Borrowings under term loans	—	400,000	820,000
Repayments under term loans	(178,000)	(222,000)	(1,240,000)
Repayments under Convertible Notes	(190,426)	(154,574)	(402,500)
Borrowings under Senior Unsecured Notes	794,842	445,509	1,198,264
Debt extinguishment costs	(26,685)	(4,032)	(15,277)
Deferred financing costs	(7,071)	(6,642)	(22,105)
Proceeds from issuance of common stock, net of offering costs	533,868	428,272	677,428
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(4,395)	(4,381)	(2,541)
Common stock dividends paid	(298,097)	(260,488)	(226,522)
Preferred stock dividends paid	(10,350)	(10,350)	(10,350)
Net cash provided by financing activities	693,195	490,713	504,548
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,499)	57,275	(51,398)
Cash, cash equivalents and restricted cash, beginning of period	83,298	26,023	77,421
Cash, cash equivalents and restricted cash, end of period	$17,799	$83,298	$26,023

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended December 31,
	2021	2020	2019
Supplemental Cash Flow Disclosures:
Cash paid for interest	$89,866	$82,916	$73,530
Cash paid for taxes	657	801	11,826
Supplemental Disclosures of Non-Cash Activities:
Dividends declared and unpaid	$81,380	$71,758	$64,049
Relief of debt through sale or foreclosure of real estate properties	—	—	10,368
Net real estate and other collateral assets sold or surrendered to lender	—	—	654
Accrued interest capitalized to principal (1)	—	—	251
Accrued market-based award dividend rights	2,304	1,133	1,017
Accrued capitalized costs	10,369	2,174	2,230
Right-of-use lease assets	—	—	6,143
Lease liabilities	—	—	6,143
Reclass of residual value from direct financing lease to operating lease	—	6,831	5,841
Cash flow hedge changes in fair value	—	—	18,593
Receivable for disposal of real estate property	—	2,000	—

(1) Accrued and overdue interest on certain CMBS notes that have been intentionally placed in default.

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2021

NOTE 1. ORGANIZATION

Organization and Operations

Spirit Realty Capital, Inc. (the "Corporation" or "Spirit" or, with its consolidated subsidiaries, the "Company") operates as a self-administered and self-managed REIT that seeks to generate sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis to tenants operating within retail, industrial and other property types. Single-tenant, operationally essential real estate refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.

The Company’s operations are generally carried out through Spirit Realty, L.P. (the "Operating Partnership") and its subsidiaries. Spirit General OP Holdings, LLC, one of the Corporation's wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. The Corporation and a wholly-owned subsidiary (Spirit Notes Partner, LLC) are the only limited partners and, together, own the remaining 99% of the Operating Partnership.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting, in accordance with GAAP. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of the information required to be set forth therein. The consolidated financial statements of the Company include the accounts of the Corporation and its wholly-owned subsidiaries, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

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

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of December 31, 2021 and 2020, net assets totaling $12.3 million and $343.4 million, respectively, were held, and net liabilities totaling $5.5 million and $215.9 million, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

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

Carrying Value of Real Estate Investments

The Company’s real estate properties are recorded at cost and depreciated using the straight-line method over the estimated remaining useful lives of the properties, which generally range from 20 to 50 years for buildings and improvements and from 5 to 20 years for tenant and land improvements. Properties classified as held for sale are not depreciated and are recorded at the lower of their carrying value or their fair value, less anticipated selling costs.

Held for Sale

The Company is continually evaluating the portfolio of real estate assets and may elect to dispose of assets considering criteria including, but not limited to, tenant concentration, tenant credit quality, unit financial performance, local market conditions and lease rates, associated indebtedness, asset location, and tenant operation type (e.g., industry or concept/brand). Real estate assets held for sale are expected to be sold within twelve months.

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

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

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

Gain or Loss on Disposition of Assets

When real estate properties are disposed of, the related net book value of the properties is removed and a gain or loss on disposition is recognized in our consolidated statements of operations as the difference between the proceeds from the disposition, net of any costs to sell, and the net book value. As leasing is the Company’s primary activity, the Company determined that its sales of real estate, which are nonfinancial assets, are sold to noncustomers and fall within the scope of ASC 610-20. The full gain or loss on the disposition of real estate properties is recognized at time of sale, provided that the Company (i) has no controlling financial interest in the real estate and (ii) has no continuing interest or obligation with respect to the disposed real estate.

Revenue Recognition

Rental Income: Cash and Straight-line Rent

The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. The majority of our operating leases include one or more options to extend, typically for a period of five to ten years per renewal option. Excluding Walgreen Co., less than 1% of the Company’s operating leases at both December 31, 2021 and 2020 include an option to terminate. Walgreen Co. leases are generally for fifty years or more and contain certain termination options after an initial non-cancellable term. Less than 10% of the Company’s operating leases at both December 31, 2021 and 2020 include an option to purchase, where the purchase option is generally determined based on fair market value of the underlying property. Options to extend, terminate or purchase are not included in the evaluation for lease classification or for recognition of rental income unless the Company is reasonably certain the tenant will exercise the option.

Evaluation of lease classification also requires an estimate of the residual value of the real estate at the end of the lease term. For acquisitions, the Company uses the tangible value of the property at the date of acquisition. For lease modifications, the Company generally uses sales comparables or a direct capitalization approach to determine residual value. The Company seeks to protect residual value through its underwriting of acquisitions, incorporating the proprietary Spirit Property Ranking Model which is real estate centric. Once a property is acquired, the lessee is responsible for maintenance of the property, including insurance protecting against any damage to the property. To further protect residual value, the Company supplements the tenant insurance policy with a master policy covering all properties owned by the Company. As an active manager, the Company will occasionally invest in capital improvements on properties, re-lease properties to new tenants or extend lease terms to protect residual value.

In conjunction with the FASB Staff Q&A released in April 2020, the Company elected to account for lease concessions related to the COVID-19 pandemic consistent with ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether they explicitly exist in the lease). As such, rent deferrals are recorded as an increase to rent receivables and recognized as income during the deferral period. For the years ended December 31, 2021 and 2020, $13.4 million and $26.3 million of deferrals were recognized in rental income. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

The Company’s leases generally provide for rent escalations throughout the term of the lease. For leases with fixed escalators, rental income is recognized on a straight-line basis to produce a constant periodic rent over the term of the lease. Accordingly, the difference between rental income recognized on a straight-line basis and billed rents is recorded as rent receivables, which the Company will receive only if the tenant makes all rent payments required through the initial term of their lease. For leases with variable escalators, rental income typically increases at a multiple of any increase in the CPI over a specified period and may adjust annually or over multiple-year periods. Because of the volatility and uncertainty regarding future changes in the CPI and the Company’s inability to determine the extent to which any specific future change in the CPI is probable, increases from variable escalators are recognized when the changes in the rental rates have occurred.

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

Rental Income: Intangible Amortization

Initial direct costs associated with the origination of a lease are deferred and amortized as an adjustment to rental revenue. Above- and below-market lease intangibles are amortized as a decrease and increase, respectively, to rental revenue. Amortization of in-place lease intangibles is included in depreciation and amortization expense. All lease intangibles are amortized on a straight-line basis over the term of the lease, which includes any renewal options the Company is reasonably certain the tenant will exercise. If the Company subsequently determines it is reasonably certain that the tenant will not exercise the renewal options, the unamortized portion of any related lease intangible is accelerated over the remaining initial term of the lease. If the Company believes a lease intangible balance is no longer recoverable, the unamortized portion is immediately recognized in impairments in the Company’s consolidated statements of operations.

Other Income: Lease Termination Fees

Lease termination fees are included in other income on the Company’s consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met. The Company recorded lease termination fees of $19 thousand, $0.7 million and $0.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Loans Receivable

Loans receivable consists of mortgage loans, net of premium, and other loans. Interest on loans receivable is recognized using the effective interest rate method. A loan is placed on non-accrual status when the loan has become 60 days past due, or earlier if management determines that full recovery of the contractually specified payments of principal and interest is doubtful. While on non-accrual status, interest income is recognized only when received. Delinquent loans receivable are written off against the allowance when all possible means of collection have been exhausted.

The Company evaluates its loans receivable balance, including accrued interest, for potential credit losses by analyzing the credit of the borrower, the remaining time to maturity of the loan, collateral value and quality (if any), and other relevant factors. Allowance for credit losses are recorded in impairments on the accompanying consolidated statement of operations.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

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

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$17,799	$70,303	$14,492
Restricted cash:
Collateral deposits (1)	—	335	347
Tenant improvements, repairs and leasing commissions (2)	—	12,660	10,877
Other (3)	—	—	307
Total cash, cash equivalents and restricted cash	$17,799	$83,298	$26,023
(1)	Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.
(2)	Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.
(3)	Funds held in lender-controlled accounts released after scheduled debt service requirements are met.

Tenant Receivables

The Company reviews its rent and other tenant receivables for collectability on a regular basis, considering changes in factors such as the tenant’s payment history, the tenant’s financial condition, industry conditions in which the tenant operates and economic conditions in the geographic area in which the tenant operates. If a receivable is not probable of collection, a direct write-off of the receivable will be made. The Company had accounts receivable balances of $21.7 million and $29.5 million at December 31, 2021 and 2020, respectively, after the impact of $3.9 million and $13.1 million of receivables, respectively, that were deemed not probable of collection. Receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets.

For receivable balances related to the straight-line method of recognizing rental income, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $137.6 million and $93.1 million at December 31, 2021 and 2020, respectively, after the impact of $2.6 million and $14.5 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

Goodwill

Goodwill arises from business combinations as the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs a qualitative assessment to determine if the quantitative impairment test is necessary. The quantitative impairment test, if deemed necessary, compares the fair value of each reporting unit with its carrying amount and impairment is recognized as the amount by which the carrying amount exceeds the reporting unit’s fair value. No impairment was recorded for the periods presented. Goodwill for the years ended December 31, 2021, 2020 and 2019 was $225.6 million, respectively.

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

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

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

Taxable income earned by any of the Company’s taxable REIT subsidiaries, including from non-REIT activities, is subject to federal, state and local taxes. Accordingly, all asset management fees earned from April 1, 2019 through September 4, 2020, including the termination fee income earned in September 2019, were subject to income tax. See Note 12 for additional discussion.

Earnings Per Share

The Company’s unvested restricted common stock, which contains non-forfeitable rights to receive dividends, are considered participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on their respective weighted average shares outstanding during the period. Under the terms of the Amended Incentive Award Plan, restricted stock awards are not allocated losses, including undistributed losses as a result of dividends declared exceeding net income. The Company uses income or loss from continuing operations as the basis for determining whether potential common shares are dilutive or anti-dilutive and undistributed net income or loss as the basis for determining whether undistributed earnings are allocable to participating securities.

Forward Equity Sale Agreements

The Corporation may enter into forward sale agreements for the sale and issuance of shares of our common stock, either through an underwritten public offering or through the 2021 ATM Program. These agreements may be physically settled in stock, settled in cash, or net share settled at the Company’s election. The Company evaluated the forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity. Prior to settlement, a forward sale agreement will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Corporation’s common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Corporation’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Corporation’s common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Corporation’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sales agreement, if the Corporation elects to physically settle or net share settle such forward sale agreement, delivery of the Corporation’s shares will result in dilution to the Company’s earnings per share.

Unaudited Interim Information

The consolidated quarterly financial data in Note 13 is unaudited. In the opinion of management, this financial information reflects all adjustments necessary for a fair presentation of the respective interim periods. All such adjustments are of a normal recurring nature.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

NOTE 3. INVESTMENTS

Owned Properties

As of December 31, 2021, the Company’s gross investment in owned real estate properties totaled approximately $7.9 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, and real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 11.9%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company’s entire portfolio.

During the years ended December 31, 2021 and 2020, the Company had the following real estate activity (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2019	1,750	2	1,752	$6,140,775	$1,223	$6,141,998
Acquisitions/improvements (1)	146	—	146	880,897	—	880,897
Dispositions of real estate (2)	(20)	(18)	(38)	(53,985)	(32,028)	(86,013)
Transfers to Held for Sale	(23)	23	—	(72,912)	72,912	—
Impairments (3)	—	—	—	(70,376)	(11,100)	(81,476)
Reset of gross balances (4)	—	—	—	(45,386)	(3,243)	(48,629)
Other	—	—	—	(1,340)	—	(1,340)
Gross balance, December 31, 2020	1,853	7	1,860	6,777,673	27,764	6,805,437
Acquisitions/improvements (1)	166	—	166	1,256,983	—	1,256,983
Dispositions of real estate (2)	(13)	(10)	(23)	(42,472)	(22,750)	(65,222)
Transfers to Held for Sale	(9)	9	—	(18,403)	18,403	—
Transfers from Held for Sale	3	(3)	—	11,300	(11,300)	—
Impairments (3)	—	—	—	(21,474)	(1,736)	(23,210)
Reset of gross balances (4)	—	—	—	(31,143)	(2,019)	(33,162)
Other	—	—	—	2,359	—	2,359
Gross balance, December 31, 2021	2,000	3	2,003	$7,934,823	$8,362	$7,943,185
Accumulated depreciation and amortization				(1,182,959)	(98)	(1,183,057)
Net balance, December 31, 2021 (5)				$6,751,864	$8,264	$6,760,128

(1)

Includes investments of $15.4 million and $10.0 million, respectively, in revenue producing capitalized expenditures, and $10.7 million and $2.5 million, respectively, of non-revenue producing capitalized expenditures for the years ended December 31, 2021 and 2020.

(2)

The total net gain on disposal of assets for properties held in use was $37.3 million, $10.2 million and $26.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total gain on disposal of assets for properties held for sale was $2.2 million, $14.2 million and $32.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, there were $1.7 million of gains recognized on two asset substitutions within a master lease and $0.3 million in other gains recognized during the year ended December 31, 2021.

(3)	Impairments on owned real estate is comprised of real estate and intangible asset impairment and allowance for credit losses on direct financing leases.
(4)

Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles and tenant improvements which have been fully amortized.

(5)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at December 31, 2021 is as follows:
Real estate assets held for investment, net	$6,445,527
Intangible lease assets, net	426,972
Real estate assets under direct financing leases, net	7,442
Real estate assets held for sale, net	8,264
Intangible lease liabilities, net	(128,077)
Net balance	$6,760,128

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

Operating Leases

As of December 31, 2021, 2020, and 2019, the Company held 1,998, 1,852 and 1,745 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Base Cash Rent (1)	$541,726	$453,013	$404,720
Variable cash rent (including reimbursables)	16,768	13,176	12,737
Straight-line rent, net of uncollectible reserve (2)	44,758	11,876	16,924
Amortization of above- and below- market lease intangibles, net (3)	2,847	1,836	4,310
Total rental income	$606,099	$479,901	$438,691
(1)

Includes net impact of amounts recovered/(amounts not deemed probable of collection) of $5.5 million, $(10.9) million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(2)

Includes net impact of amounts recovered/(amounts not deemed probable for collection) of $10.9 million, $(14.9) million and $(0.2) million for the years ended December 31, 2021, 2020 and 2019, respectively.

(3)

Excludes amortization of in-place leases of $38.5 million, $34.8 million and $29.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after January 1, 2022) at December 31, 2021 are as follows (in thousands):

December 31, 2021
2022	$589,408
2023	581,102
2024	567,137
2025	556,015
2026	532,790
Thereafter	3,980,944
Total future minimum rentals	$6,807,396

Because lease renewal periods are exercisable at the lessees’ options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rentals based on a percentage of the lessees’ gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	December 31, 2021	December 31, 2020
In-place leases	$536,344	$473,062
Above-market leases	100,837	83,185
Less: accumulated amortization	(210,209)	(188,258)
Intangible lease assets, net	$426,972	$367,989

Below-market leases	$188,718	$178,614
Less: accumulated amortization	(60,641)	(56,712)
Intangible lease liabilities, net	$128,077	$121,902

The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 13.3 years, 13.7 years, 17.6 years and 14.3 years, respectively, as of December 31, 2021. The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 12.8 years, 11.0 years, 17.4 years and 13.7 years, respectively, as of December 31, 2020. During the year ended December 31, 2021, the Company acquired in-place lease intangible assets of $84.8 million, above-market lease intangible assets of $23.1 million and below-market lease intangible liabilities of $16.8 million. During the year ended December 31, 2020, the Company acquired in-place lease intangible assets of $47.7 million, above-market lease intangible assets of $3.5 million and below-market lease intangible liabilities of $6.3 million.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

Based on the intangible assets and liabilities at December 31, 2021, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

December 31, 2021
2022	$36,480
2023	34,824
2024	32,805
2025	29,355
2026	26,951
Thereafter	138,480
Total future minimum amortization	$298,895

Direct Financing Leases

As of December 31, 2021 and 2020, the Company held one property under a direct financing lease, which was held in use. As of December 31, 2021, this property had $3.0 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. As of December 31, 2021, the Company had a reserve of $0.1 million against the net investment balance of $7.5 million, which was initially recorded in 2020 as a result of the initial term of the direct financing lease extending until 2027.

Loans Receivable

As of December 31, 2020, all of the Company’s previous loans receivable were fully paid off and the related allowance for loan losses reversed. During 2021, the Company issued a fixed-rate, uncollateralized loan receivable for $11.0 million. The Company evaluated the collectability of the amounts receivable under the loan and recorded an allowance for loan losses of $0.6 million as of December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company had the following loan activity (dollars in thousands):

	Mortgage Loans		Other Loans	Total
	Properties	Investment	Investment	Investment
Principal, December 31, 2019	43	$31,733	$1,972	$33,705
Principal payments and payoffs	(43)	(31,733)	(1,972)	(33,705)
Principal, December 31, 2020	—	—	—	—
Issuance of loan	—	—	11,000	11,000
Principal, December 31, 2021	—	$—	$11,000	$11,000

Impairments and Allowance for Credit Losses

The following table summarizes total impairments and allowance for credit losses recognized in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Real estate asset impairment	$22,120	$59,206	$24,130
Intangible asset impairment (recovery)	1,090	22,118	(39)
Allowance for credit losses on direct financing leases	—	152	—
Allowance for credit losses on loans receivable	550	—	—
Total impairment loss	$23,760	$81,476	$24,091

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	2021 Weighted Average Effective Interest Rates (1)	2021 Weighted Average Stated Rates (2)	2021 Weighted Average Remaining Years to Maturity (3)	December 31, 2021	December 31, 2020
Debt:
Revolving credit facilities	3.41%	1.03%	1.3	$288,400	$—
Term loans	1.96%	—	—	—	178,000
Senior Unsecured Notes	3.46%	3.25%	7.4	2,750,000	1,950,000
Mortgages payable	4.42%	5.83%	8.9	5,350	214,237
Convertible Notes	5.03%	—	—	—	190,426
Total debt	3.52%	3.04%	6.8	3,043,750	2,532,663
Debt discount, net				(10,824)	(7,807)
Deferred financing costs, net (4)				(20,334)	(18,515)
Total debt, net				$3,012,592	$2,506,341

(1)

Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the year ended December 31, 2021 based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of December 31, 2021.
(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of December 31, 2021.
(4)	Excludes deferred financing costs for the revolving credit facilities.

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

Revolving Credit Facilities

On January 14, 2019, the Operating Partnership entered into the 2019 Revolving Credit and Term Loan Agreement, which includes the 2019 Credit Facility. The 2019 Facilities Agreements replaced the previous 2015 Credit Agreement and 2015 Term Loan Agreement. The 2019 Credit Facility is comprised of $800.0 million of aggregate revolving commitments with a maturity date of March 31, 2023 and includes two six-month extensions that can be exercised at the Company’s option. The 2019 Revolving Credit and Term Loan Agreement includes an accordion feature providing for an additional $400.0 million of revolving borrowing capacity, subject to satisfying certain requirements. Borrowings may be repaid, in whole or in part, at any time, without premium or penalty, but subject to applicable LIBOR breakage fees, if any. Payment is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. The 2019 Credit Facility is full recourse to the Operating Partnership and the aforementioned guarantors.

As of December 31, 2021, outstanding loans under the 2019 Credit Facility bore interest at 1-Month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum, in each case, based on the Operating Partnership's credit rating.

The unamortized deferred financing costs were $1.4 million as of December 31, 2021, compared to $2.6 million as of December 31, 2020. As of December 31, 2021, $511.6 million of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of December 31, 2021.

Term Loans

As discussed above, on January 14, 2019, the Operating Partnership entered into the 2019 Revolving Credit and Term Loan Agreement, which included the A-1 Term Loans. The A-1 Term Loans had an aggregate borrowing amount of $420.0 million and a maturity date of March 31, 2024. In addition, on January 14, 2019, the Operating Partnership entered into the A-2 Term Loans, with an aggregate of $400.0 million of delayed draw term loans and a maturity date of March 31, 2022. The Company drew on the A-2 Term Loans to retire the 2.875% Convertible Notes upon their maturity in May 2019. On September 16, 2019, in connection with the issuance of the 2027 Senior Unsecured Notes and 2030 Senior Unsecured Notes described below, the Company repaid the A-1 Term Loans and A-2 Term Loans in full.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

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

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	December 31, 2021	December 31, 2020
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	—
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	—
Total Senior Unsecured Notes			3.25%	$2,750,000	$1,950,000

For the years ended December 31, 2019, 2020 and 2021, the Operating Partnership completed the following issuances of Senior Unsecured Notes:

•	2029 Senior Unsecured Notes issued on June 27, 2019, resulting in net proceeds of $395.9 million, deferred financing costs of $3.8 million and an offering discount of $0.3 million;
•

2027 Senior Unsecured Notes and the 2030 Senior Unsecured Notes issued on September 16, 2019, resulting in net proceeds of $791.2 million, deferred financing costs of $7.3 million and an offering discount of $1.5 million;

•	2031 Senior Notes issued on August 6, 2020, resulting in net proceeds of $441.3 million, deferred financing costs of $4.2 million and an offering discount of $4.5 million; and
•	2028 Senior Notes and 2032 Senior Notes issued on March 3, 2021, resulting in net proceeds of $787.7 million, deferred financing costs of $7.1 million and an offering discount of $5.2 million.

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

As of December 31, 2021 and December 31, 2020, the unamortized deferred financing costs were $20.3 million and $15.6 million, respectively, and the unamortized discount was $11.0 million and $7.0 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of December 31, 2021.

Mortgages Payable

Master Trust 2013 was an asset-backed securitization platform through which the Company raised capital through the issuance of non-recourse net-lease mortgage notes collateralized by commercial real estate, net-leases and mortgage loans. On June 20, 2019, the Company elected to retire the Master Trust 2013 notes, which had one series of notes outstanding and were secured by 267 owned and financed properties at time of repayment.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

Indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under five fixed-rate non-recourse loans, which were securitized into CMBS and secured by the borrowers’ respective leased properties and related assets. In connection with the issuance of the 2028 and 2032 Senior Unsecured Notes in March 2021, the Company repaid three of these loans. As such, as of December 31, 2021, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under two non-defaulted loans with stated interest rates of 5.80% and 6.00%, respectively. Each loan was secured by one property. There were no unamortized deferred financing costs as of December 31, 2021, compared to unamortized deferred financing costs of $1.9 million as of December 31, 2020. The unamortized net premium as of both December 31, 2021 and 2020 was $0.2 million.

Convertible Notes

In May 2014, the Company issued $345.0 million aggregate principal amount of 3.75% convertible notes for which interest was payable semi-annually in arrears on May 15 and November 15. During the year ended December 31, 2020, the Company repurchased $154.6 million of the 2021 Convertible Notes in cash. As of December 31, 2020, the unamortized discount was $1.0 million and the unamortized deferred financing costs were $0.3 million. The remaining 2021 Convertible Notes matured on May 15, 2021 at which time they were settled in cash and the remaining discount and deferred financing costs were fully amortized.

Debt Extinguishment

During the year ended December 31, 2021, the Company extinguished the following debt:

•	$207.4 million aggregate principal amount of CMBS indebtedness on three loans secured by 86 properties, resulting in a loss on debt extinguishment of $28.5 million,
•	$190.4 million of Convertible Notes upon their maturity, and
•	$178.0 million of indebtedness outstanding under the 2020 Term Loans, resulting in a loss on debt extinguishment of $0.7 million.

During the year ended December 31, 2020, the Company extinguished the following debt:

•	$222.0 million of indebtedness outstanding under the 2020 Term Loans, resulting in a loss on debt extinguishment of $1.0 million and
•	$154.6 million aggregate principal amount of the 2021 Convertible Notes, resulting in a loss on debt extinguishment of $6.2 million.

During the year ended December 31, 2019, the Company extinguished the following debt:

•	$820.0 million of indebtedness outstanding under the A-1 Term Loans and A-2 Term Loans, resulting in a loss on debt extinguishment of $5.3 million,
•	$606.7 million of indebtedness outstanding under the 2015 Credit Agreement and 2015 Term Loan Agreement, resulting in a loss on debt extinguishment of $0.7 million,
•	$402.5 million of the 2019 Convertible Notes upon their maturity,
•	$165.5 million aggregate principal amount of the Master Trust 2013 notes, resulting in a loss on debt extinguishment of $15.0 million, and
•	$52.8 million aggregate principal amount of CMBS indebtedness on two loans secured by 13 properties, resulting in a net gain on debt extinguishment of $6.7 million.

Debt Maturities

As of December 31, 2021, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2022	$525	$—	$525
2023	556	288,400	288,956
2024	590	—	590
2025	610	16	626
2026	469	300,000	300,469
Thereafter	2,531	2,450,053	2,452,584
Total	$5,281	$3,038,469	$3,043,750

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revolving credit facilities (1)	$2,930	$3,686	$5,201
Term loans	24	3,545	15,448
Senior Unsecured Notes	85,996	61,750	29,286
Mortgages payable	2,506	12,028	18,733
Convertible Notes	2,658	10,728	17,245
Interest rate swaps	—	—	972
Non-cash amortization of:
Deferred financing costs	3,942	5,278	6,289
Debt discount, net	2,140	4,343	7,028
Net losses related to interest rate swaps	2,807	2,807	858
Total interest expense	$103,003	$104,165	$101,060
(1)	Includes facility fees of approximately $1.7 million, $1.6 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 5. STOCKHOLDERS' EQUITY

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

In January 2022, the Company entered into forward sale agreements in connection with an offering of 9.4 million shares of common stock at an initial public offering price of $47.60 per share, before underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. All 9.4 million of these shares remain open, with a final settlement date of July 19, 2023.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

ATM Program

In November 2016, the Board of Directors approved the 2016 ATM Program and the Corporation terminated its prior program. The agreement provided for the offer and sale of shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million through the agents, as its sales agents or, if applicable, as forward sellers for forward purchasers, or directly to the agents acting as principals. The Company could sell shares in amounts and at times to be determined by the Company but had no obligation to sell any of the shares in the 2016 ATM Program. From inception of the 2016 ATM Program through its termination in November 2020, 8.8 million shares of the Company’s common stock were sold, of which 7.0 million were sold through forward sales agreements. During the year ended December 31, 2020, 2.9 million of these shares were settled, generating net proceeds of $109.2 million and 0.6 million of these shares were settled during the year ended December 31, 2021, generating net proceeds of $21.9 million.

In November 2020, the Board of Directors approved a new $500.0 million ATM Program, and the Corporation terminated its 2016 ATM program. From inception of the 2020 ATM Program through its termination in November 2021, 9.3 million shares of the Company’s common stock were sold, all through forward sale agreements. All of these shares were settled during the year ended December 31, 2021, generating net proceeds of $391.4 million.

In November 2021, the Board of Directors approved a new $500.0 million ATM Program, and the Corporation terminated its 2020 ATM program. Since inception of the 2021 ATM Program through December 31, 2021, 2.7 million shares of the Company’s common stock have been sold, of which 2.3 million were sold through forward sale agreements. During the year ended December 31, 2021, 2.6 million shares were issued for net proceeds of $120.3 million, and 0.1 million shares remained open under forward contracts as of December 31, 2021, with a weighted average forward settlement price of $47.45 per share. The final settlement date for these shares under open forward contracts is November 22, 2022. Approximately $375.9 million remained available under the program as of December 31, 2021.

Stock Repurchase Program

On May 1, 2018, the Company's Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $250.0 million of the Company’s common stock. These purchases could be made in the open market or through private transactions from time to time over the 18-month time period following authorization, depending on prevailing market conditions and applicable legal and regulatory requirements. No shares of the Company’s common stock were repurchased under the program, and the full $250.0 million in gross repurchase capacity expired unused on November 1, 2019.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

Dividends Declared

In fiscal years 2021 and 2020, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in Thousands)
2021
Preferred Stock
February 17, 2021	$0.3750	March 15, 2021	$2,588	March 31, 2021
May 19, 2021	0.3750	June 15, 2021	2,588	June 30, 2021
July 29, 2021	0.3750	September 15, 2021	2,587	September 30, 2021
November 17, 2021	0.3750	December 15, 2021	2,587	December 31, 2021
Total Preferred Dividend	$1.5000		$10,350
Common Stock
February 17, 2021	$0.6250	March 31, 2021	$71,837	April 15, 2021
May 19, 2021	0.6250	June 30, 2021	74,436	July 15, 2021
July 29, 2021	0.6380	September 30, 2021	78,674	October 15, 2021
November 17, 2021	0.6380	December 31, 2021	81,378	January 14, 2022
Total Common Dividend	$2.5260		$306,325

2020
Preferred Stock
February 27, 2020	$0.3750	March 13, 2020	$2,588	March 31, 2020
May 22, 2020	0.3750	June 15, 2020	2,588	June 30, 2020
August 25, 2020	0.3750	September 15, 2020	2,587	September 30, 2020
November 13, 2020	0.3750	December 15, 2020	2,587	December 31, 2020
Total Preferred Dividend	$1.5000		$10,350
Common Stock
February 27, 2020	$0.6250	March 31, 2020	$64,338	April 15, 2020
May 22, 2020	0.6250	June 30, 2020	64,402	July 15, 2020
August 25, 2020	0.6250	September 30, 2020	66,171	October 15, 2020
November 13, 2020	0.6250	December 31, 2020	71,748	January 15, 2021
Total Common Dividend	$2.5000		$266,659

The common stock dividend declared on November 17, 2021 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2021.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are insured against such claims. The Company is contingently liable for $5.7 million of debt owed by one of its former tenants until the maturity of the debt on March 15, 2022. The Company has accrued the full $5.7 million liability in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of both December 31, 2021 and December 31, 2020.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of December 31, 2021, no accruals have been made.

As of December 31, 2021, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

Purchase and Capital Improvement Commitments

As of December 31, 2021, the Company had commitments totaling $232.7 million, of which $165.3 million relates to future acquisitions and the remainder relates to improvements on properties the Company already owns. Acquisition commitments contain standard cancellation clauses contingent on the results of due diligence. $224.7 million of the Company’s commitments are expected to be funded during 2022, with the remainder to be funded by the end of 2023.

Lessee Contracts

The Company leases its corporate office space, which is classified as an operating lease. The corporate office lease contains a variable lease cost related to the lease of parking spaces and a non-lease component related to the reimbursement of certain common area maintenance expenses, both of which are recognized as incurred. The Company elected to use the components expedient for all lessee operating leases, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same. As such, total rental expense, including variable rent, for the corporate office space amounted to $1.5 million, $1.5 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in general and administrative expense. The Company’s lease of its corporate office space has an initial term that expires on January 31, 2027 and is renewable at the Company’s option for two additional periods of five years each after the initial term.

The Company is also a lessee under long-term, non-cancellable ground leases under which it is obligated to pay monthly rent. There were four ground leases as of December 31, 2021 and 2020, respectively. Total rental expense included in property costs amounted to $0.3 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. For all ground leases, rental expenses are reimbursed by tenants, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 6.3 years.

The Company’s minimum aggregate rental commitments under all non-cancellable operating leases as of December 31, 2021 are as follows (in thousands):

	Ground Leases	Office Lease	Total
2022	$203	$1,040	$1,243
2023	169	1,055	1,224
2024	169	1,070	1,239
2025	151	1,086	1,237
2026	142	1,101	1,243
Thereafter	249	92	341
Total	1,083	5,444	6,527
Less: imputed interest	(251)	(1,130)	(1,381)
Total operating lease liabilities	$832	$4,314	$5,146

Imputed interest was calculated using a weighted-average discount rate of 4.25%. The discount rate is based on our estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including the Company's credit rating and REIT industry performance. The evaluation of the Company's right-of-use lease asset associated with the corporate office included the unamortized portion of a $1.7 million cash lease incentive paid at inception of the lease. As of December 31, 2021 and 2020, the Company had a right-of-use lease asset balance of $3.7 million and $4.6 million, respectively, which are included in deferred costs and other assets, net and an operating lease liability balance of $5.1 million and $6.3 million, respectively, which are included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets.

NOTE 7. DERIVATIVE AND HEDGING ACTIVITIES

The Company may use interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in AOCL and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statements of cash flows. Amounts will subsequently be reclassified to earnings when the hedged item affects earnings. The Company does not enter into derivative contracts for speculative or trading purposes and does not have derivative netting arrangements.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

In December 2018, the Company entered into interest rate swap agreements. In the third quarter of 2019, the Company terminated those interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and is being amortized over the remaining initial term of the interest rate swaps, which ends March 31, 2024. As of December 31, 2021, the unamortized portion of loss in AOCL related to terminated interest rate swaps was $5.8 million.

The following table provides information about the amounts recorded in AOCL, as well as the loss recorded in operations, when reclassified out of AOCL or recognized in earnings immediately (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gross amount of loss recognized in AOCL on derivatives	$—	$—	$(18,593)
Amount of loss reclassified from AOCL to termination of interest rate swaps	—	—	12,461
Amount of loss reclassified from AOCL to interest expense	2,807	2,807	1,830
Net reclassification of amounts from (to) AOCL	$2,807	$2,807	$(4,302)

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

•	Level 3 – Inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. These types of inputs include the Company's own assumptions.

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

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of their respective measurement dates (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at December 31, 2021
Impaired at March 31, 2021	$1,739	$—	$—	$1,739
Impaired at June 30, 2021	$9,655	$—	$—	$9,655
Impaired at September 30, 2021	$3,479	$—	$—	$3,479
Impaired at December 31, 2021	$11,656	$—	$—	$11,656

Assets held at December 31, 2020
Impaired at March 31, 2020	$36,491	$—	$—	$36,491
Impaired at June 30, 2020	$8,055	$—	$—	$8,055
Impaired at September 30, 2020	$10,027	$—	$—	$10,027
Impaired at December 31, 2020	$14,259	$—	$—	$14,259

As of December 31, 2021, the Company held 14 properties that were impaired during 2021. As of December 31, 2020, the Company held 23 properties that were impaired during 2020. For one property held at December 31, 2021 and one held at December 31, 2020, the Company estimated fair value using a capitalization rate of 14.00% and 10.06%, respectively, based on capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs and, for the properties valued using comparable properties during 2020, the price per square foot includes a discount of 0-10% to account for the market impact of the COVID-19 pandemic. The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
December 31, 2021
PSA, LOI or BOV	Retail	6	$63.83 - $418.57	$102.35	39,603
PSA, LOI or BOV	Medical	2	$65.63 - $105.16	$75.60	41,496
PSA, LOI or BOV	Data Center	1	$38.57	$38.57	188,475
Comparable Properties	Retail	3	$29.35 - $483.09	$67.48	42,357
Comparable Properties	Medical	1	$78.66 - $106.35	$95.00	15,974

December 31, 2020
PSA, LOI or BOV	Retail	11	$16.67 - $338.98	$43.32	577,945
Comparable Properties	Retail	10	$4.35 - $282.08	$57.62	431,563
Comparable Properties	Office	1	$79.80 - $103.79	$89.25	28,804

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

In addition, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at measurement date. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities. The estimated fair values of these financial instruments have been derived either based on (i) market quotes for identical or similar instruments in markets or (ii) discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The Senior Unsecured Notes, net are classified as Level 1 of the fair value of the hierarchy as of December 31, 2021 and the remaining measurements are classified as Level 2.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

The following table discloses fair value information for these financial instruments (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$10,450	$11,381	$—	$—
2019 Credit Facility	288,400	288,549	—	—
2020 Term Loans, net (1)	—	—	177,309	177,884
Senior Unsecured Notes, net (1)	2,718,641	2,865,187	1,927,348	2,122,409
Mortgages payable, net (1)	5,551	5,748	212,582	226,240
Convertible Notes, net (1)	—	—	189,102	194,124
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN AND EMPLOYEE BENEFIT PLAN

Amended Incentive Award Plan

Under the Amended Incentive Award Plan, the Company may grant equity incentive awards to eligible employees, directors and other consultants or advisors of the Company. Awards under the Amended Incentive Award Plan may be in the form of stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, performance awards, stock payment awards, market-based awards, Operating Partnership units and other incentive awards. If an award under the Amended Incentive Award Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Amended Incentive Award Plan. As of December 31, 2021, 1.9 million shares remained available for award under the Amended Incentive Award Plan.

Shares of common stock have been granted pursuant to the Amended Incentive Award Plan and, during the periods presented, portions of these awards vested. The vesting of these shares resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender shares of common stock during the years ended December 31, 2021, 2020 and 2019 valued at $4.4 million, $4.4 million and $2.5 million, respectively, solely to pay the associated statutory tax withholdings, which do not exceed the maximum statutory rate. Common shares repurchased are considered retired under Maryland law, and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets. The Company has made an accounting policy election to recognize stock-based compensation forfeitures as they occur.

Restricted Shares of Common Stock

Restricted share awards have been granted to certain employees, including executive officers, and members of the Board of Directors. The requisite service period for the awards is generally three years for employees and one year for members of the Board of Directors. The following table summarizes the restricted share activity:

	2021		2020		2019
	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)
Outstanding non-vested shares, beginning of year	279,912	$42.67	321,627	$40.66	346,181	$45.48
Shares granted	118,996	39.22	148,045	46.42	172,818	38.41
Shares vested	(157,054)	40.83	(182,653)	42.04	(193,373)	47.33
Shares forfeited	(8,719)	40.87	(7,107)	45.77	(3,999)	38.40
Outstanding non-vested shares, end of year	233,135	$42.22	279,912	$42.67	321,627	$40.66
(1)	Based on grant date fair values.

The Company recorded $4.7 million in deferred stock-based compensation associated with restricted shares granted during the year ended December 31, 2021. The fair value of the restricted stock grants was determined based on the Company's closing stock price on the date of grant. During the year ended December 31, 2021, restricted shares with an aggregate fair value of $6.5 million vested. The fair value of the vesting was determined based on the Company’s closing stock price on the date of vest. Outstanding non-vested awards as of December 31, 2021 have a remaining weighted average recognition period of 0.7 years.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

Market-Based Awards

Market-based awards have been granted to executive officers upon approval from the Board of Directors or committee thereof. These awards are granted at a target number of units and represent shares that are potentially issuable in the future. The market-based share awards vest based on the Company’s stock price, dividend performance, and TSR at the end of their respective performance periods relative to a group of industry peers. The performance periods generally begin on January 1st of the year of grant and end after three years on December 31st. Potential shares of the Corporation's common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 375%. The following table summarizes the market-based award activity:

	2021		2020		2019
	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)
Outstanding non-vested awards, beginning of year	201,468	$58.12	319,731	$49.49	266,801	$51.19
Grants at target	170,307	77.57	87,746	67.30	96,543	50.95
Earned above performance target	154,312	50.92	83,259	54.57	—	—
Vested	(266,319)	50.92	(268,694)	54.57	(30,597)	69.54
Forfeited	—	—	—	—	(8,662)	72.24
Incremental Shares (1)	(1,715)	N/A	(20,574)	N/A	(4,354)	N/A
Outstanding non-vested awards, end of year	258,053	$74.08	201,468	$58.12	319,731	$49.49
(1)

In 2018, in connection with the Spin-Off and in accordance with the rights granted per the Amended Incentive Award Plan, the Board of Directors made an equitable adjustment for all market-based awards outstanding, resulting in incremental shares. During the years ended December 31, 2021, 2020 and 2019, 1.7 thousand, 20.6 thousand and 3.4 thousand, respectively, of these incremental shares were earned. 1 thousand of the incremental shares expired unearned during the year ended December 31, 2019. Because the fair value of the outstanding market-based awards the day prior to and the day after the Spin-Off did not materially change, there was no change to unrecognized compensation expense and no incremental compensation expense related to the incremental shares.

Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. For market-based awards granted in 2021, significant inputs for the calculation were expected volatility of the Company of 42.8% and expected volatility of the Company's peers, ranging from 29.5% to 64.2%, with an average volatility of 39.3% and a risk-free interest rate of 0.19%.

The projected shares to be awarded are not considered issued under the Amended Incentive Award Plan until the performance period has ended and the actual number of shares to be released is determined. The market-based shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date. During the year ended December 31, 2021, market-based awards with an aggregate fair value of $12.8 million vested. The fair value of the vesting was determined based on the Company’s closing stock price on the date of vest. Outstanding non-vested awards as of December 31, 2021 have a remaining weighted average recognition period of 1.8 years and would have resulted in 0.5 million shares released based on the Corporation's TSR relative to the specified peer groups through that date.

In addition, final shares issued under each market-based share award entitle its holder to a cash payment equal to the aggregate dividends declared with record dates during the performance period, beginning on the grant date and ending the day before the awards are released. Approximately $3.3 million and $2.3 million in dividend rights have been accrued as of December 31, 2021 and 2020, respectively.

Stock-based Compensation Expense

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $14.0 million, $12.6 million and $14.3 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each applicable award.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

The following is a summary of remaining unamortized stock-based compensation expense (in thousands):

	December 31, 2021	December 31, 2020
Restricted share awards	$4,787	$6,421
Market-based awards	11,143	5,920
Total unamortized stock-based compensation expense	$15,930	$12,341

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

NOTE 10. INCOME PER SHARE

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Basic and diluted income:
Income from continuing operations	$171,702	$26,708	$175,266
Less: dividends paid to preferred stockholders	(10,350)	(10,350)	(10,350)
Less: dividends and income attributable to unvested restricted stock	(581)	(728)	(915)
Net income attributable to common stockholders used in basic and diluted income per share	$160,771	$15,630	$164,001

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	118,587,722	104,656,242	91,005,932
Less: unvested weighted average shares of restricted stock	(245,281)	(298,582)	(384,124)
Basic weighted average shares of common stock outstanding	118,342,441	104,357,660	90,621,808

Net income per share attributable to common stockholders - basic	$1.36	$0.15	$1.81

Diluted weighted average shares of common stock outstanding: (1)
Plus: unvested market-based awards	373,396	175,952	247,504
Plus: unsettled shares under open forward equity contracts	1	1,772	—
Diluted weighted average shares of common stock outstanding	118,715,838	104,535,384	90,869,312

Net income per share attributable to common stockholders - diluted	$1.35	$0.15	$1.81

Potentially dilutive shares of common stock related to:
Unsettled shares of restricted stock	95,411	62,448	166,625
(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

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

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

Asset Management Agreement and Interim Management Agreement

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement to provide various management services to SMTA. On June 2, 2019, concurrently with SMTA’s entry into an agreement to sell Master Trust 2014, the Company entered into a termination agreement of the Asset Management Agreement, which became effective on September 20, 2019, pursuant to which SMTA paid the Company a termination fee of $48.2 million. On June 2, 2019, the Company and SMTA also entered into an Interim Management Agreement, which became effective September 20, 2019 and was subsequently terminated effective September 4, 2020. Asset management fees of $0.7 million and $14.7 million were earned during the years ended December 31, 2020 and 2019, respectively, and are included in related party fee income in the consolidated statements of operations. Also, under the terms of the Asset Management Agreement, the Company recognized related party fee income of $0.9 million, which was fully offset by general and administrative expense, for other compensation awarded by SMTA to an employee of Spirit for the year ended December 31, 2019.

Property Management and Servicing Agreement

Prior to September 20, 2019, the Operating Partnership provided property management services and special services for Master Trust 2014. Property management fees of $4.2 million and special servicing fees of $1.2 million were earned for the year ended December 31, 2019, which are included in related party fee income in the consolidated statements of operations. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the notes were retired and the Property Management and Servicing Agreement was terminated.

Related Party Loans Payable

Prior to September 20, 2019, wholly-owned subsidiaries of the Company were the borrower on four mortgage loans payable to SMTA and secured by six single-tenant commercial properties owned by the Company. The notes incurred interest expense of $0.2 million for the year ended December 31, 2019, which is included in interest expense in the consolidated statements of operations. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the Company repaid the related party loans in full.

Related Party Notes Receivable

The Operating Partnership, as sponsor of the issuance, retained a 5.0% economic interest in the Master Trust 2014 Series 2017-1 notes as required by the risk retention rules issued under 17 CFR Part 246. The notes generated interest income of $1.1 million for the year ended December 31, 2019, which is included in interest income on loans receivable in the consolidated statements of operations. In conjunction with SMTA’s sale of Master Trust 2014 on September 20, 2019, the Master Trust 2014 notes were redeemed, resulting in the Company receiving the full outstanding principal balance of $33.5 million, plus an early repayment premium of $0.9 million.

Investments in SMTA

In conjunction with the Spin-Off, SMTA issued to the Operating Partnership and one of its affiliates, both wholly-owned subsidiaries of Spirit, a total of 6.0 million shares of Series A preferred stock with an aggregate liquidation preference of $150.0 million (the “SMTA Preferred Stock”). The SMTA Preferred Stock paid cash dividends at the rate of 10.0% per annum on the liquidation preference of $25.00 per share. Spirit recognized $10.8 million in dividends during the year ended December 31, 2019 that is reflected as preferred dividend income from SMTA in the consolidated statements of operations. On September 20, 2019, in conjunction with SMTA’s sale of Master Trust 2014, the SMTA Preferred Stock was repurchased by SMTA.

NOTE 12. INCOME TAXES

The Company’s total income tax expense was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
State income tax	$605	$128	$1,327
Federal income tax	2	145	10,174
Total income tax expense	$607	$273	$11,501

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

The Operating Partnership is a partnership for federal income tax purposes. Partnerships are pass-through entities and are not subject to U.S. federal income taxes, and therefore, no provision has been made for federal income taxes in the accompanying consolidated financial statements. Although most states and cities where the Operating Partnership operates follow the U.S. federal income tax treatment, there are certain jurisdictions such as Texas, Tennessee and Ohio that impose income or franchise taxes on a partnership. The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities, which are recorded within accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets, were immaterial as of December 31, 2021, 2020 and 2019.

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

To the extent that the Company acquires property that has been owned by a C corporation in a transaction in which the tax basis of the property carries over, and the Company recognizes a gain on the disposition of such property during the subsequent recognition period, it will be required to pay tax at the regular corporate tax rate to the extent of such built-in gain. No properties subject to state built-in gain tax were sold during the years ended December 31, 2021, 2020 or 2019.

The Corporation has federal net operating loss carry-forwards for income tax purposes totaling $66.1 million for each of the years ended December 31, 2021, 2020 and 2019. These losses, which begin to expire in 2027 through 2034, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations. The Corporation intends to make annual distributions at least equal to its taxable income and thus does not expect to utilize its net operating loss carryforwards in the foreseeable future.

The Company files federal, state and local income tax returns. All federal tax returns for years prior to 2018 are no longer subject to examination. Additionally, state tax returns for years prior to 2017 are generally no longer subject to examination. The Company’s policy is to recognize interest related to any underpayment of income taxes as interest expense and to recognize any penalties as operating expenses. There was no accrual for interest or penalties as of December 31, 2021, 2020 and 2019. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Common stock dividends paid were characterized for tax as follows (per share):

	Year Ended December 31,
	2021	2020	2019
Ordinary income	$1.37	$1.80	$1.94
Return of capital	1.14	0.70	0.05
Capital gain	—	—	0.51
Total	$2.51	$2.50	$2.50

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements - (continued)

December 31, 2021

NOTE 13. CONSOLIDATED QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited consolidated financial information for each of the four quarters included in the years ended December 31, 2021 and 2020 (in thousands, except share and per share data):

2021	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$135,141	$164,626	$152,568	$156,055	$608,390
Depreciation and amortization	(57,087)	(60,074)	(63,061)	(64,402)	(244,624)
Interest	(26,624)	(26,170)	(25,078)	(25,131)	(103,003)
Other expenses	(25,558)	(27,955)	(24,005)	(23,825)	(101,343)
(Loss) gain on debt extinguishment	(29,177)	(10)	1	—	(29,186)
Gain on disposition of assets	1,836	37,507	453	1,672	41,468
Net (loss) income	(1,469)	87,924	40,878	44,369	171,702
Dividends paid to preferred stockholders	(2,588)	(2,588)	(2,587)	(2,587)	(10,350)
Net (loss) income attributable to common stockholders	$(4,057)	$85,336	$38,291	$41,782	$161,352

Net (loss) income per share attributable to common stockholders - basic	$(0.04)	$0.74	$0.32	$0.34	$1.36
Net (loss) income per share attributable to common stockholders - diluted	$(0.04)	$0.74	$0.32	$0.34	$1.35

Dividends declared per common share	$0.6250	$0.6250	$0.6380	$0.6380	$2.5260

2020	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Year
Total revenues	$122,720	$118,524	$113,741	$128,632	$483,617
Depreciation and amortization	(52,236)	(53,160)	(52,170)	(55,054)	(212,620)
Interest	(25,359)	(26,095)	(26,404)	(26,307)	(104,165)
Other expenses	(61,360)	(40,340)	(24,880)	(30,473)	(157,053)
(Loss) gain on debt extinguishment	—	—	(7,252)	25	(7,227)
Gain on disposition of assets	388	658	10,763	12,347	24,156
Net (loss) income	(15,847)	(413)	13,798	29,170	26,708
Dividends paid to preferred stockholders	(2,588)	(2,588)	(2,587)	(2,587)	(10,350)
Net (loss) income attributable to common stockholders	$(18,435)	$(3,001)	$11,211	$26,583	$16,358

Net (loss) income per share attributable to common stockholders - basic	$(0.18)	$(0.03)	$0.11	$0.24	$0.15
Net (loss) income per share attributable to common stockholders - diluted	$(0.18)	$(0.03)	$0.11	$0.24	$0.15

Dividends declared per common share	$0.6250	$0.6250	$0.6250	$0.6250	$2.5000

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2021 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2021, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty Capital, Inc. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty Capital, Inc.'s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, internal control over financial reporting was effective at the reasonable assurance level.

Ernst & Young LLP, Spirit Realty Capital, Inc.'s independent registered public accounting firm, audited Spirit Realty Capital, Inc.'s financial statements included in this Annual Report on Form 10-K and has issued an attestation report on Spirit Realty Capital, Inc.'s effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1) and (2)

Financial Statements and Schedules. The following documents are filed as a part of this report (see Item 8):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.

Notes to Consolidated Financial Statements.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2021.

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2021.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and the notes thereto.

(b)   Exhibits.

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

2.4

Separation and Distribution Agreement by and between Spirit Realty Capital, Inc. and Spirit MTA REIT, dated May 21, 2018, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on May 24, 2018 and incorporated herein by reference.

3.1	Articles of Restatement of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 on November 8, 2013 and incorporated herein by reference.

3.2	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on May 13, 2014 and incorporated herein by reference.

3.3	Articles Supplementary of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

3.4	Fifth Amended and Restated Bylaws of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on August 15, 2017 and incorporated herein by reference.

3.5

Articles Supplementary designating Spirit Realty Capital, Inc.'s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.4 to the Company's Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

3.6	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

3.7	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on November 18, 2021 and incorporated herein by reference.

4.1	Form of Certificate for Common Stock of Spirit Realty Capital, Inc. filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4/A on March 29, 2013 and incorporated herein by reference.

4.2

Form of Certificate for Spirit Realty Capital, Inc.'s 6.000% Series A Cumulative Redeemable Preferred Stock filed as Exhibit 3.6 to the Company's Registration Statement on Form 8-A on October 2, 2017 and incorporated herein by reference.

4.3

Indenture among Spirit Realty, L.P. and U.S. Bank, National Association, dated as of August 18, 2016, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on August 19, 2016 and incorporated herein by reference.

4.4

First Supplemental Indenture among Spirit Realty, L.P., Spirit Realty Capital, Inc. and U.S. Bank, National Association, including the form of the Notes and the guarantee, dated as of August 18, 2016, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on August 19, 2016 and incorporated herein by reference.

4.5

Second Supplemental Indenture among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, including the form of the Notes and the guarantee, dated as of June 27, 2019, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on June 27, 2019 and incorporated herein by reference.

4.6

Third Supplemental Indenture among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, dated as of September 16, 2019, including the form of the Notes and the guarantee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on September 16, 2019 and incorporated herein by reference.

4.7

Fourth Supplemental Indenture among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, dated as of September 16, 2019, including the form of the Notes and the guarantee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on September 16, 2019 and incorporated herein by reference.

4.8

Fifth Supplemental Indenture, dated as of August 6, 2020, among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor and U.S. Bank National Association, as trustee, including the form of the Notes and the Guarantee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on August 6, 2020 and incorporated herein by reference.

4.9

Sixth Supplemental Indenture, dated as of March 3, 2021, among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the 2028 Notes and the 2028 Guarantee, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on March 3, 2021 and incorporated herein by reference.

4.10

Seventh Supplemental Indenture, dated as of March 3, 2021, among Spirit Realty, L.P., as issuer, Spirit Realty Capital, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of the 2032 Notes and the 2032 Guarantee, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K on March 3, 2021 and incorporated herein by reference.

4.11

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference.

10.1

Second Amended and Restated Agreement of Limited Partnership of Spirit Realty, L.P. filed as Exhibit 3.1 to the Operating Partnership's Current Report on Form 8-K on October 3, 2017 and incorporated herein by reference.

10.2#

Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan filed as Appendix A within the Company's Definitive Proxy Statement on Schedule 14A on April 11, 2016 and incorporated herein by reference.

10.3#

Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated March 2, 2017, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 3, 2017 and incorporated herein by reference.

10.4#

Second Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated March 2, 2017, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference.

10.5#

Third Amendment to the Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, dated May 20, 2019, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference.

10.6#	Form of Restricted Stock Award Grant Notice and Agreement filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.7#	Form of 2021 Performance Share Award Grant Notice and Agreement filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 5, 2021 and incorporated herein by reference.

10.8#*	Form of 2022 Performance Share Award Grant Notice and Agreement.

10.9#	Form of Indemnification Agreement of Spirit Realty Capital, Inc. filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.10#

Second Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jackson Hsieh, dated February 27, 2020, filed as Exhibit 10.1 to the Company’s Form 8-K on March 2, 2020 and incorporated herein by reference.

10.11#

Employment Agreement among Spirit Realty Capital, Inc. and Michael Hughes, dated March 20, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 21, 2018 and incorporated herein by reference.

10.12#

Amendment to Employment Agreement, dated February 27, 2020, by and between Spirit Realty Capital, Inc. and Michael Hughes, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 2, 2020 and incorporated herein by reference.

10.13#

Restricted Stock Award Agreement between Spirit Realty Capital, Inc. and Michael Hughes dated March 29, 2018, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference.

10.14#

Performance Share Award Agreement between Spirit Realty Capital, Inc. and Michael Hughes dated March 29, 2018, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K on February 25, 2020 and incorporated herein by reference.

10.15#

Second Amended and Restated Employment Agreement, dated January 24, 2022, by and between Spirit Realty Capital, Inc. and Jay Young, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 20, 2022 and incorporated herein by reference.

10.16#

Employment Agreement among Spirit Realty Capital, Inc. and Kenneth Heimlich dated April 3, 2018, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on April 6, 2018 and incorporated herein by reference.

10.17#

Amendment to Employment Agreement, dated February 27, 2020, by and between Spirit Realty Capital, Inc. and Kenneth Heimlich, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on March 2, 2020 and incorporated herein by reference.

10.18#

Employment Agreement among Spirit Realty Capital, Inc. and Rochelle Thomas dated January 24, 2022, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 20, 2022 and incorporated herein by reference.

10.19#*	Director Compensation Program of Spirit Realty Capital, Inc. dated November 17, 2021.

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

10.23

Guaranty of Recourse Obligations of Borrower, by Spirit Realty, L.P. in favor of German American Capital Corporation, dated July 17, 2013, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.24

Loan Agreement, between Barclays Bank PLC and Spirit SPE Loan Portfolio 2013-3, LLC, dated July 17, 2013, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.25

Guaranty of Recourse Obligations of Borrower by Spirit Realty, L.P. in favor of Barclays Bank PLC, dated July 17, 2013, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc. as of December 31, 2021.

22.1*	List of Issuers of Guaranteed Securities as of December 31, 2021.

23.1*	Consent of Ernst & Young LLP, Spirit Realty Capital, Inc.'s Independent Registered Accounting Firm.

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

101.1*

The following financial information from Spirit Realty Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

Item 16.   Form 10-K Summary

None.

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2021
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
24 Hour Fitness	1	(d)	$6,982	$9,255	$(3,817)	$(5,674)	$3,165	$3,581	$6,746	(349)	1987	05/07/2015	4 to 25 years
Aaron's	25	(d)	11,215	24,883	—	—	11,215	24,883	36,098	(8,540)	1957 - 2008	07/17/2013	8 to 49 years
Academy Sports + Outdoors	9	(d)	20,495	51,603	—	76	20,495	51,679	72,174	(5,782)	1996 - 2015	07/17/2013 - 11/30/2021	9 to 37 years
Accel International	3	(d)	8,691	22,860	—	—	8,691	22,860	31,551	(4,059)	1990 - 2018	12/17/2014 - 06/03/2021	9 to 30 years
Advance Auto Parts	54	(d)	27,610	49,920	—	(76)	27,610	49,844	77,454	(12,548)	1965 - 2008	07/17/2013 - 11/25/2019	4 to 50 years
Alabama Clinics	1	(d)	695	1,707	—	20	695	1,727	2,422	(414)	2012	12/21/2016	1 to 40 years
Alaska Club	5	(d)	14,160	46,839	—	—	14,160	46,839	60,999	(6,898)	1972 - 2006	08/15/2018	10 to 43 years
Albertsons	4	(d)	9,615	12,420	—	(176)	9,615	12,244	21,859	(4,555)	1982 - 1998	12/17/2013 - 04/01/2015	15 to 30 years
Aldi	1	(d)	1,131	1,176	(372)	(435)	759	741	1,500	(228)	1995	07/17/2013	4 to 22 years
Aludyne	3	(d)	3,018	11,943	—	—	3,018	11,943	14,961	(583)	1969 - 2000	02/03/2021	7 to 33 years
AMC Theatres	4	(d)	12,027	44,079	(2,405)	(8,043)	9,622	36,036	45,658	(12,700)	1997 - 2007	06/23/2004 - 07/17/2013	2 to 40 years
America's Service Station	2	(d)	2,157	2,825	—	—	2,157	2,825	4,982	(219)	2000 - 2011	11/25/2019	10 to 42 years
Amigos United	1	(d)	620	5,415	—	(156)	620	5,259	5,879	(1,895)	2000	08/25/2005	40 to 40 years
Amware Fulfillment	1	(d)	1,731	12,990	—	—	1,731	12,990	14,721	(755)	1969	11/10/2020	8 to 25 years
Andy's Frozen Custard	4	(d)	3,081	902	317	3,198	3,398	4,100	7,498	(631)	1995 - 2019	09/19/2014 - 09/12/2016	13 to 40 years
Applebee's	23	(d)	25,368	43,959	—	—	25,368	43,959	69,327	(12,625)	1990 - 2005	07/17/2013 - 11/25/2019	8 to 40 years
Arby's	12	(d)	6,265	9,685	17	(18)	6,282	9,667	15,949	(2,375)	1980 - 2004	07/17/2013 - 11/25/2019	3 to 30 years
Armacell	1	(d)	1,318	17,900	—	—	1,318	17,900	19,218	(870)	2005	11/10/2020	6 to 30 years
Ashley HomeStore (f)	5	(d)	10,298	22,217	(728)	(3,057)	9,570	19,160	28,730	(4,438)	1947 - 2008	07/17/2013 - 11/23/2021	3 to 45 years
At Home (f)	14	(d)	62,839	106,826	—	134	62,839	106,960	169,799	(17,450)	1984 - 2018	08/01/2016 - 05/27/2021	7 to 40 years
AT&T	1	(d)	2,873	8,252	—	(401)	2,873	7,851	10,724	(1,511)	2002	07/17/2013	16 to 48 years
ATC Fitness	1	(d)	1,187	1,817	—	—	1,187	1,817	3,004	(541)	2014	09/17/2014	15 to 40 years
Auria St. Clair	1	(d)	1,511	6,379	—	—	1,511	6,379	7,890	(720)	1991	01/09/2020	9 to 26 years
Avalon Flooring	1	(d)	753	3,299	—	—	753	3,299	4,052	(752)	2006	03/31/2015	11 to 40 years
Bagger Dave's Burger Tavern	2	(d)	1,069	429	—	—	1,069	429	1,498	(100)	1927 - 1985	11/25/2019	6 to 27 years
Bank of America	2	(d)	16,962	91,417	—	—	16,962	91,417	108,379	(8,946)	1974 - 1975	07/17/2013 - 09/26/2019	8 to 52 years
Best Buy (f)	5	(d)	12,438	28,454	—	(109)	12,438	28,345	40,783	(6,039)	1984 - 2002	07/17/2013 - 11/30/2021	6 to 41 years
Big Lots (f)	1	(d)	1,119	1,676	—	(327)	1,119	1,349	2,468	(1,001)	1988	07/17/2013	9 to 30 years
Big Sandy Furniture	7	(d)	5,327	18,252	—	24	5,327	18,276	23,603	(2,782)	1976 - 1998	11/25/2019	3 to 34 years
BJ's Wholesale Club	9	(d)	47,966	130,403	—	155	47,966	130,558	178,524	(22,049)	1993 - 2020	07/17/2013 - 03/26/2021	8 to 50 years
BlueLinx	3	(d)	37,932	71,290	—	—	37,932	71,290	109,222	(3,786)	1988 - 1996	04/07/2021	7 to 27 years
Bojangles'	1	(d)	598	1,893	—	—	598	1,893	2,491	(443)	1995	11/25/2019	5 to 10 years
Books-A-Million	1	(d)	575	2,568	—	(6)	575	2,562	3,137	(767)	2001	07/17/2013	7 to 45 years
Boscovs	1	(d)	1,803	4,314	—	—	1,803	4,314	6,117	(843)	1970	11/25/2019	3 to 25 years
Brookshire Brothers	7	(d)	4,397	8,077	—	(589)	4,397	7,488	11,885	(5,621)	1971 - 2004	12/01/2005 - 03/31/2014	10 to 30 years
Buffalo Wild Wings	5	(d)	8,282	5,665	—	—	8,282	5,665	13,947	(2,058)	2003 - 2015	11/05/2014 - 11/25/2019	9 to 40 years
Builders FirstSource	2	(d)	6,280	5,800	—	—	6,280	5,800	12,080	(325)	1973 - 2005	05/13/2021 - 11/08/2021	3 to 39 years
Burger King	16	(d)	10,108	10,186	6	(6)	10,114	10,180	20,294	(3,108)	1976 - 1998	09/29/2006 - 11/25/2019	3 to 34 years
Caliber Collision	3	(d)	4,587	6,250	—	65	4,587	6,315	10,902	(1,324)	1986 - 2016	12/28/2016 - 11/25/2019	4 to 50 years
Camping World	8	(d)	25,620	20,025	—	15,969	25,620	35,994	61,614	(8,410)	2004 - 2016	03/27/2015 - 11/25/2019	8 to 40 years
Car Wash USA Express	24	(d)	13,861	66,423	—	—	13,861	66,423	80,284	(5,051)	1998 - 2018	09/27/2019	9 to 39 years
CarMax (f)	8	(d)	48,804	72,425	—	(211)	48,804	72,214	121,018	(16,212)	1994 - 2005	06/30/2005 - 11/25/2019	6 to 45 years
Chapala	1	(d)	477	139	—	—	477	139	616	(37)	1998	11/25/2019	3 to 20 years
Charleston's Restaurant	2	(d)	2,620	6,455	—	12	2,620	6,467	9,087	(900)	1992 - 2002	11/25/2019	2 to 20 years
Chick-Fil-A	1	(d)	985	725	—	—	985	725	1,710	(321)	1995	07/17/2013	11 to 33 years
Childcare Network	20	(d)	9,432	18,736	—	36	9,432	18,772	28,204	(5,285)	1949 - 2016	10/31/2014 - 02/23/2017	4 to 50 years
Childtime	6	(d)	2,106	4,181	—	—	2,106	4,181	6,287	(1,874)	1974 - 2010	07/17/2013 - 02/19/2015	8 to 40 years
Chili's	3	(d)	2,628	3,337	—	—	2,628	3,337	5,965	(1,145)	1985 - 1999	07/17/2013	11 to 35 years
Chuck-A-Rama and Grub Steak	13	(d)	9,209	24,455	—	—	9,209	24,455	33,664	(3,271)	1964 - 2011	01/22/2019	7 to 37 years
Church's Chicken	161	(d)	66,161	77,981	(304)	(53)	65,857	77,928	143,785	(33,628)	1965 - 2007	07/17/2013	3 to 40 years
Cinemark	1	(d)	4,023	10,346	—	52	4,023	10,398	14,421	(1,599)	2016	02/21/2017	15 to 50 years
Circle K	75	(d)	54,186	90,228	(21)	—	54,165	90,228	144,393	(40,397)	1950 - 2005	07/17/2013	3 to 38 years
City Electric Supply	74	(d)	27,568	74,284	31	771	27,599	75,055	102,654	(3,019)	1935 - 2017	11/30/2020	5 to 48 years
Clean Freak	8	(d)	11,436	13,593	—	54	11,436	13,647	25,083	(2,544)	1970 - 2016	09/29/2016 - 01/16/2020	15 to 37 years
ClubCorp	20	(d)	146,753	44,705	—	—	146,753	44,705	191,458	(4,447)	1959 - 2008	07/19/2021	4 to 39 years

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2021
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Coastal Construction Products	3	(d)	4,523	7,356	—	—	4,523	7,356	11,879	(216)	1970 - 2007	03/30/2021	6 to 39 years
Columbus Fish Market	1	(d)	2,164	1,165	—	—	2,164	1,165	3,329	(757)	1960	07/17/2013	9 to 23 years
Conney Safety	1	(d)	1,189	11,451	—	—	1,189	11,451	12,640	(1,149)	1986	01/09/2020	8 to 23 years
Convergys	1	(d)	808	6,045	—	(334)	808	5,711	6,519	(1,139)	2008	07/17/2013	12 to 52 years
Cost-U-Less	1	(d)	2,132	5,992	—	—	2,132	5,992	8,124	(1,909)	2005	07/17/2013	8 to 37 years
Crème de la Crème	5	(d)	10,538	18,955	—	61	10,538	19,016	29,554	(1,500)	2007 - 2009	11/25/2019	7 to 41 years
Crunch Fitness	6	(d)	7,424	21,920	—	3,036	7,424	24,956	32,380	(4,483)	1993 - 2017	11/29/2016 - 11/25/2019	8 to 44 years
C-Store	250	(d)	183,280	155,118	(1,219)	2,924	182,061	158,042	340,103	(68,584)	1945 - 2011	07/02/2007 - 06/28/2019	7 to 40 years
Curacao (f)	1	(d)	9,470	13,326	(2,049)	(5,007)	7,421	8,319	15,740	(805)	1968	12/30/2014	6 to 24 years
Curt Manufacturing	2	(d)	4,582	13,044	—	130	4,582	13,174	17,756	(994)	2009 - 2010	11/13/2020	9 to 29 years
CVS	33	(d)	31,849	92,724	(185)	(1,587)	31,664	91,137	122,801	(25,467)	1994 - 2007	07/17/2013	7 to 43 years
Dairy Queen	4	(d)	2,570	4,333	—	90	2,570	4,423	6,993	(1,061)	1984 - 2010	02/16/2017	5 to 40 years
Dave & Buster's	3	(d)	10,420	12,348	—	87	10,420	12,435	22,855	(4,859)	1995 - 2017	07/17/2013 - 05/18/2017	7 to 50 years
David's Bridal (f)	2	(d)	1,461	4,727	—	54	1,461	4,781	6,242	(1,147)	2005 - 2006	07/17/2013	11 to 48 years
Davis-Standard	2	(d)	3,181	15,331	—	71	3,181	15,402	18,583	(3,025)	1969 - 1983	10/27/2016	5 to 40 years
Defined Fitness	7	(d)	16,187	35,280	—	6	16,187	35,286	51,473	(6,226)	1972 - 2020	04/23/2015 - 11/24/2020	14 to 45 years
Defy Trampoline Park (f)	10	(d)	12,493	22,679	521	3,758	13,014	26,437	39,451	(6,752)	1970 - 2018	09/30/2015 - 08/31/2018	9 to 40 years
Denny's	2	(d)	997	1,409	(24)	25	973	1,434	2,407	(323)	1995 - 1996	03/20/2015 - 11/25/2019	8 to 20 years
Dillon Tire	1	(d)	1,144	2,935	—	—	1,144	2,935	4,079	(835)	1972	11/25/2019	2 to 10 years
Direct Shot Distributing	1	(d)	6,447	20,390	—	—	6,447	20,390	26,837	(1,009)	2020	11/10/2020	6 to 34 years
Dollar General	80	(d)	29,062	67,314	—	70	29,062	67,384	96,446	(14,158)	2005 - 2021	07/17/2013 - 12/13/2021	5 to 44 years
Dollar Tree / Family Dollar (f)	111	(d)	44,147	81,252	(486)	(1,471)	43,661	79,781	123,442	(11,729)	1932 - 2021	07/17/2013 - 11/10/2021	3 to 50 years
Drive Time	2	(d)	2,158	2,071	—	(46)	2,158	2,025	4,183	(1,361)	1968 - 2005	11/25/2014 - 03/11/2015	10 to 40 years
Driver’s Edge	5	(d)	5,737	5,766	—	—	5,737	5,766	11,503	(245)	1999 - 2017	02/02/2021	11 to 38 years
Duluth Trading Co.	1	(d)	2,776	3,990	—	367	2,776	4,357	7,133	(1,111)	2007	07/17/2013	10 to 47 years
Dunkin'	1	(d)	600	765	—	—	600	765	1,365	(545)	1995	09/29/2006	15 to 30 years
Eddie Merlot's	1	(d)	1,184	2,776	(885)	(2,079)	299	697	996	(68)	1997	11/25/2019	6 to 22 years
El Chico	1	(d)	1,337	61	(844)	(39)	493	22	515	(18)	1976	11/25/2019	6 to 14 years
Emagine Theaters	13	(d)	31,129	36,424	(419)	23,260	30,710	59,684	90,394	(13,162)	1984 - 2013	07/29/2016 - 11/25/2019	3 to 36 years
Everbrook Academy	4	(d)	5,736	16,195	—	—	5,736	16,195	21,931	(55)	1996 - 2020	09/30/2021 - 12/22/2021	10 to 44 years
Exceptional Health	3	(d)	4,495	12,652	—	6,648	4,495	19,300	23,795	(2,601)	2014 - 2016	03/30/2016 - 12/01/2016	16 to 50 years
FABco	2	(d)	10,341	28,364	—	—	10,341	28,364	38,705	—	1977 - 2015	12/14/2021	8 to 25 years
Family Fare Supermarket	1	(d)	2,198	3,328	—	(67)	2,198	3,261	5,459	(1,683)	1982	12/17/2013	15 to 20 years
Family Medical Center	1	(d)	521	2,589	—	65	521	2,654	3,175	(872)	1988	08/18/2014	7 to 30 years
Fazoli's	3	(d)	2,085	255	101	(119)	2,186	136	2,322	(53)	1982	08/27/2009 - 11/25/2019	7 to 18 years
FedEx	6	(d)	33,331	67,662	631	333	33,962	67,995	101,957	(13,673)	1996 - 2017	07/17/2013 - 09/29/2020	6 to 44 years
Ferguson Enterprises	7	(d)	19,992	54,454	—	—	19,992	54,454	74,446	(25,971)	2006 - 2007	07/17/2013	8 to 46 years
FHE	2	(d)	3,236	14,281	—	11	3,236	14,292	17,528	(1,174)	2007 - 2019	06/28/2019	10 to 45 years
Fiesta Mart (f)	1	(d)	3,975	—	—	—	3,975	—	3,975	—	(e)	07/17/2013	(e)
Finish Line Car Wash	1	(d)	1,565	4,051	—	—	1,565	4,051	5,616	(48)	2013	09/28/2021	13 to 36 years
Fire King	1	(d)	941	5,078	—	65	941	5,143	6,084	(421)	1977	12/20/2019	9 to 30 years
Food City	3	(d)	4,591	15,150	—	—	4,591	15,150	19,741	(4,487)	1969 - 2001	09/30/2014	10 to 40 years
Food Lion	1	(d)	696	5,402	—	—	696	5,402	6,098	(1,357)	1988	09/30/2014	10 to 40 years
Fox Rehabilitation Services	1	(d)	4,078	6,076	—	—	4,078	6,076	10,154	(1,687)	1998	11/23/2016	9 to 30 years
Freddy's Frozen Custard & Steakburgers	1	(d)	594	1,196	—	—	594	1,196	1,790	(142)	2016	06/28/2019	8 to 34 years
Fresenius Medical Care	2	(d)	780	2,419	—	(91)	780	2,328	3,108	(750)	2008 - 2009	08/18/2014	10 to 40 years
Gardner School	1	(d)	2,461	1,427	—	—	2,461	1,427	3,888	(342)	1976	03/27/2015	15 to 40 years
Georgia Theatre	4	(d)	9,034	33,747	—	—	9,034	33,747	42,781	(7,346)	2001 - 2010	12/30/2014	15 to 40 years
Golden Corral	7	(d)	8,938	15,321	—	—	8,938	15,321	24,259	(4,067)	1993 - 2011	07/17/2013 - 11/25/2019	5 to 33 years
Gourmet Foods	2	(d)	6,224	8,369	—	—	6,224	8,369	14,593	(745)	1958 - 1986	10/11/2019	8 to 35 years
GQT Riverview 14 GDX	1	(d)	4,970	4,014	—	8,907	4,970	12,921	17,891	(1,889)	2016	11/05/2015	12 to 50 years
Grease Monkey	29	(d)	8,374	15,376	—	—	8,374	15,376	23,750	(8,871)	1968 - 1998	09/07/2007 - 11/25/2019	6 to 40 years
H&E Equipment Services	1	(d)	1,790	1,267	—	—	1,790	1,267	3,057	(839)	2014	09/30/2014	11 to 30 years
Hardee's	34	(d)	13,901	18,960	—	—	13,901	18,960	32,861	(9,341)	1969 - 1999	12/21/2012 - 11/25/2019	5 to 30 years
Hartford Provision Company	1	(d)	1,590	6,774	—	632	1,590	7,406	8,996	(2,640)	1982	05/05/2015	7 to 20 years

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2021
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Hatch Stamping	3	(d)	2,411	9,705	—	—	2,411	9,705	12,116	(1,432)	1975 - 2001	06/17/2019	6 to 25 years
Havana Farm and Home Supply	1	(d)	526	813	—	(32)	526	781	1,307	(493)	2000	05/31/2006	15 to 30 years
Health Point Family Medicine	1	(d)	159	1,124	—	(24)	159	1,100	1,259	(255)	2012	08/18/2014	15 to 40 years
Hobby Lobby (f)	1	(d)	2,612	4,840	—	128	2,612	4,968	7,580	(2,513)	2006	07/17/2013	4 to 39 years
Home Depot (f)	8	(c), (d)	59,098	67,982	—	535	59,098	68,517	127,615	(22,224)	1978 - 2003	07/17/2013 - 06/28/2021	1 to 33 years
Hy-Vee Food Store (f)	1	(d)	648	379	—	(100)	648	279	927	(384)	1974	05/31/2006	15 to 20 years
IBM	2	(d)	4,573	40,263	(544)	(1,337)	4,029	38,926	42,955	(6,138)	1989	08/02/2017	5 to 35 years
In-Shape	2	(d)	3,146	7,985	—	2,244	3,146	10,229	13,375	(2,742)	1964 - 2001	12/05/2014 - 09/04/2015	10 to 30 years
Insurance Auto Auction	3	(d)	15,741	3,162	—	—	15,741	3,162	18,903	(2,232)	2012 - 2020	09/11/2018 - 11/30/2020	7 to 35 years
Interstate Resources	1	(d)	1,084	5,507	—	682	1,084	6,189	7,273	(2,376)	1999	07/17/2013	8 to 26 years
J. Jill	1	(d)	7,420	19,608	—	—	7,420	19,608	27,028	(10,466)	1998	07/17/2013	8 to 25 years
Jiffy Lube	17	(d)	14,478	17,335	—	1,089	14,478	18,424	32,902	(2,251)	1985 - 2002	03/19/2013 - 12/09/2021	9 to 43 years
Jo-Ann's (f)	3	(d)	5,425	8,958	151	281	5,576	9,239	14,815	(3,093)	1998 - 2000	07/17/2013	7 to 43 years
Joe's Crab Shack	1	(d)	882	612	—	—	882	612	1,494	(103)	1989	11/25/2019	3 to 20 years
KFC	18	(d)	9,506	12,023	109	118	9,615	12,141	21,756	(4,490)	1966 - 2016	10/03/2011 - 12/23/2020	10 to 40 years
King’s Daughters Medical Center	1	(d)	658	3,171	—	—	658	3,171	3,829	(870)	2013	08/18/2014	9 to 40 years
Kiolbassa	2	(d)	4,088	9,105	—	—	4,088	9,105	13,193	(586)	2004 - 2007	05/07/2020	8 to 30 years
Kohl's	13	(d)	36,903	69,915	200	534	37,103	70,449	107,552	(17,108)	1994 - 2007	07/17/2013 - 03/31/2021	5 to 46 years
Kroger	1	(d)	972	8,435	—	(28)	972	8,407	9,379	(3,262)	1998	07/17/2013	9 to 25 years
L-3 Link Simulation & Training	1	(d)	1,133	9,908	—	—	1,133	9,908	11,041	(181)	1985	06/17/2021	8 to 40 years
LA Fitness	8	(d)	23,885	58,328	284	13	24,169	58,341	82,510	(15,228)	1999 - 2009	07/17/2013 - 11/25/2019	5 to 43 years
Lamb's/Ramona Tire	6	(d)	7,573	6,599	—	—	7,573	6,599	14,172	(611)	1975 - 2012	09/27/2019	9 to 37 years
La-Z-Boy	3	(d)	4,318	12,823	(1,374)	(2,794)	2,944	10,029	12,973	(2,221)	1987 - 2006	07/17/2013	4 to 45 years
Lee's Famous Recipe Chicken	5	(d)	1,506	1,352	—	—	1,506	1,352	2,858	(540)	1970 - 1988	08/21/2015	15 to 30 years
Liberty Oilfield Services	2	(d)	4,760	10,281	—	—	4,760	10,281	15,041	(2,775)	1977 - 2001	12/30/2014	15 to 50 years
Life Time Fitness	8	(d)	56,968	175,542	—	192	56,968	175,734	232,702	(16,588)	2002 - 2021	08/30/2018 - 03/10/2021	6 to 55 years
Logan's Roadhouse	2	(d)	2,553	4,074	(1,822)	(2,941)	731	1,133	1,864	(156)	1996 - 2007	07/17/2013	5 to 34 years
Long John Silver's / A&W	1	(d)	1,329	—	—	—	1,329	—	1,329	—	(e)	07/17/2013	(e)
Look Cinemas	3	(d)	8,657	47,880	—	8,898	8,657	56,778	65,435	(11,591)	1997 - 2000	09/30/2015	15 to 30 years
Lowe's (f)	6	(d)	45,637	37,533	(7,082)	(5,581)	38,555	31,952	70,507	(11,935)	1991 - 1998	07/17/2013	8 to 36 years
Lutheran Health Physicians	1	(d)	220	278	68	(30)	288	248	536	(144)	2007	08/18/2014	10 to 20 years
MAACO	3	(d)	2,501	2,815	(759)	(63)	1,742	2,752	4,494	(555)	1950 - 1999	03/31/2017	6 to 30 years
Mac Papers + Packaging	18	(d)	22,631	89,843	—	—	22,631	89,843	112,474	(5,865)	1956 - 2016	03/12/2020 - 08/07/2020	6 to 46 years
Main Event	9	(d)	24,038	36,478	1,527	21,424	25,565	57,902	83,467	(18,399)	1998 - 2021	09/30/2005 - 03/10/2021	10 to 45 years
Malibu Boats	2	(d)	4,644	13,911	—	—	4,644	13,911	18,555	(7,818)	1992 - 1998	03/31/2008	15 to 30 years
Market Street	2	(d)	3,559	10,834	—	(775)	3,559	10,059	13,618	(5,717)	1997 - 1999	05/23/2005	20 to 40 years
Mattress Firm	1	(d)	596	872	—	216	596	1,088	1,684	(409)	1998	07/17/2013	9 to 45 years
Michael's (f)	1	(d)	1,114	6,726	—	—	1,114	6,726	7,840	(2,481)	2002	07/17/2013	9 to 49 years
Milo's	9	(d)	5,260	7,074	—	475	5,260	7,549	12,809	(3,090)	1977 - 2008	03/29/2013 - 11/25/2019	8 to 29 years
Missoula Fresh Market	2	(d)	5,518	9,882	—	—	5,518	9,882	15,400	(2,652)	1999 - 2008	03/11/2015 - 03/12/2015	15 to 30 years
Mister Car Wash	22	(d)	41,796	48,845	536	150	42,332	48,995	91,327	(13,687)	1956 - 2016	05/15/2013 - 11/16/2021	3 to 40 years
Mojo Grill	1	(d)	619	236	—	500	619	736	1,355	(133)	1996	10/26/2018	8 to 23 years
Monterey's Tex Mex	1	(d)	818	670	—	—	818	670	1,488	(99)	1988	11/25/2019	3 to 23 years
Mountainside Fitness	1	(d)	1,687	2,935	—	12	1,687	2,947	4,634	(272)	2002	11/25/2019	3 to 35 years
Mr. Clean/Jiffy Lube	2	(d)	4,964	3,351	—	—	4,964	3,351	8,315	(382)	1996 - 1998	09/11/2019	10 to 30 years
NextCare Urgent Care	1	(d)	271	728	—	—	271	728	999	(193)	1985	08/18/2014	8 to 40 years
NN, Inc.	1	(d)	3,595	21,969	—	—	3,595	21,969	25,564	—	2019	12/29/2021	12 to 39 years
Northern Tool & Equipment	1	(d)	1,728	3,437	—	—	1,728	3,437	5,165	(1,001)	2006	07/17/2013	8 to 43 years
Off Lease Only	4	(d)	60,479	38,683	—	—	60,479	38,683	99,162	(2,684)	1988 - 2021	09/09/2020 - 06/24/2021	14 to 45 years
Office Depot (f)	6	(d)	5,561	14,526	—	288	5,561	14,814	20,375	(4,115)	1999 - 2009	07/17/2013	8 to 47 years
OfficeMax	1	(d)	621	2,208	(320)	(1,009)	301	1,199	1,500	—	1999	07/17/2013	4 to 36 years
Ogden Clinic	1	(d)	597	2,331	(221)	(1,196)	376	1,135	1,511	—	1985	08/18/2014	7 to 22 years
Ojos Locos Sports Cantina	1	(d)	1,725	1,470	—	—	1,725	1,470	3,195	(463)	2014	04/15/2015	15 to 30 years
Old Time Pottery	3	(d)	6,071	12,093	(506)	(1,516)	5,565	10,577	16,142	(4,292)	1985 - 1994	07/17/2013 - 05/08/2015	3 to 20 years
O'Reilly Auto Parts	1	(d)	161	—	—	—	161	—	161	—	(e)	11/25/2019	(e)

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2021
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Panera	1	(d)	1,196	1,671	—	(14)	1,196	1,657	2,853	(549)	1999	07/17/2013	11 to 34 years
Party City	3	(d)	11,849	116,669	—	—	11,849	116,669	128,518	(7,951)	1991 - 2015	06/28/2019	9 to 42 years
Pawn I	2	(d)	1,440	3,684	—	—	1,440	3,684	5,124	(663)	1994 - 2009	07/31/2015	15 to 50 years
Pep Boys	12	(d)	15,715	32,593	—	—	15,715	32,593	48,308	(10,629)	1987 - 1998	07/17/2013	7 to 41 years
PetSmart	3	(d)	4,247	10,208	—	—	4,247	10,208	14,455	(2,805)	1996 - 1997	07/17/2013	8 to 44 years
PetSuites Pet Resort & Spa	1	(d)	1,563	2,679	—	—	1,563	2,679	4,242	(275)	2018	03/29/2019	19 to 35 years
Pioneer Seeds	1	(d)	870	6,961	—	29	870	6,990	7,860	(1,139)	2016	12/16/2016	9 to 40 years
Planet Fitness	3	(d)	2,704	5,612	—	22	2,704	5,634	8,338	(1,860)	1978 - 1988	09/30/2014 - 04/15/2016	8 to 30 years
Popeye's Chicken & Biscuits	7	(d)	3,793	5,495	—	—	3,793	5,495	9,288	(1,118)	1975 - 2004	11/25/2019	4 to 19 years
PriMed Physicians	1	(d)	559	1,420	(201)	(678)	358	742	1,100	—	1985	08/18/2014	7 to 32 years
Progressive Medical Center	1	(d)	1,061	4,556	—	22	1,061	4,578	5,639	(792)	1988	10/27/2016	2 to 40 years
Rally's	1	(d)	160	693	(1)	(4)	159	689	848	(140)	1990	11/25/2019	6 to 12 years
Raymour & Flanigan Furniture	2	(d)	2,825	19,295	—	25	2,825	19,320	22,145	(1,366)	1978 - 2005	11/25/2019	7 to 43 years
Red Lobster	24	(d)	23,805	39,408	—	69	23,805	39,477	63,282	(10,402)	1971 - 2013	12/23/2014 - 12/22/2016	11 to 40 years
Red Mesa Grill	3	(d)	947	3,140	—	—	947	3,140	4,087	(751)	1997 - 2004	11/09/2015	15 to 30 years
Regal Cinemas	8	(d)	22,833	40,156	—	6,474	22,833	46,630	69,463	(12,865)	1995 - 2006	12/30/2014 - 11/23/2016	4 to 40 years
Renaissance Food	1	(d)	3,203	8,089	—	324	3,203	8,413	11,616	(659)	2016	12/03/2019	11 to 38 years
Repair One	1	(d)	574	1,349	—	—	574	1,349	1,923	(132)	1997	11/25/2019	10 to 25 years
Residence Inn by Marriott	1	(d)	4,627	28,368	—	4,729	4,627	33,097	37,724	(2,424)	2006	03/28/2019	11 to 40 years
Rite Aid	11	(d)	9,115	25,899	(378)	(1,057)	8,737	24,842	33,579	(6,637)	1993 - 2006	07/17/2013	4 to 43 years
Ross (f)	1	(d)	2,631	7,710	—	(327)	2,631	7,383	10,014	(2,176)	2006	07/17/2013	11 to 43 years
Ruth's Chris Steakhouse	2	(d)	3,558	3,428	—	—	3,558	3,428	6,986	(1,239)	1964 - 2000	07/17/2013	10 to 30 years
Ryerson	9	(d)	14,788	48,306	(140)	423	14,648	48,729	63,377	(6,413)	1935 - 2002	12/20/2019	4 to 27 years
Sagebrush	2	(d)	1,514	4,759	—	49	1,514	4,808	6,322	(290)	1987 - 1993	11/23/2020	7 to 23 years
Saisaki Asian Bistro and Sushi	1	(d)	1,184	311	—	—	1,184	311	1,495	(440)	1995	06/25/2004	10 to 25 years
Saltgrass	1	(d)	1,934	1,456	—	—	1,934	1,456	3,390	(211)	1998	11/25/2019	7 to 20 years
Same Day Delivery	1	(d)	2,287	4,469	(1,369)	(2,277)	918	2,192	3,110	(660)	2001	07/17/2013	4 to 30 years
Sam's Club (f)	2	(d)	12,609	16,182	295	271	12,904	16,453	29,357	(11,259)	1991 - 1993	07/17/2013	5 to 21 years
Serrano's Mexican Restaurant	2	(d)	1,031	2,161	—	—	1,031	2,161	3,192	(694)	1990 - 2004	06/14/2013	15 to 40 years
Service King	24	(d)	30,873	43,757	—	—	30,873	43,757	74,630	(744)	1976 - 2004	11/25/2019 - 11/16/2021	7 to 40 years
Sheffield Pharmaceuticals	1	(d)	627	4,767	—	27	627	4,794	5,421	(1,008)	1975	06/30/2016	4 to 30 years
Shiloh Industries	3	(d)	10,350	26,362	—	—	10,350	26,362	36,712	(1,234)	1987 - 2014	02/03/2021 - 08/04/2021	6 to 33 years
Shooters World	2	(d)	4,238	15,646	390	5,508	4,628	21,154	25,782	(2,174)	1990 - 2018	06/05/2015 - 01/26/2018	13 to 45 years
Shutterfly	1	(d)	7,867	24,085	—	—	7,867	24,085	31,952	(1,059)	2020	09/15/2020	10 to 45 years
Skyline Chili	2	(d)	1,437	1,073	—	—	1,437	1,073	2,510	(189)	1998	11/25/2019	8 to 18 years
Slim Chickens	2	(d)	1,687	2,122	—	—	1,687	2,122	3,809	(410)	2013 - 2015	03/31/2015 - 11/25/2019	7 to 40 years
Smart & Final	2	(d)	11,172	19,859	—	—	11,172	19,859	31,031	(5,092)	1997 - 2005	03/16/2015 - 03/23/2015	15 to 40 years
Smokey Bones Barbecue & Grill	13	(d)	18,287	10,375	(350)	(261)	17,937	10,114	28,051	(7,899)	1972 - 2006	12/31/2007	15 to 40 years
Smoothie King	1	(d)	208	302	—	(2)	208	300	508	(157)	2007	07/17/2013	13 to 24 years
Sonic Drive-In	37	(d)	19,280	15,032	—	—	19,280	15,032	34,312	(6,438)	1976 - 2010	09/17/2013 - 11/25/2019	2 to 30 years
Sonny's BBQ	8	(d)	10,665	9,510	—	1,117	10,665	10,627	21,292	(2,027)	1984 - 2006	12/28/2016 - 06/09/2017	6 to 40 years
South Carolina Oncology Associates	1	(d)	3,378	35,153	—	—	3,378	35,153	38,531	(7,414)	2003	12/31/2013	15 to 40 years
Southern Theatres	2	(d)	10,335	13,237	—	2,500	10,335	15,737	26,072	(4,789)	1999 - 2000	09/25/2014	15 to 30 years
Specialists in Urology	9	(d)	7,469	32,725	(231)	(680)	7,238	32,045	39,283	(8,535)	1978 - 2012	08/30/2012 - 03/31/2016	9 to 50 years
Sportsman's Warehouse	9	(d)	21,563	47,014	—	7	21,563	47,021	68,584	(13,412)	2000 - 2019	10/15/2012 - 12/20/2019	10 to 50 years
Staples	6	(d)	4,993	15,964	—	(21)	4,993	15,943	20,936	(4,109)	1998 - 2006	07/17/2013	8 to 48 years
Starbucks	4	(d)	1,692	2,586	—	(15)	1,692	2,571	4,263	(1,007)	2007	07/17/2013	10 to 39 years
Stater Bros. Markets	1	(d)	1,569	4,271	—	(58)	1,569	4,213	5,782	(1,404)	1983	12/17/2013	15 to 30 years
Strickland Brothers	22	(d)	13,109	12,698	—	—	13,109	12,698	25,807	—	1983 - 2018	12/07/2021 - 12/22/2021	5 to 39 years
Studio Movie Grill	1	(d)	2,930	7,616	—	267	2,930	7,883	10,813	(1,433)	1987	03/15/2017	10 to 40 years
SunOpta	1	(d)	4,127	3,866	—	10,423	4,127	14,289	18,416	—	(g)	08/13/2021	(g)
SuperValu	1	(d)	3,331	3,500	—	—	3,331	3,500	6,831	(447)	1992	07/17/2013	15 to 15 years
Surf's Up Car Wash	11	(d)	23,527	42,359	—	—	23,527	42,359	65,886	(229)	2008 - 2021	10/06/2021 - 12/22/2021	11 to 40 years
Taco Bell	8	(d)	3,444	6,617	—	(29)	3,444	6,588	10,032	(2,952)	1992 - 2012	03/29/2013 - 07/17/2013	7 to 35 years
Taco Bell / KFC	1	(d)	389	1,425	—	(6)	389	1,419	1,808	(503)	2000	07/17/2013	10 to 30 years

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2021
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Life in which depreciation in latest Statement of Operations is computed
Taco Bueno	19	(d)	12,789	14,826	—	(52)	12,789	14,774	27,563	(4,015)	1977 - 2005	06/30/2016 - 11/25/2019	8 to 30 years
Ted's Cafe Escondido	2	(d)	2,968	4,554	—	—	2,968	4,554	7,522	(617)	2006 - 2013	11/25/2019	7 to 20 years
Terra Mulch Products	1	(d)	1,356	5,406	—	—	1,356	5,406	6,762	(1,707)	2006	05/11/2015	10 to 30 years
Tesla	1	(d)	1,893	6,154	—	85	1,893	6,239	8,132	(234)	1980	12/22/2020	10 to 35 years
Texas Corral	1	(d)	549	752	—	—	549	752	1,301	(402)	2006	12/21/2007	15 to 50 years
Texas Roadhouse	1	(d)	1,214	1,412	—	—	1,214	1,412	2,626	(141)	2005	11/25/2019	5 to 33 years
The Children's Courtyard	1	(d)	334	2,146	—	12	334	2,158	2,492	(360)	2003	03/31/2017	15 to 30 years
The Gerson Company	1	(d)	6,381	30,134	—	—	6,381	30,134	36,515	—	1960	12/09/2021	10 to 27 years
The Toledo Hospital	1	(d)	728	3,440	—	—	728	3,440	4,168	(1,258)	2002	08/18/2014	9 to 30 years
TI Group Automotive	1	(d)	3,939	7,950	—	—	3,939	7,950	11,889	(614)	2005	11/19/2020	9 to 32 years
Tire Warehouse	1	(d)	695	944	—	12	695	956	1,651	(127)	1993	11/25/2019	5 to 22 years
TJ Maxx (f)	1	(d)	578	2,063	—	358	578	2,421	2,999	(1,329)	1988	07/17/2013	5 to 20 years
Topgolf	1	(d)	3,734	9,595	3,450	6,104	7,184	15,699	22,883	(1,811)	2018	12/10/2018	11 to 45 years
Tower Automotive	1	(d)	5,344	28,900	—	—	5,344	28,900	34,244	(2,623)	1990	01/28/2020	9 to 30 years
Tractor Supply	20	(c), (d)	22,622	37,122	539	(108)	23,161	37,014	60,175	(16,603)	1975 - 2011	07/17/2013 - 11/13/2015	4 to 48 years
Trinity Highway Products	3	(d)	14,314	50,948	—	—	14,314	50,948	65,262	—	1940 - 1992	12/31/2021	10 to 39 years
Truck-Lite	3	(d)	7,413	21,598	—	—	7,413	21,598	29,011	(589)	1985 - 2020	05/27/2021	7 to 54 years
Tupperware	1	(d)	17,283	19,024	—	—	17,283	19,024	36,307	(565)	2007	04/23/2021	10 to 35 years
Tutor Time	4	(d)	2,790	6,978	—	(60)	2,790	6,918	9,708	(832)	1985 - 2008	07/17/2013 - 12/29/2021	5 to 36 years
Twin Peaks	1	(d)	1,112	—	—	—	1,112	—	1,112	—	(e)	11/25/2019	(e)
Twin Tiers Eye Care	6	(d)	912	8,750	—	—	912	8,750	9,662	(2,163)	1970 - 2002	04/30/2015	15 to 30 years
United Ag & Turf	5	(d)	2,041	8,955	—	—	2,041	8,955	10,996	(880)	1981 - 2006	01/28/2020	6 to 40 years
United Supermarkets	6	(d)	8,332	10,703	—	(696)	8,332	10,007	18,339	(3,920)	1988 - 1999	05/23/2005 - 08/29/2011	15 to 40 years
United Technologies Corporation	1	(d)	927	3,455	—	(270)	927	3,185	4,112	(1,059)	1987	07/17/2013	10 to 40 years
Vacant	3	(d)	3,809	5,568	(1,971)	(3,427)	1,838	2,141	3,979	(649)	1997 - 2006	07/17/2013	1 to 29 years
Valley Surgical Center	1	(d)	363	3,726	—	—	363	3,726	4,089	(825)	2009	08/18/2014	14 to 40 years
VASA Fitness	4	(d)	8,403	20,764	—	110	8,403	20,874	29,277	(2,494)	1988 - 2000	11/20/2015 - 09/29/2021	8 to 39 years
Verizon	1	(d)	343	152	—	(2)	343	150	493	(164)	2007	07/17/2013	10 to 24 years
Walgreens (f)	33	(d)	35,433	133,220	(105)	(411)	35,328	132,809	168,137	(33,423)	1994 - 2008	07/17/2013	3 to 45 years
Walmart	3	(d)	3,940	4,646	69	(82)	4,009	4,564	8,573	(3,022)	1987 - 1991	07/17/2013 - 01/08/2019	7 to 22 years
Warrior Manufacturing	1	(d)	2,518	10,195	—	—	2,518	10,195	12,713	—	2007	12/16/2021	14 to 30 years
Wawa	3	(d)	6,991	7,594	—	—	6,991	7,594	14,585	(3,066)	2001 - 2006	07/17/2013	8 to 46 years
Wendy's	1	(d)	336	773	—	—	336	773	1,109	(93)	1985	11/25/2019	9 to 21 years
Whirlpool	1	(d)	10,183	23,664	—	—	10,183	23,664	33,847	(1,326)	2020	11/10/2020	5 to 31 years
Winco Foods	1	(d)	3,108	12,817	—	(16)	3,108	12,801	15,909	(3,358)	1960	07/17/2013	9 to 40 years
Winsteads	1	(d)	607	123	—	—	607	123	730	(43)	2009	11/25/2019	7 to 21 years
Worthington Steel	3	(d)	9,026	33,903	—	—	9,026	33,903	42,929	(1,375)	1997 - 2011	06/08/2021	9 to 40 years
Yard House	1	(d)	1,370	8,260	(29)	21	1,341	8,281	9,622	(548)	2013	11/25/2019	3 to 35 years
Zaxby's	3	(d)	2,259	4,964	(69)	—	2,190	4,964	7,154	(1,283)	2006 - 2010	07/01/2015 - 09/17/2015	15 to 30 years
Zips Car Wash	17	(d)	18,796	34,514	—	432	18,796	34,946	53,742	(4,913)	2005 - 2021	09/30/2015 - 12/30/2021	10 to 44 years
	1,999		$2,538,703	$4,871,994	$(21,988)	$90,209	$2,516,715	$4,962,203	$7,478,918	$(1,033,391)

(a)	As of December 31, 2021, the Company held one direct finance lease property and three held for sale properties, which are not included in the table above.
(b)	The aggregate cost of properties for federal income tax purposes is approximately $6.8 billion at December 31, 2021.
(c)	Includes one property collateralized with fixed CMBS debt. See Note 4 for further details.
(d)	Includes unencumbered properties.
(e)	Represents land only properties with no depreciation and therefore date of construction and estimated life for depreciation not applicable.
(f)	Includes one property where tenant is anchor tenant by rent in a multi-tenant property.
(g)	Represents property that is under construction and therefore date of construction and estimated life for depreciation not applicable.

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

	2021	2020	2019
Land, buildings, and improvements
Balance at the beginning of the year	$6,392,596	$5,750,507	$4,757,717
Additions:
Acquisitions, capital expenditures, and reclassifications from held for sale and deferred financing leases	1,177,140	842,891	1,238,020
Deductions:
Dispositions of land, buildings, and improvements	(38,390)	(50,853)	(98,445)
Reclassifications to held for sale	(17,047)	(69,573)	(119,449)
Impairments, basis reset due to impairment and other adjustments	(35,381)	(80,376)	(27,336)
Gross Real Estate Balance at close of the year	$7,478,918	$6,392,596	$5,750,507

Accumulated depreciation and amortization
Balance at the beginning of the year	$(850,320)	$(717,097)	$(621,456)
Additions:
Depreciation expense and reclassifications from held for sale	(205,881)	(177,268)	(145,104)
Deductions:
Dispositions of land, buildings, and improvements and other adjustments	21,952	38,723	32,678
Reclassifications to held for sale	858	5,322	16,785
Balance at close of the year	$(1,033,391)	$(850,320)	$(717,097)

Net Real Estate Investment	$6,445,527	$5,542,276	$5,033,410

SPIRIT REALTY CAPITAL, INC.

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2021

(In thousands)

	2021	2020	2019
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$—	$32,654	$45,187
Deductions during period
Collections of principal	—	(31,733)	(10,927)
Amortization of premium	—	(921)	(1,606)
Mortgage loans receivable December 31,	—	—	32,654
Other loans receivable	10,450	—	1,811
Total loans receivable	$10,450	$—	$34,465

SIGNATURES

Pursuant to the requirements of Section 13 or 14(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT REALTY CAPITAL, INC. (Registrant)

By:	/s/ Prakash J. Parag
Name:	Prakash J. Parag
Title:	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 14, 2022

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

Name	Title	Date
/s/ Jackson Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2022

/s/ Michael Hughes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2022

/s/ Prakash J. Parag	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2022

/s/ Kevin M. Charlton	Director	February 14, 2022

/s/ Todd A. Dunn	Director	February 14, 2022

/s/ Elizabeth F. Frank	Director	February 14, 2022

/s/ Michelle M. Frymire	Director	February 14, 2022

/s/ Kristian M. Gathright	Director	February 14, 2022

/s/ Richard I. Gilchrist	Director	February 14, 2022

/s/ Diana M. Laing	Director	February 14, 2022

/s/ Nicholas P. Shepherd	Director	February 14, 2022

/s/ Thomas J. Sullivan	Director	February 14, 2022