Form 10-Q
period 2022-03-31
SPIRIT REALTY CAPITAL, INC.
filed 2022-05-03
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No   ☒

As of April 29, 2022, there were 134,308,366 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

GLOSSARY

2016 ATM Program	At-the-market equity distribution program established in November 2016, which was terminated upon entry into the 2020 ATM Program
2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800 million unsecured revolving credit facility, expanded to $1.2 billion in March 2022, pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 ATM Program	At-the-market equity distribution program established in November 2020, which was terminated upon entry into the 2021 ATM Program
2020 Term Loans	$400.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 ATM Program	At-the-market equity distribution program established in November 2021, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
2021 Convertible Notes	$345.0 million convertible notes of the Corporation which matured in May 2021
2026 Senior Notes	$300.0 million principal amount senior notes issued in August 2016
2027 Senior Notes	$300.0 million principal amount senior notes issued in September 2019
2028 Senior Notes	$450.0 million principal amount senior notes issued in March 2021
2029 Senior Notes	$400.0 million principal amount senior notes issued in June 2019
2030 Senior Notes	$500.0 million principal amount senior notes issued in September 2019
2031 Senior Notes	$450.0 million principal amount senior notes issued in August 2020
2032 Senior Notes	$350.0 million principal amount senior notes issued in March 2021
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
AFFO	Adjusted Funds From Operations is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Amended Incentive Award Plan	Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, as amended
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

AOCL	Accumulated Other Comprehensive Loss
ASC	Accounting Standards Codification
Base Cash Rent	Represents Base Rent adjusted for contractual rental income abated, deemed not probable of collection, or recovered from prior period reserves
Base Rent	Represents contractual rental income for the period, prior to deferral or abatement agreements, and excluding contingent rents.
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	2021 Convertible Notes
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
EBITDAre

EBITDAre is a non-GAAP financial measure computed in accordance with standards established by NAREIT. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFO	Funds From Operations is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate

NAREIT	National Association of Real Estate Investment Trusts
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real estate investment trust
S&P	S&P's Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Notes, 2027 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2031 Senior Notes and 2032 Senior Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share
SOFR	Secured Overnight Financing Rate

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Investments:
Real estate assets held for investment:
Land and improvements	$2,616,955	$2,516,715
Buildings and improvements	5,331,768	4,962,203
Less: accumulated depreciation	(1,090,403)	(1,033,391)
Total real estate assets held for investment, net	6,858,320	6,445,527
Intangible lease assets, net	439,106	426,972
Real estate assets under direct financing leases, net	7,442	7,442
Real estate assets held for sale, net	9,555	8,264
Loans receivable, net	23,023	10,450
Total investments, net	7,337,446	6,898,655
Cash and cash equivalents	24,229	17,799
Deferred costs and other assets, net	201,826	188,816
Goodwill	225,600	225,600
Total assets	$7,789,101	$7,330,870

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$519,500	$288,400
Senior Unsecured Notes, net	2,719,597	2,718,641
Mortgages payable, net	5,412	5,551
Total debt, net	3,244,509	3,012,592
Intangible lease liabilities, net	127,329	128,077
Accounts payable, accrued expenses and other liabilities	152,095	190,402
Total liabilities	3,523,933	3,331,071
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both March 31, 2022 and December 31, 2021	166,177	166,177
Common stock, $0.05 par value, 350,000,000 shares authorized: 134,306,501 and 127,699,235 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	6,715	6,385
Capital in excess of common stock par value	6,976,901	6,673,440
Accumulated deficit	(2,879,480)	(2,840,356)
Accumulated other comprehensive loss	(5,145)	(5,847)
Total stockholders’ equity	4,265,168	3,999,799
Total liabilities and stockholders’ equity	$7,789,101	$7,330,870

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$167,075	$134,658
Interest income on loans receivable	319	—
Earned income from direct financing leases	131	131
Other operating income	871	352
Total revenues	168,396	135,141
Expenses:
General and administrative	14,674	13,046
Property costs (including reimbursable)	8,255	5,452
Deal pursuit costs	365	242
Interest	26,023	26,624
Depreciation and amortization	69,108	57,087
Impairments	127	6,730
Total expenses	118,552	109,181
Other income (loss):
Loss on debt extinguishment	(172)	(29,177)
Gain on disposition of assets	877	1,836
Other income	5,679	—
Total other income (loss)	6,384	(27,341)
Income (loss) before income tax expense	56,228	(1,381)
Income tax expense	(172)	(88)
Net income (loss)	56,056	(1,469)
Dividends paid to preferred shareholders	(2,588)	(2,588)
Net income (loss) attributable to common stockholders	$53,468	$(4,057)

Net income (loss) per share attributable to common stockholders:
Basic	$0.42	$(0.04)
Diluted	$0.42	$(0.04)

Weighted average shares of common stock outstanding:
Basic	127,951,825	114,673,218
Diluted	128,360,431	114,673,218

Dividends declared per common share issued	$0.6380	$0.6250

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$53,468	$(4,057)
Other comprehensive income:
Net reclassification of amounts from AOCL	702	702
Total comprehensive income (loss)	$54,170	$(3,355)

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Three Months Ended March 31, 2022	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2021	6,900,000	$166,177	127,699,235	$6,385	$6,673,440	$(2,840,356)	$(5,847)	$3,999,799
Net income	—	—	—	—	—	56,056	—	56,056
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	53,468	—	53,468
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(85,688)	—	(85,688)
Tax withholdings related to net stock settlements	—	—	(39,028)	(2)	—	(6,408)	—	(6,410)
Issuance of shares of common stock, net	—	—	6,559,406	328	299,440	—	—	299,768
Stock-based compensation, net	—	—	86,888	4	4,021	(496)	—	3,529
Balances, March 31, 2022	6,900,000	$166,177	134,306,501	$6,715	$6,976,901	$(2,879,480)	$(5,145)	$4,265,168

Three Months Ended March 31, 2021	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2020	6,900,000	$166,177	114,812,615	$5,741	$6,126,503	$(2,688,647)	$(8,654)	$3,601,120
Net loss	—	—	—	—	—	(1,469)	—	(1,469)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders		—		—	—	(4,057)	—	(4,057)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(71,837)	—	(71,837)
Tax withholdings related to net stock settlements	—	—	(98,413)	(6)	—	(3,837)	—	(3,843)
Stock-based compensation, net	—	—	233,784	12	3,366	(407)	—	2,971
Balances, March 31, 2021	6,900,000	$166,177	114,947,986	$5,747	$6,129,869	$(2,768,785)	$(7,952)	$3,525,056

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$56,056	$(1,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,108	57,087
Impairments	127	6,730
Amortization of deferred financing costs	922	1,111
Amortization of debt discounts	313	886
Amortization of deferred losses on interest rate swaps	702	702
Stock-based compensation expense	4,025	3,378
Loss on debt extinguishment	172	29,177
Gain on dispositions of real estate and other assets	(877)	(1,836)
Non-cash revenue	(9,222)	(6,447)
Other	—	5
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(92)	2,005
Accounts payable, accrued expenses and other liabilities	(42,963)	(26,898)
Net cash provided by operating activities	78,271	64,431
Investing activities
Acquisitions of real estate	(474,404)	(194,161)
Capitalized real estate expenditures	(23,387)	(1,638)
Investments in loans receivable	(12,700)	—
Proceeds from dispositions of real estate and other assets, net	10,941	14,545
Net cash used in investing activities	(499,550)	(181,254)
Financing activities
Borrowings under revolving credit facilities	630,100	279,000
Repayments under revolving credit facilities	(399,000)	(279,000)
Repayments under mortgages payable	(128)	(208,515)
Repayments under term loans	—	(178,000)
Borrowings under Senior Unsecured Notes	—	794,842
Debt extinguishment costs	—	(26,685)
Deferred financing costs	(8,478)	(6,866)
Proceeds from issuance of common stock, net of offering costs	299,755	—
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(6,410)	(3,843)
Common stock dividends paid	(83,195)	(72,931)
Preferred stock dividends paid	(2,588)	(2,588)
Net cash provided by financing activities	430,056	295,414
Net increase in cash, cash equivalents and restricted cash	8,777	178,591
Cash, cash equivalents and restricted cash, beginning of period	17,799	83,298
Cash, cash equivalents and restricted cash, end of period	$26,576	$261,889

Cash paid for interest, net of interest capitalized	$46,895	$39,589
Interest capitalized	126	—
Cash paid for income taxes	67	37

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Three Months Ended March 31,
	2022	2021
Dividends declared and unpaid	$85,688	$71,842
Accrued market-based award dividend rights	496	407
Accrued capitalized costs	8,590	1,304
Accrued deferred financing costs	165	210

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

March 31, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2021.

The consolidated financial statements of the Company include the accounts of the Corporation and its wholly-owned subsidiaries, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of March 31, 2022 and December 31, 2021, net assets totaling $12.1 million and $12.3 million, respectively, were held, and net liabilities totaling $5.3 million and $5.5 million, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

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

The Company elected to account for lease concessions related to the COVID-19 pandemic consistent with ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether they explicitly exist in the lease). As such, rent deferrals are recorded as an increase to rent receivables and recognized as income during the deferral period. For the three months ended March 31, 2022 and 2021, $0.2 million and $2.7 million, respectively, of deferrals were recognized in rental income. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification.

The Company’s leases generally provide for rent escalations throughout the term of the lease. For leases with fixed rent escalators, rental income is recognized on a straight-line basis to produce a constant periodic rent over the term of the lease. Accordingly, the difference between rental income recognized on a straight-line basis and billed rents is recorded as rent receivables, which the Company will receive only if the tenant makes all rent payments required through the initial term of their lease. For leases with variable rent escalators, rental income typically increases at a multiple of any increase in the CPI over a specified period and may adjust annually or over multiple-year periods. Because of the volatility and uncertainty regarding future changes in the CPI and the Company’s inability to determine the extent to which any specific future change in the CPI is probable, increases from variable rent escalators are recognized when the changes in the rental rates have occurred.

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

	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$24,229	$17,799	$261,889
Restricted cash:
Funds held in escrow(1)	2,347	—	—
Total cash, cash equivalents and restricted cash	$26,576	$17,799	$261,889

(1) Deposits related to acquisitions held in third-party escrow accounts.

Tenant Receivables

The Company reviews its rent and other tenant receivables for collectability on a regular basis, considering changes in factors such as the tenant’s payment history, the tenant’s financial condition, industry conditions in which the tenant operates and economic conditions in the geographic area in which the tenant operates. If a receivable is not probable of collection, a direct write-off of the receivable will be made. The Company had accounts receivable balances of $21.7 million as of both March 31, 2022 and December 31, 2021, after the impact of $2.3 million and $3.9 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets.

For receivable balances related to the straight-line method of recognizing rental income, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $146.2 million and $137.6 million at March 31, 2022 and December 31, 2021, respectively, after the impact of $2.7 million and $2.6 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

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

Forward Equity Sale Agreements

The Corporation may enter into forward sale agreements for the sale and issuance of shares of its common stock, either through an underwritten public offering or through the 2021 ATM Program. These agreements may be physically settled in stock, settled in cash, or net share settled at the Company’s election. The Company evaluated the forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity. Prior to settlement, a forward sale agreement will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Corporation’s common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Corporation’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Corporation’s common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Corporation’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sales agreement, if the Corporation elects to physically settle or net share settle such forward sale agreement, delivery of the Corporation’s shares will result in dilution to the Company’s earnings per share.

NOTE 3. INVESTMENTS

Owned Properties

As of March 31, 2022, the Company's gross investment in owned real estate properties totaled approximately $8.4 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 13.1%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio.

During the three months ended March 31, 2022, the Company had the following real estate activity (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2021	2,000	3	2,003	$7,934,823	$8,362	$7,943,185
Acquisitions/improvements (1)	41	—	41	505,238	—	505,238
Dispositions of real estate (2)	(2)	(3)	(5)	(1,815)	(8,362)	(10,177)
Transfers to Held for Sale	(9)	9	—	(11,285)	11,285	—
Reset of gross balances (3)	—	—	—	(4,608)	—	(4,608)
Gross balance, March 31, 2022	2,030	9	2,039	8,422,353	11,285	8,433,638
Accumulated depreciation and amortization				(1,244,814)	(1,730)	(1,246,544)
Net balance, March 31, 2022 (4)				$7,177,539	$9,555	$7,187,094

(1)

Includes investments of $24.5 million in revenue producing capitalized expenditures, as well as $2.7 million of non-revenue producing capitalized expenditures during the three months ended March 31, 2022.

(2)	For the three months ended March 31, 2022, the net gain on disposal of properties held in use and held for sale was $0.3 million and $0.6 million, respectively.
(3)

Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles which have been fully amortized.

(4)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at March 31, 2022 is as follows:
Real estate assets held for investment, net	$6,858,320
Intangible lease assets, net	439,106
Real estate assets under direct financing leases, net	7,442
Real estate assets held for sale, net	9,555
Intangible lease liabilities, net	(127,329)
Net balance	$7,187,094

Operating Leases

As of March 31, 2022, December 31, 2021 and March 31, 2021, the Company held 2,033, 1,998 and 1,869 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Base Cash Rent (1)	$150,635	$125,197
Variable cash rent (including reimbursables)	7,218	3,014
Straight-line rent, net of uncollectible reserve (2)	8,575	5,673
Amortization of above- and below- market lease intangibles, net (3)	647	774
Total rental income	$167,075	$134,658
(1)	Includes net impact of amounts recovered/(amounts not deemed probable of collection) of $0.1 million and $(1.1) million for the three months ended March 31, 2022 and 2021, respectively.
(2)	Includes net impact of amounts not deemed probable of collection of $2.2 million for the three months ended March 31, 2021.
(3)

Excludes amortization of in-place leases of $10.4 million and $9.1 million for the three months ended March 31, 2022 and 2021, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after April 1, 2022) at March 31, 2022 are as follows (in thousands):

March 31, 2022
Remainder of 2022	$469,027
2023	618,693
2024	605,399
2025	593,938
2026	567,428
Thereafter	4,354,297
Total future minimum rentals	$7,208,782

Because lease renewal periods are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	March 31, 2022	December 31, 2021
In-place leases	$554,358	$536,344
Above-market leases	102,204	100,837
Less: accumulated amortization	(217,456)	(210,209)
Intangible lease assets, net	$439,106	$426,972

Below-market leases	$190,376	$188,718
Less: accumulated amortization	(63,047)	(60,641)
Intangible lease liabilities, net	$127,329	$128,077

Direct Financing Leases

As of March 31, 2022, the Company held one property under a direct financing lease, which was held in use. As of March 31, 2022, this property had $2.9 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. As of March 31, 2022, the Company had a reserve of $0.1 million against the investment balance of $7.5 million, which was initially recorded in 2020 as a result of the initial term of the direct financing lease extending until 2027.

Loans Receivable

During 2022, the Company issued a fixed-rate, construction loan for $12.7 million. The Company evaluated the collectability of the amounts receivable under the loan and recorded an allowance for loan losses of $0.1 million for the three months ended March 31, 2022. As of March 31, 2022, the Company held two fixed rate loans receivable with total outstanding principal of $23.7 million and a total allowance for credit losses of $0.7 million.

Impairments

The following table summarizes total impairments recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Real estate asset impairment	$—	$6,034
Intangible asset impairment	—	696
Allowance for credit losses on loans receivable	127	—
Total impairment loss	$127	$6,730

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	March 31, 2022	December 31, 2021
Debt:
Revolving credit facilities	1.74%	1.18%	4.0	$519,500	$288,400
Senior Unsecured Notes	3.42%	3.25%	7.2	2,750,000	2,750,000
Mortgages payable	4.87%	5.82%	8.7	5,221	5,350
Total debt	3.17%	2.92%	6.7	3,274,721	3,043,750
Debt discount, net				(10,511)	(10,824)
Deferred financing costs, net (4)				(19,701)	(20,334)
Total debt, net				$3,244,509	$3,012,592
(1)

Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the three months ended March 31, 2022 based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of March 31, 2022.
(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of March 31, 2022.
(4)	Excludes deferred financing costs for the revolving credit facilities.

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

Revolving Credit Facilities

On January 14, 2019, the Operating Partnership entered into the 2019 Revolving Credit and Term Loan Agreement, which included the 2019 Credit Facility with a borrowing capacity of $800.0 million. On March 30, 2022, the Operating Partnership amended and restated the 2019 Revolving Credit and Term Loan Agreement, increasing the borrowing capacity of the 2019 Credit Facility to $1.2 billion. The borrowing capacity can be further increased by $500.0 million through exercise of an accordion feature, subject to satisfying certain requirements. The 2019 Credit Facility has a maturity date of March 31, 2026 and includes two six-month extensions that can be exercised at the Company’s option. Borrowings may be repaid, in whole or in part, at any time, without premium or penalty, but subject to applicable breakage fees, if any.

As of March 31, 2022, outstanding loans under the 2019 Credit Facility bore interest at a 1-Month adjusted SOFR rate plus an applicable margin of 0.775% per annum and the aggregate revolving commitments incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). Prior to March 30, 2022, outstanding loans under the 2019 Credit Facility bore interest at 1-Month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum.

In connection with the amendment and restatement of the 2019 Credit Facility, the Company wrote off $0.2 million in deferred financing costs and incurred deferred financing costs of $8.6 million. The unamortized deferred financing costs were $9.6 million as of March 31, 2022, compared to $1.4 million as of December 31, 2021.

As of March 31, 2022, $680.5 million of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of March 31, 2022.

Term Loans

On April 2, 2020, the Operating Partnership entered into the 2020 Term Loan Agreement. On January 4, 2021, the remaining $178.0 million of 2020 Term Loans were fully repaid and the related unamortized deferred financing costs were written-off.

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	March 31, 2022	December 31, 2021
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000	$2,750,000

On March 3, 2021, the Operating Partnership issued $800.0 million aggregate principal amount of Senior Unsecured Notes, comprised of the 2028 Senior Notes and 2032 Senior Notes, resulting in net proceeds of $787.7 million. In connection with the March 2021 offering, the Operating Partnership incurred $7.1 million in deferred financing costs and an offering discount of $5.2 million.

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

As of March 31, 2022 and December 31, 2021, the unamortized deferred financing costs were $19.7 million and $20.3 million, respectively, and the unamortized discount was $10.7 million and $11.0 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of March 31, 2022.

Mortgages Payable

Indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under five fixed-rate non-recourse loans, which were securitized into CMBS and secured by the borrowers’ respective leased properties and related assets. In connection with the issuance of the 2028 and 2032 Senior Unsecured Notes, the Company repaid three of its fixed-rate non-recourse loans in March 2021. As such, as of March 31, 2022, indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under two non-defaulted loans with stated interest rates of 5.80% and 6.00%, respectively. Each loan was secured by one property. There were no unamortized deferred financing costs as of either March 31, 2022 and December 31, 2021, and the unamortized net premium as of both March 31, 2022 and December 31, 2021 was $0.2 million.

Convertible Notes

In May 2014, the Company issued $345.0 million aggregate principal amount of 3.75% convertible notes. During the year ended December 31, 2020, the Company repurchased $154.6 million of the 2021 Convertible Notes in cash. The remaining 2021 Convertible Notes matured on May 15, 2021 at which time they were settled in cash and the remaining discount and deferred financing costs were fully amortized.

Debt Extinguishment

During the three months ended March 31, 2022, the Company recognized a loss on debt extinguishment of $0.2 million as a result of the amendment and restatement of the 2019 Revolving Credit and Term Loan Agreement.

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

Debt Maturities

As of March 31, 2022, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2022	$396	$—	$396
2023	556	—	556
2024	590	—	590
2025	610	16	626
2026	468	819,500	819,968
Thereafter	2,532	2,450,053	2,452,585
Total	$5,152	$3,269,569	$3,274,721

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended March 31,
	2022	2021
Revolving credit facilities (1)	$1,822	$795
Term loans	—	24
Senior Unsecured Notes	22,313	19,057
Mortgages payable	77	2,264
Convertible Notes	—	1,785
Non-cash:
Amortization of deferred financing costs	922	1,111
Amortization of debt discount, net	313	886
Amortization of net losses related to interest rate swaps	702	702
Capitalized interest	(126)	—
Total interest expense	$26,023	$26,624
(1)	Includes facility fees of approximately $0.5 million for both the three months ended March 31, 2022 and 2021.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

In January 2022, the Company entered into forward sale agreements in connection with an offering of 9.4 million shares of common stock at an initial public offering price of $47.60 per share, before underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. During the three months ended March 31, 2022, the Company settled 6.3 million of these shares, generating net proceeds of $286.5 million. As of March 31, 2022, 3.1 million of these shares remained open, with a final settlement date of July 19, 2023.

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

In November 2021, the Board of Directors approved a new $500.0 million ATM Program, and the Corporation terminated its 2020 ATM Program. Since inception of the 2021 ATM Program through March 31, 2022, 2.9 million shares of the Company’s common stock have been sold, of which 2.5 million were sold through forward sale agreements. 0.2 million of these shares were sold during the three months ended March 31, 2022. During the three months ended March 31, 2022, 0.3 million shares were issued to settle forward contracts for net proceeds of $13.3 million. As of March 31, 2022, there were no open forward contracts under the 2021 ATM Program and approximately $364.9 million of capacity remained available.

Preferred Stock

As of March 31, 2022, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $0.375 per share on a quarterly basis).

Dividends Declared

For the three months ended March 31, 2022, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 9, 2022	$0.638	March 31, 2022	$85,688	April 14, 2022
Preferred Stock
February 9, 2022	$0.375	March 15, 2022	$2,588	March 31, 2022

The common stock dividend declared on February 9, 2022 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of March 31, 2022.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company was contingently liable for $5.7 million of debt owed by one of its former tenants, which was fully accrued in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2021. No payments were made in relation to this contingent liability. Therefore, upon the maturity of the tenant’s debt on March 15, 2022, the Company reversed the full $5.7 million of the accrued liability, which is reflected as other income in the consolidated statement of operations.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of March 31, 2022, no accruals have been made.

As of March 31, 2022, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of March 31, 2022, the Company had commitments totaling $301.6 million, of which $248.4 million relates to future acquisitions and the remainder relates to improvements on properties the Company already owns. Acquisition commitments contain standard cancellation clauses contingent on the results of due diligence. $293.7 million of the Company’s commitments are expected to be funded during 2022, with the remainder to be funded by the end of 2023.

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

As of March 31, 2022, the Company is also a lessee under four long-term, non-cancellable ground leases under which it is obligated to pay monthly rent. For all of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 5.8 years. As of March 31, 2022 and December 31, 2021, the Company had a right-of-use lease asset balance of $3.8 million and $3.7 million, respectively, and operating lease liabilities of $5.2 million and $5.1 million, respectively, for these leases.

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

In December 2018, the Company entered into interest rate swap agreements. In the third quarter of 2019, the Company terminated those interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and is being amortized over the remaining initial term of the interest rate swaps, which ends March 31, 2024. As of March 31, 2022, the unamortized portion of loss in AOCL related to terminated interest rate swaps was $5.1 million.

The amount of loss reclassified from AOCL to interest expense was $0.7 million for the three months ended March 31, 2022 and 2021. During the next 12 months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt.

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

The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of their respective measurement dates (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at March 31, 2022
Impaired at March 31, 2022	$—	$—	$—	$—

Assets held at December 31, 2021
Impaired at March 31, 2021	$1,739	$—	$—	$1,739
Impaired at June 30, 2021	$9,655	$—	$—	$9,655
Impaired at September 30, 2021	$3,479	$—	$—	$3,479
Impaired at December 31, 2021	$11,656	$—	$—	$11,656

No properties were impaired during the three months ended March 31, 2022. As of December 31, 2021, the Company held 14 properties that were impaired during 2021. For one property held at December 31, 2021, the Company estimated fair value using a capitalization rate of 14.00% based on capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs. The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
March 31, 2022
N/A

December 31, 2021
PSA, LOI or BOV	Retail	6	$63.83 - $418.57	$102.35	39,603
PSA, LOI or BOV	Medical	2	$65.63 - $105.16	$75.60	41,496
PSA, LOI or BOV	Data Center	1	$38.57	$38.57	188,475
Comparable Properties	Retail	3	$29.35 - $483.09	$67.48	42,357
Comparable Properties	Medical	1	$78.66 - $106.35	$95.00	15,974

Estimated Fair Value of Financial Instruments

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits; and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at cost, which approximates fair value, on the accompanying consolidated balance sheets.

In addition, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at measurement date. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities. The estimated fair values of these financial instruments have been derived either based on (i) market quotes for identical or similar instruments in markets or (ii) discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The Senior Unsecured Notes, net are classified as Level 1 of the fair value of the hierarchy and the remaining measurements are classified as Level 2.

The following table discloses fair value information for these financial instruments (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net	$23,023	$24,367	$10,450	$11,381
2019 Credit Facility	519,500	539,182	288,400	288,549
Senior Unsecured Notes, net (1)	2,719,597	2,645,123	2,718,641	2,865,187
Mortgages payable, net (1)	5,412	5,362	5,551	5,748
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN

Amended Incentive Award Plan

During the three months ended March 31, 2022, portions of restricted share awards and market-based awards granted to certain of the Company’s officers and other employees vested. The vesting of these awards, granted pursuant to the Amended Incentive Award Plan, resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender shares of common stock valued at $6.4 million, solely to pay the associated statutory tax withholdings during the three months ended March 31, 2022.

Restricted Share Awards

During the three months ended March 31, 2022, the Company granted 87 thousand restricted shares under the Amended Incentive Award Plan to certain employees and recorded $4.1 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period, which generally ranges from one to three years. As of March 31, 2022, there were approximately 206 thousand unvested restricted shares outstanding.

Market-Based Awards

During the three months ended March 31, 2022, the Board of Directors, or committee thereof, approved target grants of 166 thousand market-based awards to executive officers of the Company. The performance period of these grants is generally three years. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 375%. Grant date fair value of the market-based awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation for the grants approved in 2022 were expected volatility of the Company of 39.5% and expected volatility of the Company's peers, ranging from 21.5% to 53.6%, with an average volatility of 35.7% and a risk-free interest rate of 1.59%. The fair value of the market-based award per share of these grants was $93.26 as of the grant date.

Approximately $1.9 million and $3.3 million in dividend rights have been accrued as of March 31, 2022 and December 31, 2021, respectively. For outstanding non-vested awards at March 31, 2022, 0.9 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each award described above. The Company recorded stock-based compensation expense of $4.0 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

The following is a summary of remaining unamortized stock-based compensation expense (in thousands):

	March 31, 2022	December 31, 2021
Restricted share awards	$7,476	$4,787
Market-based awards	24,113	11,143
Total unamortized stock-based compensation expense	$31,589	$15,930

NOTE 10. INCOME PER SHARE

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share computed using the two-class method (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Basic and diluted income (loss):
Income (loss) from continuing operations	$56,056	$(1,469)
Less: dividends paid to preferred stockholders	(2,588)	(2,588)
Less: dividends and income attributable to unvested restricted stock	(131)	(144)
Net income (loss) attributable to common stockholders used in basic and diluted income (loss) per share	$53,337	$(4,201)

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	128,193,656	114,949,691
Less: unvested weighted average shares of restricted stock	(241,831)	(276,473)
Basic weighted average shares of common stock outstanding	127,951,825	114,673,218

Net income (loss) per share attributable to common stockholders - basic	$0.42	$(0.04)

Diluted weighted average shares of common stock outstanding: (1)
Plus: unvested market-based awards	318,351	—
Plus: unsettled shares under open forward equity contracts	90,255	—
Diluted weighted average shares of common stock outstanding	128,360,431	114,673,218

Net income (loss) per share attributable to common stockholders - diluted	$0.42	$(0.04)

Potentially dilutive shares of common stock related to:
Unvested restricted share awards	110,203	99,864
Unsettled shares under open forward equity contracts	—	411,074
Unvested market-based awards	—	188,510

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

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

The following risks and uncertainties, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	industry and economic conditions;
•	volatility and uncertainty in the financial markets, including potential fluctuations in the CPI and interest rates;
•	our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversifying acquisitions or investments;
•	the financial performance of our retail tenants and the demand for retail space;
•	our ability to diversify our tenant base;
•	the nature and extent of future competition;
•	increases in our costs of borrowing as a result of changes in interest rates and other factors;
•	our ability to access debt and equity capital markets;
•	our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;
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

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 and this report and subsequent filings with the SEC. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

Overview

Spirit Realty Capital, Inc. is a New York Stock Exchange listed company under the ticker symbol "SRC."

We are a self-administered and self-managed REIT with in-house capabilities including acquisition, credit research, asset management, portfolio management, real estate research, legal, finance and accounting functions. We primarily invest in single-tenant, operationally essential real estate assets throughout the United States, which are subsequently leased on a long-term, triple-net basis to high quality tenants with operations in retail, industrial and certain other industries. Single-tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. Under a triple-net lease, the tenant is responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs.

As of March 31, 2022, our diverse portfolio consisted of 2,039 owned properties across 49 states, which were leased to 334 tenants operating in 35 industries. As of March 31, 2022, our properties were approximately 99.8% occupied.

Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. As of March 31, 2022, our assets, liabilities, and results of operations are materially the same as those of the Operating Partnership.

We have elected to be taxed as a REIT for federal income tax purposes and believe we have been organized and have operated in a manner that allows us to qualify as a REIT for federal income tax purposes.

Business Impact of the COVID-19 Pandemic

At the onset of the COVID-19 pandemic in 2020, many of our tenants, particularly those in the movie theater, casual dining restaurant, entertainment, health and fitness and hotel industries, requested rent deferrals or other forms of relief. Since the beginning of 2021, we have seen a significant reduction in the impact of the COVID-19 pandemic and we expect that trend to continue. For the three months ended March 31, 2022, we did not recognize any deferred rent or rent abatements. Additionally, for the three months ended March 31, 2022, we had recoveries of previous reserves against deferred rent of $0.2 million, which were recognized in rental income.

As of March 31, 2022, we had an accounts receivable balance of $13.0 million related to deferred rent, with 68% of the balance expected to be repaid by the end of 2023. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021. We have not made any material changes to these policies during the periods covered by this quarterly report.

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

	Three Months Ended March 31,		Increase / (Decrease)
(In Thousands)	2022	2021
Revenues:
Rental income	$167,075	$134,658	$32,417
Interest income on loans receivable	319	—	319
Earned income from direct financing leases	131	131	—
Other operating income	871	352	519
Total revenues	168,396	135,141	33,255
Expenses:
General and administrative	14,674	13,046	1,628
Property costs (including reimbursable)	8,255	5,452	2,803
Deal pursuit costs	365	242	123
Interest	26,023	26,624	(601)
Depreciation and amortization	69,108	57,087	12,021
Impairments	127	6,730	(6,603)
Total expenses	118,552	109,181	9,371
Other income (loss):
Loss on debt extinguishment	(172)	(29,177)	29,005
Gain on disposition of assets	877	1,836	(959)
Other income	5,679	—	5,679
Total other income (loss)	6,384	(27,341)	33,725
Income (loss) before income tax expense	56,228	(1,381)	57,609
Income tax expense	(172)	(88)	(84)
Net income (loss)	$56,056	$(1,469)	$57,525

Changes related to operating properties

The components of rental income are summarized below (in thousands):

Base Cash Rent; Depreciation and amortization

The increase in Base Cash Rent, the largest component of rental income, was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 182 properties during the trailing twelve months ended March 31, 2022, with a total of $100.3 million of annual in-place rent. During the same period, we disposed of 23 properties, 18 of which were vacant and the remaining 5 had annual in-place rents of $2.6 million. Our acquisition and disposition activity for the trailing twelve months ended March 31, 2022 is summarized below (in thousands):

In addition, the recovery in the second quarter of 2021 we observed from the impact of the COVID-19 pandemic has continued and we have had minimal new tenant credit issues since March 31, 2021. We reserved $1.1 million of Base Cash Rent for the three months ended March 31, 2021 for amounts deemed not probable of collection. For the three months ended March 31, 2022, we had recoveries of Base Cash Rent reserved in prior periods and had minimal new reserves unrelated to the COVID-19 pandemic, resulting in a net recovery of $0.1 million. Rent abatements executed as relief for the COVID-19 pandemic also decreased from $0.9 million for the three months ended March 31, 2021 to zero for the three months ended March 31, 2022.

Variable cash rent; Property costs (including reimbursable)

Variable cash rent is primarily comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection. For the three months ended March 31, 2022 and 2021, tenant reimbursement income was $6.2 million and $2.8 million, respectively, while reimbursable property expenses were $6.2 million and $2.7 million, respectively. The increase in reimbursable amounts period-over-period was primarily due to increased reimbursable property taxes from acquisitions. For the three months ended March 31, 2022 and 2021, non-reimbursable property costs were $2.1 million and $2.8 million, respectively, with the change driven by a decrease in vacant properties.

Other variable cash income increased to $1.0 million for the three months ended March 31, 2022 from $0.2 million for the  comparable period, primarily due to a lease converting to a contingent rent arrangement based on tenant sales during 2021.

Non-cash rental income

Non-cash rental income consists of straight-line rental revenue, amortization of above- and below- market lease intangibles and bad debt expense. The increase in non-cash rental income period-over-period was driven by the reduction in tenant credit issues since March 31, 2021. For the three months ended March 31, 2021, $2.2 million of straight-line rent was deemed not probable of collection, compared to zero for the three months ended March 31, 2022. The remaining increase in non-cash rental income was primarily due to increased straight-line rent as a result of our net acquisitions and certain lease modifications.

Impairments

The decrease in impairments was driven by the continued recovery from the COVID-19 pandemic in the commercial real estate market and tenant performance. For the three months ended March 31, 2021, we recorded $5.7 million of impairment on ten underperforming properties and $1.0 million of impairment on two vacant properties, compared to no impairment recorded on properties for the three months ended March 31, 2022. This decrease was partially offset by an allowance for credit loss of $0.1 million recorded during the three months ended March 31, 2022 as a result of entering into a new loan receivable, with no allowance for credit loss in the comparative period.

Gain on disposition of assets

During the three months ended March 31, 2022, we disposed of one active property, resulting in a gain of $0.2 million, and disposed of four vacant properties, resulting in a net gain of $0.6 million. Additionally, we recorded $0.1 million in other gains. During the three months ended March 31, 2021, we disposed of four active properties, resulting in a net gain of $1.9 million, and disposed of one vacant property, resulting in a loss of $0.1 million.

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

In March 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement, resulting in a loss of $0.2 million on the partial debt extinguishment.

While these changes in our debt structure resulted in an overall increase in our total debt outstanding, interest expenses decreased as the issuance of new debt at lower interest rates reduced our weighted average interest rate from 3.80% at March 31, 2021 to 3.17% at March 31, 2022. The components of interest expense are summarized below (in thousands):

Changes related to general and administrative expenses

General and administrative expenses increased period-over-period, primarily driven by an increase of $1.8 million in compensation expenses. The increase in compensation expenses was comprised of an increase in cash compensation of $1.2 million, primarily due to internal promotions and new hires, and an increase in non-cash compensation of $0.6 million, primarily due to a higher grant date fair value for the 2022 market-based awards due to a high expected volatility and the maximum potential pay-out percentage. These increases were partially offset by a decrease of $0.4 million in expenses related to the COVID-19 pandemic.

Changes related to other income

We were contingently liable for $5.7 million of debt owed by one of our former tenants, which we fully reserved in 2018 due to the tenant filing for bankruptcy. No payments were made in relation to this contingent liability and, as the underlying debt had a maturity of March 15, 2022, we reversed our reserve in the first quarter of 2022.

Property Portfolio Information

2,039	99.8%	49	334	35
Properties	Occupancy	States	Tenants	Tenant Industries

Diversification By Tenant

The following is a summary of tenant concentration for our owned real estate properties as of March 31, 2022:

Tenant Concept (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness	10	1,160	3.5%
ClubCorp	20	962	2.7%
BJ's Wholesale Club	10	1,130	2.3%
Church's Chicken	161	232	2.1%
At Home	14	1,684	1.9%
Home Depot	8	946	1.9%
Main Event	12	670	1.8%
Circle K	76	230	1.8%
Dollar Tree / Family Dollar	113	997	1.7%
GPM	109	303	1.6%
Other(2)	1,501	43,865	78.7%
Vacant	5	423	—
Total	2,039	52,602	100.0%

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

Lease Expirations

As of March 31, 2022, the weighted average remaining non-cancelable initial term of our leases (based on ABR) was 10.4 years. The following is a summary of lease expirations for our owned real estate as of March 31, 2022, assuming that tenants do not exercise any renewal options or early termination rights:

Leases Expiring In:	Number of Properties	Total Square Feet (in thousands)	ABR (in thousands)	Percent of ABR
Remainder of 2022	17	469	$5,315	0.8%
2023	82	2,123	24,478	3.9%
2024	48	1,571	17,669	2.8%
2025	55	2,418	21,921	3.5%
2026	126	4,809	44,065	7.1%
2027	156	4,166	53,699	8.6%
2028	121	2,327	34,001	5.5%
2029	317	2,898	43,692	7.0%
2030	80	2,496	24,671	4.0%
2031	74	4,677	39,100	6.3%
Thereafter	958	24,225	314,676	50.5%
Vacant	5	423	—	—
Total owned properties	2,039	52,602	$623,287	100.0%

Diversification By Geography

The following is a summary of geographic concentration for our owned real estate properties as of March 31, 2022:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	280	6,086	13.1%	Massachusetts	7	707	1.2%
Florida	167	2,999	8.5%	Arkansas	42	637	1.2%
Georgia	145	2,813	6.2%	Utah	19	421	1.1%
Ohio	92	3,640	5.2%	Kansas	18	805	1.0%
Michigan	93	2,386	4.2%	New Jersey	13	462	0.8%
California	31	1,632	4.2%	Wisconsin	13	700	0.8%
Tennessee	117	2,368	4.1%	Alaska	9	319	0.8%
Illinois	55	1,522	3.5%	New Hampshire	17	645	0.8%
New York	38	2,064	3.2%	Connecticut	7	910	0.8%
North Carolina	89	1,892	3.1%	Idaho	16	273	0.8%
South Carolina	67	1,097	2.8%	Iowa	12	1,304	0.7%
Arizona	48	995	2.8%	Washington	8	136	0.5%
Missouri	65	1,536	2.7%	Maine	28	103	0.4%
Colorado	33	1,265	2.6%	West Virginia	12	191	0.3%
Maryland	11	1,401	2.6%	Delaware	2	128	0.3%
Alabama	100	1,145	2.5%	Nebraska	8	218	0.3%
Virginia	45	1,339	2.1%	Montana	3	152	0.3%
Indiana	44	2,154	2.1%	North Dakota	3	105	0.3%
Minnesota	26	1,050	2.0%	Rhode Island	3	95	0.2%
Mississippi	54	1,033	1.8%	Oregon	3	104	0.2%
Oklahoma	54	1,030	1.7%	South Dakota	2	30	0.2%
New Mexico	31	692	1.6%	Wyoming	1	35	0.1%
Pennsylvania	32	827	1.5%	U.S. Virgin Islands	1	38	0.1%
Kentucky	46	625	1.5%	Nevada	1	12	*
Louisiana	27	479	1.2%	Vermont	1	2	*

* Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following is a summary of asset type concentration, the industry of the underlying tenant operations for our retail properties and the underlying property use for our non-retail properties as of March 31, 2022:

Asset Type	Tenant Industry / Underlying Use	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,771	28,434	70.7%
	Health and Fitness	48	2,865	7.5%
	Convenience Stores	328	1,046	6.3%
	Restaurants - Quick Service	355	779	5.2%
	Restaurants - Casual Dining	131	909	4.7%
	Car Washes	95	492	4.1%
	Movie Theaters	37	1,954	4.1%
	Dealerships	30	993	3.9%
	Entertainment	28	1,220	3.5%
	Drug Stores / Pharmacies	75	962	3.4%
	Automotive Service	126	1,033	3.3%
	Dollar Stores	194	1,794	2.9%
	Warehouse Club and Supercenters	16	1,761	2.8%
	Grocery	36	1,655	2.5%
	Home Improvement	15	1,692	2.5%
	Home Décor	17	2,235	2.3%
	Specialty Retail	53	1,234	2.1%
	Sporting Goods	19	1,143	2.0%
	Department Stores	17	1,535	1.8%
	Home Furnishings	20	976	1.7%
	Early Education	41	451	1.5%
	Other	11	420	0.8%
	Automotive Parts	55	388	0.8%
	Office Supplies	12	262	0.4%
	Pet Supplies and Service	4	133	0.4%
	Apparel	4	111	0.2%
	Vacant	4	391	—
Non-Retail		268	24,168	29.3%
	Distribution	140	12,195	11.5%
	Manufacturing	59	8,399	7.7%
	Office	8	1,104	2.8%
	Country Club	20	962	2.7%
	Medical	31	527	2.3%
	Data Center	4	497	1.2%
	Flex	4	330	0.6%
	Hotel	1	122	0.5%
	Vacant	1	32	—
Total		2,039	52,602	100.0%

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

As of March 31, 2022, 2.9 million shares of our common stock have been sold under the 2021 ATM Program, of which 2.5 million of these shares were sold through forward sale agreements. 0.2 million of these shares were sold during the three months ended March 31, 2022. As of March 31, 2022, there were no open forward contracts and approximately $364.9 million of capacity remained available under the 2021 ATM Program as of March 31, 2022.

FORWARD EQUITY OFFERING

In January 2022, we entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9.4 million shares of common stock at an initial public offering price of $47.60 per share, before underwriting discounts and offering expenses, and an initial forward sales price of $45.696 per share. We did not receive any proceeds from the sale of our shares of common stock by the forward purchasers at the time of the offering. As of March 31, 2022, we had settled 6.3 million of these shares for net proceeds of $286.5 million and 3.1 million shares remained open, with a final settlement date of July 19, 2023.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our 2021 ATM program. As of March 31, 2022, available liquidity was comprised of $24.2 million in cash and cash equivalents, $680.5 million of borrowing capacity under the 2019 Credit Facility and $141.8 million of expected proceeds available assuming the full physical settlement of our open forward equity contracts.

LONG-TERM LIQUIDITY AND CAPITAL RESOURCES

We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, by obtaining asset level financing and by issuing fixed-rate secured or unsecured notes and bonds. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock. We continually evaluate financing alternatives and believe that we can obtain financing on reasonable terms. However, we cannot be sure that we will have access to the capital markets at times and on terms that are acceptable to us, particularly as uncertainty related to rising interest rates, rising inflation rates, economic outlook, geopolitical events (including the military conflict between Russia and Ukraine) and other factors have contributed and may continue to contribute to significant volatility and negative pressure in financial markets. We expect that our primary uses of capital will be for property and other asset acquisitions, the payment of tenant improvements, operating expenses, debt service payments and distributions to our stockholders.

DESCRIPTION OF CERTAIN DEBT

The following descriptions of debt should be read in conjunction with Note 4 to the consolidated financial statements herein.

2019 Credit Facility

On March 30, 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement. As of March 31, 2022, the aggregate gross commitment under the 2019 Credit Facility was $1.2 billion, which may be increased up to $1.7 billion by exercising an accordion feature, subject to satisfying certain requirements. The 2019 Credit Facility has a maturity of March 31, 2026 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of March 31, 2022, there were no subsidiaries that met this requirement.

As of March 31, 2022, the 2019 Credit Facility bore interest at a 1-Month adjusted SOFR rate plus 0.775% with a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). As of March 31, 2022, $519.5 million in borrowings were outstanding and there were no letters of credit outstanding.

Senior Unsecured Notes

As of March 31, 2022, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	March 31, 2022
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

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

Mortgages payable

In general, the obligor of our asset level debt is a special purpose entity that holds the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants. As of March 31, 2022, we had two fixed-rate CMBS loans with $5.2 million of aggregate outstanding principal. One of the CMBS loans, with principal outstanding of $4.6 million, matures in August 2031 and has a stated interest rate of 5.80%. The other CMBS loan, with principal outstanding of $0.6 million, matures in December 2025 and has a stated interest rate of 6.00%. Both CMBS loans are partially amortizing and require a balloon payment at maturity.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of March 31, 2022 (in thousands):

	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
2019 Credit Facility	$519,500	$—	$—	$—	$—	$519,500	$—
Senior Unsecured Notes	2,750,000	—	—	—	—	300,000	2,450,000
Mortgages payable	5,221	396	556	590	626	468	2,585
	$3,274,721	$396	$556	$590	$626	$819,968	$2,452,585

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement, which increased our borrowing capacity under the 2019 Credit Facility. There were no other material changes during the three months ended March 31, 2022 outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

Cash Flows

The following table presents a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$78,271	$64,431	$13,840
Net cash used in investing activities	(499,550)	(181,254)	(318,296)
Net cash provided by financing activities	430,056	295,414	134,642
Net increase in cash, cash equivalents and restricted cash	$8,777	$178,591	$(169,814)

As of March 31, 2022, we had $26.6 million of cash, cash equivalents and restricted cash as compared to $17.8 million as of December 31, 2021 and $261.9 million as of March 31, 2021.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The increase in net cash provided by operating activities was driven by the net increase in cash rental revenue of $26.3 million, driven by net acquisitions over the trailing twelve month period. The increase in net cash provided by operating activities was partially offset by an increase in cash interest paid of $7.4 million driven by the issuance of the 2028 Senior Notes and 2032 Senior Notes during 2021, all of which pay interest semi-annually, and an increase of approximately $2.9 million in cash bonus payments.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the three months ended March 31, 2022 included $474.4 million for the acquisition of 41 properties, $23.4 million of capitalized real estate expenditures and $12.7 million for investment in one loan receivable. These outflows were partially offset by $10.9 million in net proceeds from the disposition of five properties.

During the same period in 2021, net cash used in investing activities included $194.2 million for the acquisition of 25 properties and $1.6 million of capitalized real estate expenditures. These outflows were partially offset by $12.5 million in net proceeds from the disposition of five properties and $2.0 million that was collected from a disposal that occurred in 2020.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the three months ended March 31, 2022 was primarily attributable to net proceeds from the issuance of common stock of $299.8 million and net borrowings of $231.1 million under our revolving credit facilities. These amounts were partially offset by payment of dividends to equity owners of $85.8 million, deferred financing costs of $8.5 million, common stock repurchases for employee tax withholdings totaling $6.4 million and repayments of $0.1 million on mortgages payable

During the same period in 2021, net cash provided by financing activities was primarily attributable to borrowings of $794.8 million under Senior Unsecured Notes. This amount was partially offset by repayments of $208.5 million on mortgages payable, repayments of $178.0 million on term loans, payment of dividends to equity owners of $75.5 million, debt extinguishment costs of $26.7 million, deferred financing costs of $6.9 million and common stock repurchases for employee tax withholdings totaling $3.8 million.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements herein.

Non-GAAP Financial Measures

FFO: FFO is a non-GAAP financial measure calculated in accordance with the standards established by NAREIT. FFO represents net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions. We believe that FFO is beneficial to investors as a starting point in measuring our operational performance. Specifically, in excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions, which do not relate to or are not indicative of operating performance, FFO provides a performance measure that, when compared year-over-year, captures trends in occupancy rates, rental rates and operating costs. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our operating performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.

AFFO: AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, such as net gains (losses) on debt extinguishment, deal pursuit costs, costs related to the COVID-19 pandemic, income associated with expiration of a contingent liability related to a guarantee of a former tenant's debt and certain non-cash items. These certain non-cash items include certain non-cash interest expenses (comprised of amortization of deferred financing costs and amortization of net debt discount/premium), non-cash revenues (comprised of straight-line rents net of bad debt expense, amortization of lease intangibles, and amortization of net premium/discount on loans receivable), and non-cash compensation expense.

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

EBITDAre: EBITDAre is a non-GAAP financial measure computed in accordance with the standards established by NAREIT. EBITDAre represents net income (loss) (computed in accordance with GAAP), excluding interest expense, income tax expense, depreciation and amortization, net (gains) losses from property dispositions, and impairment charges.

Adjusted EBITDAre: Adjusted EBITDAre represents EBITDAre as adjusted for revenue producing acquisitions and dispositions for the quarter (as if such acquisitions and dispositions had occurred as of the beginning of the quarter), construction rent collected, not yet recognized in earnings, and for other certain items that we believe are not indicative of our core operating performance. These other certain items include deal pursuit costs, net (gains) losses on debt extinguishment, costs related to the COVID-19 pandemic, and non-cash compensation. We believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income (loss), provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.

Annualized Adjusted EBITDAre: Annualized Adjusted EBITDAre is calculated as Adjusted EBITDAre, adjusted for straight-line rent related to prior periods, including amounts deemed not probable of collection (recoveries), and items where annualization would not be appropriate, multiplied by four. Our computation of Adjusted EBITDAre and Annualized Adjusted EBITDAre may differ from the methodology used by other equity REITs to calculate these measures and, therefore, may not be comparable to such other REITs.

Adjusted Debt to Annualized Adjusted EBITDAre: Adjusted Debt to Annualized Adjusted EBITDAre is a non-GAAP financial measure we use to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations over time. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs.

FFO and AFFO

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income (loss) attributable to common stockholders	$53,468	$(4,057)
Portfolio depreciation and amortization	68,965	56,942
Portfolio impairments	127	6,730
Gain on disposition of assets	(877)	(1,836)
FFO attributable to common stockholders	$121,683	$57,779
Loss on debt extinguishment	172	29,177
Deal pursuit costs	365	242
Non-cash interest expense, excluding capitalized interest	1,937	2,699
Straight-line rent, net of uncollectible reserve	(8,575)	(5,673)
Other amortization and non-cash charges	(647)	(774)
Non-cash compensation expense	4,025	3,378
Costs related to COVID-19 (1)	6	432
Other income	(5,679)	—
AFFO attributable to common stockholders	$113,287	$87,260

Net income (loss) per share of common stock - Diluted	$0.42	$(0.04)
FFO per share of common stock - Diluted (2)	$0.95	$0.50
AFFO per share of common stock - Diluted (2)	$0.88	$0.76

Weighted average shares of common stock outstanding - Diluted	128,360,431	114,673,218
Weighted average shares of common stock outstanding for non-GAAP measures - Diluted (3)	128,360,431	115,272,802
(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended March 31,
	2022	2021
FFO	$0.2 million	$0.1 million
AFFO	$0.2 million	$0.2 million
(3)

Weighted average shares of common stock for non-GAAP measures for the three months ended March 31, 2021 includes unvested market-based awards, which are anti-dilutive for earnings per share but dilutive for the non-GAAP calculations.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	March 31,
(Dollars in thousands)	2022	2021
2019 Credit Facility	$519,500	$—
Senior Unsecured Notes, net	2,719,597	2,715,814
Mortgages payable, net	5,412	5,956
Convertible Notes, net	—	189,992
Total debt, net	3,244,509	2,911,762
Unamortized debt discount, net	10,511	12,078
Unamortized deferred financing costs	19,701	22,309
Cash and cash equivalents	(24,229)	(261,889)
Restricted cash	(2,347)	—
Adjusted Debt	$3,248,145	$2,684,260

	Three Months Ended March 31,
(Dollars in thousands)	2022		2021
Net income (loss)	$56,056		$(1,469)
Interest	26,023		26,624
Depreciation and amortization	69,108		57,087
Income tax expense	172		88
Gain on disposition of assets	(877)		(1,836)
Portfolio impairments	127		6,730
EBITDAre	$150,609		$87,224
Adjustments to revenue producing acquisitions and dispositions	5,314		2,479
Construction rent collected, not yet recognized in earnings (1)	509		—
Deal pursuit costs	365		242
Loss on debt extinguishment	172		29,177
Costs related to COVID-19 (2)	6		432
Non-cash compensation expense	4,025		3,378
Other income	(5,679)		—
Adjusted EBITDAre	$155,321		$122,932
Adjustments related to straight-line rent (3)	—		40
Other adjustments for Annualized EBITDAre (4)	(213)		(1,034)
Annualized Adjusted EBITDAre	$620,432		$487,752
Adjusted Debt / Annualized Adjusted EBITDAre (5)	5.2	x	5.5	x
(1)	Construction rent collected, not yet recognized in earnings was not included as an adjustment to EBITDAre during the three months ended March 31, 2021.
(2)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(3)	Adjustment for the three months ended March 31, 2021 relates to net straight-line rent receivable balances recognized in prior periods deemed not probable of collection in the current period.
(4)

Adjustments for the three months ended March 31, 2022 relates to net current period recoveries related to prior period rent deemed not probable of collection and prior period property costs. For the same period in 2021, adjustments are comprised of previously deferred revenue recognized in the current period, net recoveries related to prior period rent deemed not probable of collection and property costs.

(5)

Adjusted Debt / Annualized Adjusted EBITDAre would be 5.0x if the 3.1 million shares under open forward sales agreements had been settled as of March 31, 2022. Adjusted Debt / Annualized Adjusted EBITDAre would be 5.1x if the 5.5 million shares under open forward sales agreements had been settled as of March 31, 2021.

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

As of March 31, 2022, our assets were primarily leased on a long-term, triple-net basis and the vast majority of our leases have scheduled rent increases during the term of the lease. As of March 31, 2022, $2.8 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes and mortgages payable, with a weighted average stated interest rate of 3.25%, excluding amortization of deferred financing costs and debt discounts/premiums. The remaining $519.5 million of our indebtedness was variable-rate borrowings outstanding under our 2019 Credit Facility, with a stated interest rate of 1.18%. If 1-Month SOFR as of March 31, 2022 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $519.5 million outstanding under the 2019 Credit Facility would impact our future earnings and cash flows by $5.2 million.

The estimated fair values of our Senior Unsecured Notes have been derived based on quoted prices in active markets, while the estimated fair values of the remaining debt instruments have been derived based on discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of March 31, 2022 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$519,500	$539,182
Senior Unsecured Notes, net (1)	2,719,597	2,645,123
Mortgages payable, net (1)	5,412	5,362
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2022 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.1

Amended and Restated Revolving Credit Agreement among Spirit Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated March 30, 2022, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 30, 2022 and incorporated herein by reference.

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

Date: May 3, 2022