Form 10-Q
period 2022-06-30
SPIRIT REALTY CAPITAL, INC.
filed 2022-08-03
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No   ☒

As of July 29, 2022, there were 136,341,685 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

GLOSSARY

2016 ATM Program	At-the-market equity distribution program established in November 2016, which was terminated upon entry into the 2020 ATM Program
2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800 million unsecured revolving credit facility, expanded to $1.2 billion in March 2022, pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 ATM Program	At-the-market equity distribution program established in November 2020, which was terminated upon entry into the 2021 ATM Program
2020 Term Loans	$400.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 ATM Program	At-the-market equity distribution program established in November 2021, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
2021 Convertible Notes	$345.0 million convertible notes of the Corporation which matured in May 2021
2026 Senior Notes	$300.0 million principal amount senior notes issued in August 2016
2027 Senior Notes	$300.0 million principal amount senior notes issued in September 2019
2028 Senior Notes	$450.0 million principal amount senior notes issued in March 2021
2029 Senior Notes	$400.0 million principal amount senior notes issued in June 2019
2030 Senior Notes	$500.0 million principal amount senior notes issued in September 2019
2031 Senior Notes	$450.0 million principal amount senior notes issued in August 2020
2032 Senior Notes	$350.0 million principal amount senior notes issued in March 2021
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
AFFO	Adjusted Funds From Operations is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Amended Incentive Award Plan	Second Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, as amended
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Investments:
Real estate assets held for investment:
Land and improvements	$2,705,232	$2,516,715
Buildings and improvements	5,564,537	4,962,203
Less: accumulated depreciation	(1,141,430)	(1,033,391)
Total real estate assets held for investment, net	7,128,339	6,445,527
Intangible lease assets, net	443,345	426,972
Real estate assets under direct financing leases, net	7,441	7,442
Real estate assets held for sale, net	4,679	8,264
Loans receivable, net	23,023	10,450
Total investments, net	7,606,827	6,898,655
Cash and cash equivalents	5,444	17,799
Deferred costs and other assets, net	244,362	188,816
Goodwill	225,600	225,600
Total assets	$8,082,233	$7,330,870

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$694,500	$288,400
Senior Unsecured Notes, net	2,720,562	2,718,641
Mortgages payable, net	5,271	5,551
Total debt, net	3,420,333	3,012,592
Intangible lease liabilities, net	123,497	128,077
Accounts payable, accrued expenses and other liabilities	185,532	190,402
Total liabilities	3,729,362	3,331,071
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both June 30, 2022 and December 31, 2021	166,177	166,177
Common stock, $0.05 par value, 350,000,000 shares authorized: 136,341,685 and 127,699,235 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6,817	6,385
Capital in excess of common stock par value	7,071,150	6,673,440
Accumulated deficit	(2,886,830)	(2,840,356)
Accumulated other comprehensive loss	(4,443)	(5,847)
Total stockholders’ equity	4,352,871	3,999,799
Total liabilities and stockholders’ equity	$8,082,233	$7,330,870

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$173,559	$164,449	$340,634	$299,107
Interest income on loans receivable	522	—	841	—
Earned income from direct financing leases	131	132	262	263
Other operating income	723	45	1,594	397
Total revenues	174,935	164,626	343,331	299,767
Expenses:
General and administrative	13,421	13,450	28,095	26,496
Property costs (including reimbursable)	6,950	6,319	15,205	11,771
Deal pursuit costs	655	257	1,020	499
Interest	27,594	26,170	53,617	52,794
Depreciation and amortization	72,898	60,074	142,006	117,161
Impairments	9,398	7,800	9,525	14,530
Total expenses	130,916	114,070	249,468	223,251
Other income:
Loss on debt extinguishment	—	(10)	(172)	(29,187)
Gain on disposition of assets	38,928	37,507	39,805	39,343
Other income	—	—	5,679	—
Total other income	38,928	37,497	45,312	10,156
Income before income tax expense	82,947	88,053	139,175	86,672
Income tax expense	(207)	(129)	(379)	(217)
Net income	82,740	87,924	138,796	86,455
Dividends paid to preferred shareholders	(2,588)	(2,588)	(5,176)	(5,176)
Net income attributable to common stockholders	$80,152	$85,336	$133,620	$81,279

Net income per share attributable to common stockholders:
Basic	$0.60	$0.74	$1.02	$0.71
Diluted	$0.60	$0.74	$1.02	$0.70

Weighted average shares of common stock outstanding:
Basic	134,147,541	115,005,740	131,066,799	114,840,397
Diluted	134,219,450	115,557,555	131,307,057	115,212,294

Dividends declared per common share issued	$0.6380	$0.6250	$1.2760	$1.2500

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$80,152	$85,336	$133,620	$81,279
Other comprehensive income:
Net reclassification of amounts from AOCL	702	702	1,404	1,404
Total comprehensive income	$80,854	$86,038	$135,024	$82,683

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Six Months Ended June 30, 2022	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCL	Total Stockholders’ Equity
Balances, December 31, 2021	6,900,000	$166,177	127,699,235	$6,385	$6,673,440	$(2,840,356)	$(5,847)	$3,999,799
Net income	—	—	—	—	—	56,056	—	56,056
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	53,468	—	53,468
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(85,688)	—	(85,688)
Tax withholdings related to net stock settlements	—	—	(39,028)	(2)	—	(6,408)	—	(6,410)
Issuance of shares of common stock, net	—	—	6,559,406	328	299,440	—	—	299,768
Stock-based compensation, net	—	—	86,888	4	4,021	(496)	—	3,529
Balances, March 31, 2022	6,900,000	$166,177	134,306,501	$6,715	$6,976,901	$(2,879,480)	$(5,145)	$4,265,168
Net income	—	—	—	—	—	82,740	—	82,740
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	80,152	—	80,152
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(86,987)	—	(86,987)
Tax withholdings related to net stock settlements	—	—	(403)	—	—	(17)	—	(17)
Issuance of shares of common stock, net	—	—	1,999,996	100	89,864	—	—	89,964
Stock-based compensation, net	—	—	35,591	2	4,385	(498)	—	3,889
Balances, June 30, 2022	6,900,000	$166,177	136,341,685	$6,817	$7,071,150	$(2,886,830)	$(4,443)	$4,352,871

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

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$138,796	$86,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,006	117,161
Impairments	9,525	14,530
Amortization of deferred financing costs	2,162	2,116
Amortization of debt discounts	629	1,523
Amortization of deferred losses on interest rate swaps	1,404	1,404
Stock-based compensation expense	8,412	6,992
Loss on debt extinguishment	172	29,187
Gain on dispositions of real estate and other assets	(39,805)	(39,343)
Non-cash revenue	(18,815)	(28,801)
Other	—	9
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(2,627)	(1,091)
Accounts payable, accrued expenses and other liabilities	(17,517)	1,351
Net cash provided by operating activities	224,342	191,493
Investing activities
Acquisitions of real estate	(872,742)	(480,180)
Capitalized real estate expenditures	(37,319)	(2,627)
Investments in loans receivable	(12,700)	—
Proceeds from dispositions of real estate and other assets, net	111,244	87,439
Net cash used in investing activities	(811,517)	(395,368)
Financing activities
Borrowings under revolving credit facilities	991,600	457,700
Repayments under revolving credit facilities	(585,500)	(444,700)
Repayments under mortgages payable	(258)	(208,640)
Repayments under term loans	—	(178,000)
Repayments under Convertible Notes	—	(190,426)
Borrowings under Senior Unsecured Notes	—	794,842
Debt extinguishment costs	—	(26,686)
Deferred financing costs	(8,692)	(7,066)
Proceeds from issuance of common stock, net of offering costs	389,674	145,659
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(6,427)	(4,392)
Common stock dividends paid	(168,884)	(144,981)
Preferred stock dividends paid	(5,176)	(5,176)
Net cash provided by financing activities	606,337	188,134
Net increase in cash, cash equivalents and restricted cash	19,162	(15,741)
Cash, cash equivalents and restricted cash, beginning of period	17,799	83,298
Cash, cash equivalents and restricted cash, end of period	$36,961	$67,557

Cash paid for interest, net of interest capitalized	$49,241	$43,791
Interest capitalized	326	—
Cash paid for income taxes	527	493

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Six Months Ended June 30,
	2022	2021
Dividends declared and unpaid	$86,987	$74,440
Accrued market-based award dividend rights	994	750
Accrued capitalized costs	14,749	1,703
Accrued deferred financing costs	—	5

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

NOTE 1. ORGANIZATION

Organization and Operations

Spirit Realty Capital, Inc. (the "Corporation" or "Spirit" or, with its consolidated subsidiaries, the "Company") operates as a self-administered and self-managed REIT that seeks to generate sustainable and attractive returns for stockholders by primarily investing in and managing a portfolio of single-tenant, operationally essential real estate throughout the United States that is generally leased on a long-term, triple-net basis to tenants operating retail, industrial and other property types. Single-tenant, operationally essential real estate refers to free-standing, commercial real estate facilities where tenants conduct activities that are essential to the generation of their sales and profits.

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

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of June 30, 2022 and December 31, 2021, net assets totaling $11.9 million and $12.3 million, respectively, were held, and net liabilities totaling $5.2 million and $5.5 million, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

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

The Company elected to account for lease concessions related to the COVID-19 pandemic consistent with ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether they explicitly exist in the lease). As such, rent deferrals are recorded as an increase to rent receivables and recognized as income during the deferral period. For the three and six months ended June 30, 2022, $0.2 million and $0.4 million, respectively, of deferrals were recognized in rental income, compared to $9.1 million and $11.8 million for the three and six months ended June 30, 2021, respectively. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification.

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

Some of the Company’s leases also provide for contingent rent based on a percentage of the tenant’s gross sales, which is recognized as rental income when the change in the factor on which the contingent lease payment is based has occurred.

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

	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents	$5,444	$17,799	$9,403
Restricted cash:
Funds held in escrow(1)	2,347	—	—
1031 Exchange proceeds	29,170	—	58,154
Total cash, cash equivalents and restricted cash	$36,961	$17,799	$67,557

(1) Deposits related to acquisitions held in third-party escrow accounts.

Tenant Receivables

The Company reviews its rent and other tenant receivables for collectability on a regular basis, considering changes in factors such as the tenant’s payment history, the tenant’s financial condition, industry conditions in which the tenant operates and economic conditions in the geographic area in which the tenant operates. If a receivable is not probable of collection, a direct write-off of the receivable will be made. The Company had accounts receivable balances of $18.4 million and $21.7 million at June 30, 2022 and December 31, 2021, respectively, after the impact of $1.9 million and $3.9 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets.

For receivable balances related to the straight-line method of recognizing rental income, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $154.3 million and $137.6 million at June 30, 2022 and December 31, 2021, respectively, after the impact of $1.4 million and $2.6 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

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

Under the terms of the Amended Incentive Award Plan, restricted stock awards are not allocated losses, including undistributed losses as a result of dividends declared exceeding net income. The Company uses income (loss) from continuing operations to determine whether potential common shares are dilutive or anti-dilutive and undistributed net income (loss) to determine whether undistributed earnings are allocable to participating securities.

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

NOTE 3. INVESTMENTS

Owned Properties

As of June 30, 2022, the Company's gross investment in owned real estate properties totaled approximately $8.8 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 14.1%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio. During the six months ended June 30, 2022, the Company had the following real estate activity (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2021	2,000	3	2,003	$7,934,823	$8,362	$7,943,185
Acquisitions/improvements (1)	97	—	97	920,368	—	920,368
Dispositions of real estate (2) (3)	(11)	(11)	(22)	(60,657)	(17,471)	(78,128)
Transfers to Held for Sale	(10)	10	—	(14,985)	14,985	—
Impairments (4)	—	—	—	(9,398)	—	(9,398)
Reset of gross balances (5)	—	—	—	(11,853)	—	(11,853)
Gross balance, June 30, 2022	2,076	2	2,078	8,758,298	5,876	8,764,174
Accumulated depreciation and amortization				(1,302,670)	(1,197)	(1,303,867)
Net balance, June 30, 2022 (6)				$7,455,628	$4,679	$7,460,307

(1)

Includes investments of $36.5 million in revenue producing capitalized expenditures, as well as $8.0 million of non-revenue producing capitalized expenditures during the six months ended June 30, 2022.

(2)	For the six months ended June 30, 2022, the net gains on disposal of properties held in use and held for sale were $37.0 million and $2.8 million, respectively.
(3)

During the six months ended June 30, 2022, the Company sold eight properties pursuant to a 1031 Exchange for $88.1 million. As of June 30, 2022, $58.9 million of the proceeds had been used to fund acquisitions.

(4)	Impairments on owned real estate is comprised of real estate and intangible asset impairment.
(5)

Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles which have been fully amortized.

(6)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at June 30, 2022 is as follows:
Real estate assets held for investment, net	$7,128,339
Intangible lease assets, net	443,345
Real estate assets under direct financing leases, net	7,441
Real estate assets held for sale, net	4,679
Intangible lease liabilities, net	(123,497)
Net balance	$7,460,307

Operating Leases

As of June 30, 2022, December 31, 2021 and June 30, 2021, the Company held 2,073; 1,998; and 1,880 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Base Cash Rent (1)	$157,950	$137,784	$308,585	$262,981
Variable cash rent (including reimbursables)	6,016	4,311	13,234	7,325
Straight-line rent, net of uncollectible reserve (2)	9,015	21,428	17,590	27,101
Amortization of above- and below- market lease intangibles, net (3)	578	926	1,225	1,700
Total rental income	$173,559	$164,449	$340,634	$299,107
(1)

Includes net impact of amounts recovered of zero and $0.1 million for the three and six months ended June 30, 2022, and $6.8 million and $5.7 million for the three and six months ended June 30, 2021, respectively.

(2)

Includes net impact of amounts (reserved)/recovered of $(0.1) million for both the three and six months ended June 30, 2022, and $13.2 million and $11.0 million for the three and six months ended June 30, 2021, respectively.

(3)

Excludes amortization of in-place leases of $10.9 million and $21.3 million for the three and six months ended June 30, 2022, respectively, and $9.7 million and $18.8 million for the three and six months ended June 30, 2021, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after July 1, 2022) at June 30, 2022 are as follows (in thousands):

June 30, 2022
Remainder of 2022	$323,147
2023	641,754
2024	627,075
2025	615,170
2026	587,254
Thereafter	4,599,918
Total future minimum rentals	$7,394,318

Because lease renewal periods are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2022	December 31, 2021
In-place leases	$565,999	$536,344
Above-market leases	101,522	100,837
Less: accumulated amortization	(224,176)	(210,209)
Intangible lease assets, net	$443,345	$426,972

Below-market leases	$186,434	$188,718
Less: accumulated amortization	(62,937)	(60,641)
Intangible lease liabilities, net	$123,497	$128,077

Direct Financing Leases

As of June 30, 2022, the Company held one property under a direct financing lease, which was held in use. As of June 30, 2022, this property had $2.8 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. As of June 30, 2022, the Company had a reserve of $0.1 million against the investment balance of $7.5 million, which was initially recorded in 2020 as a result of the initial term of the direct financing lease extending until 2027.

Loans Receivable

During 2022, the Company issued a fixed-rate, construction loan for $12.7 million. The Company evaluated the collectability of the amounts receivable under the loan and recorded an allowance for loan losses of $0.1 million for the six months ended June 30, 2022. As of June 30, 2022, the Company held two fixed rate loans receivable with total outstanding principal of $23.7 million and a total allowance for credit losses of $0.7 million.

Impairments

The following table summarizes total impairments recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Real estate asset impairment	$8,903	$7,749	$8,903	$13,783
Intangible asset impairment	495	51	495	747
Allowance for credit losses on loans receivable	—	—	127	—
Total impairment loss	$9,398	$7,800	$9,525	$14,530

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	June 30, 2022	December 31, 2021
Debt:
Revolving credit facilities	2.06%	1.62%	3.8	$694,500	$288,400
Senior Unsecured Notes	3.42%	3.25%	6.9	2,750,000	2,750,000
Mortgages payable	4.87%	5.82%	8.4	5,091	5,350
Total debt	3.19%	2.92%	6.3	3,449,591	3,043,750
Debt discount, net				(10,196)	(10,824)
Deferred financing costs, net (4)				(19,062)	(20,334)
Total debt, net				$3,420,333	$3,012,592
(1)

Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, and non-utilization fees, where applicable, calculated for the six months ended June 30, 2022 based on the average principal balance outstanding during the period.

(2)	Represents the weighted average stated interest rate based on the outstanding principal balance as of June 30, 2022.
(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of June 30, 2022.
(4)	Excludes deferred financing costs for the revolving credit facilities.

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

As of June 30, 2022, outstanding loans under the 2019 Credit Facility bore interest at a 1-Month adjusted SOFR rate plus an applicable margin of 0.775% per annum and the aggregate revolving commitments incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). Prior to March 30, 2022, outstanding loans under the 2019 Credit Facility bore interest at 1-Month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum.

In connection with the amendment and restatement of the 2019 Credit Facility, the Company wrote off $0.2 million in deferred financing costs and incurred deferred financing costs of $8.6 million. The unamortized deferred financing costs were $9.1 million as of June 30, 2022, compared to $1.4 million as of December 31, 2021.

As of June 30, 2022, $505.5 million of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of June 30, 2022.

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

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	June 30, 2022	December 31, 2021
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000	$2,750,000

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

As of June 30, 2022 and December 31, 2021, the unamortized deferred financing costs were $19.1 million and $20.3 million, respectively, and the unamortized discount was $10.4 million and $11.0 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of June 30, 2022.

Mortgages Payable

Indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under five fixed-rate non-recourse loans, which were securitized into CMBS and secured by the borrowers’ respective leased properties and related assets. In connection with the issuance of the 2028 and 2032 Senior Unsecured Notes, the Company repaid three of these loans in March 2021 and, as of June 30, 2022, had two non-defaulted loans with stated interest rates of 5.80% and 6.00%, respectively. Each loan was secured by one property. There were no unamortized deferred financing costs as of either June 30, 2022 and December 31, 2021, and the unamortized net premium as of both June 30, 2022 and December 31, 2021 was $0.2 million.

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

Debt Extinguishment

During the six months ended June 30, 2022, the Company recognized a loss on debt extinguishment of $0.2 million as a result of the amendment and restatement of the 2019 Revolving Credit and Term Loan Agreement.

During the six months ended June 30, 2021, the Company extinguished the following debt:

•	$178.0 million of indebtedness outstanding under the 2020 Term Loans, resulting in a loss on debt extinguishment of $0.7 million,
•	$207.4 million aggregate principal amount of CMBS indebtedness on three loans secured by 86 properties, resulting in a loss on debt extinguishment of $28.5 million, and
•	$190.4 million of Convertible Notes upon their maturity.

Debt Maturities

As of June 30, 2022, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2022	$266	$—	$266
2023	556	—	556
2024	590	—	590
2025	610	16	626
2026	468	994,500	994,968
Thereafter	2,532	2,450,053	2,452,585
Total	$5,022	$3,444,569	$3,449,591

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revolving credit facilities (1)	$3,148	$558	$4,970	$1,353
Term loans	—	—	—	24
Senior Unsecured Notes	22,313	22,313	44,626	41,370
Mortgages payable	75	82	152	2,346
Convertible Notes	—	873	—	2,658
Non-cash:
Amortization of deferred financing costs	1,240	1,005	2,162	2,116
Amortization of debt discount, net	316	637	629	1,523
Amortization of net losses related to interest rate swaps	702	702	1,404	1,404
Capitalized interest	(200)	—	(326)	—
Total interest expense	$27,594	$26,170	$53,617	$52,794
(1)	Includes facility fees of approximately $0.4 million and $0.9 million for both the three and six months ended June 30, 2022 and 2021, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

In January 2022, the Company entered into forward sale agreements in connection with an offering of 9.4 million shares of common stock at an initial public offering price of $47.60 per share, before underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. During the six months ended June 30, 2022, the Company settled 8.3 million of these shares, generating net proceeds of $376.4 million. As of June 30, 2022, 1.1 million of these shares remained open, with a final settlement date of July 19, 2023.

In November 2020, the Board of Directors approved a new $500.0 million ATM Program, and the Company terminated its 2016 ATM Program. From inception of the 2020 ATM Program through its termination in November 2021, 9.3 million shares of the Company’s common stock were sold, all through forward sale agreements. All of these shares were settled during the year ended December 31, 2021, generating net proceeds of $391.4 million.

In November 2021, the Board of Directors approved a new $500.0 million ATM Program, and the Company terminated its 2020 ATM Program. Since inception of the 2021 ATM Program through June 30, 2022, 2.9 million shares of the Company’s common stock have been sold, of which 2.5 million were sold through forward sale agreements. 0.2 million of these shares were sold during the six months ended June 30, 2022. During the six months ended June 30, 2022, 0.3 million shares were issued to settle forward contracts for net proceeds of $13.3 million. As of June 30, 2022, there were no open forward contracts under the 2021 ATM Program and approximately $364.9 million of capacity remained available.

Preferred Stock

As of June 30, 2022, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $1.50 per share on an annual basis).

Dividends Declared

For the six months ended June 30, 2022, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 9, 2022	$0.638	March 31, 2022	$85,688	April 14, 2022
May 18, 2022	$0.638	June 30, 2022	$86,987	July 15, 2022
Preferred Stock
February 9, 2022	$0.375	March 15, 2022	$2,588	March 31, 2022
May 18, 2022	$0.375	June 15, 2022	$2,588	June 30, 2022

The common stock dividend declared on May 18, 2022 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of June 30, 2022.

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

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of June 30, 2022, no accruals have been made.

As of June 30, 2022, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of June 30, 2022, the Company had commitments totaling $214.5 million, of which $126.1 million relates to future acquisitions and the remainder relates to improvements on properties the Company already owns. Acquisition commitments contain standard cancellation clauses contingent on the results of due diligence. $155.1 million of the Company’s commitments are expected to be funded during 2022, with the remainder to be funded by the end of 2023.

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

As of June 30, 2022, the Company is also a lessee under four long-term, non-cancellable ground leases under which it is obligated to pay monthly rent. For all of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 5.5 years. As of June 30, 2022 and December 31, 2021, the Company had a right-of-use lease asset balance of $3.8 million and $3.7 million, respectively, and operating lease liabilities of $5.1 million as of both June 30, 2022 and December 31, 2021 for these leases.

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

In December 2018, the Company entered into interest rate swap agreements. In the third quarter of 2019, the Company terminated those interest rate swaps and accelerated the reclassification of a loss of $12.5 million from AOCL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and is being amortized over the remaining initial term of the interest rate swaps, which ends January 31, 2024. As of June 30, 2022, the unamortized portion of loss in AOCL related to terminated interest rate swaps was $4.4 million.

The amount of loss reclassified from AOCL to interest expense was $0.7 million for both the three months ended June 30, 2022 and 2021. The amount of loss reclassified from AOCL to interest expense was $1.4 million for both the six months ended June 30, 2022 and 2021. During the next 12 months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt.

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

The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of their respective measurement dates (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at June 30, 2022
Impaired at March 31, 2022	$—	$—	$—	$—
Impaired at June 30, 2022	$9,206	$—	$—	$9,206

Assets held at December 31, 2021
Impaired at March 31, 2021	$1,739	$—	$—	$1,739
Impaired at June 30, 2021	$9,655	$—	$—	$9,655
Impaired at September 30, 2021	$3,479	$—	$—	$3,479
Impaired at December 31, 2021	$11,656	$—	$—	$11,656

As of June 30, 2022, the Company held three properties that were impaired during 2022. As of December 31, 2021, the Company held 14 properties that were impaired during 2021. For one property held at December 31, 2021, the Company estimated fair value using a capitalization rate of 14.00% based on capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs. The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
June 30, 2022
PSA, LOI or BOV	Retail	1	$115.95	$115.95	10,349
PSA, LOI or BOV	Data Center	1	$24.94	$24.94	188,475
Comparable Properties	Retail	1	$60.14 - $75.51	$69.28	48,042

December 31, 2021
PSA, LOI or BOV	Retail	6	$63.83 - $418.57	$102.35	39,603
PSA, LOI or BOV	Medical	2	$65.63 - $105.16	$75.60	41,496
PSA, LOI or BOV	Data Center	1	$38.57	$38.57	188,475
Comparable Properties	Retail	3	$29.35 - $483.09	$67.48	42,357
Comparable Properties	Medical	1	$78.66 - $106.35	$95.00	15,974

Estimated Fair Value of Financial Instruments

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits; and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at cost, which approximates fair value, on the accompanying consolidated balance sheets. In addition, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at measurement date. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities. The estimated fair values of these financial instruments have been derived either based on (i) market quotes for identical or similar instruments in markets or (ii) discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The estimated fair values of the Senior Unsecured Notes are classified as Level 1 of the fair value of the hierarchy and the remaining estimates are classified as Level 2.

The following table discloses fair value information for these financial instruments (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net(1)	$23,023	$23,884	$10,450	$11,381
2019 Credit Facility	694,500	717,596	288,400	288,549
Senior Unsecured Notes, net (2)	2,720,562	2,408,658	2,718,641	2,865,187
Mortgages payable, net (2)	5,271	5,088	5,551	5,748
(1)	The carrying value of the loans receivable are net of an allowance for credit losses.
(2)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN

Amended Incentive Award Plan

Pursuant to the Amended Incentive Award Plan, restricted share awards and market-based awards are granted to certain of the Company’s officers, directors and other employees. The vesting of these awards results in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender shares of common stock valued at $6.4 million during the six months ended June 30, 2022 solely to pay the associated statutory tax withholdings.

Restricted Share Awards

During the six months ended June 30, 2022, the Company granted 122 thousand restricted shares under the Amended Incentive Award Plan to certain directors and employees and recorded $5.6 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period, which generally ranges from one to three years. As of June 30, 2022, there were approximately 216 thousand unvested restricted shares outstanding.

Market-Based Awards

During the six months ended June 30, 2022, the Board of Directors, or committee thereof, approved target grants of 166 thousand market-based awards to executive officers of the Company. The performance period of these grants is generally three years. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 375%. Grant date fair value of the market-based awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation for the grants approved in 2022 were expected volatility of the Company of 39.5% and expected volatility of the Company's peers, ranging from 21.5% to 53.6%, with an average volatility of 35.7% and a risk-free interest rate of 1.59%. The fair value of the market-based award per share of these grants was $93.26 as of the grant date.

Approximately $2.4 million and $3.3 million in dividend rights have been accrued as of June 30, 2022 and December 31, 2021, respectively. For outstanding non-vested awards at June 30, 2022, 0.3 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each award described above. The Company recorded stock-based compensation expense of $4.4 million and $8.4 million for the three and six months ended June 30, 2022, respectively, and $3.6 million and $7.0 million for the three and six months ended June 30, 2021, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

The following is a summary of remaining unamortized stock-based compensation expense (in thousands):

	June 30, 2022	December 31, 2021
Restricted share awards	$7,551	$4,787
Market-based awards	21,130	11,143
Total unamortized stock-based compensation expense	$28,681	$15,930

NOTE 10. INCOME PER SHARE

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted income:
Income from continuing operations	$82,740	$87,924	$138,796	$86,455
Less: dividends paid to preferred stockholders	(2,588)	(2,588)	(5,176)	(5,176)
Less: dividends and income attributable to unvested restricted stock	(138)	(164)	(269)	(286)
Net income attributable to common stockholders used in basic and diluted income per share	$80,014	$85,172	$133,351	$80,993

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	134,359,638	115,244,135	131,293,692	115,097,726
Less: unvested weighted average shares of restricted stock	(212,097)	(238,395)	(226,893)	(257,329)
Basic weighted average shares of common stock outstanding	134,147,541	115,005,740	131,066,799	114,840,397

Net income per share attributable to common stockholders - basic	$0.60	$0.74	$1.02	$0.71

Diluted weighted average shares of common stock outstanding: (1)
Plus: unvested market-based awards	71,909	385,588	195,130	287,049
Plus: unsettled shares under open forward equity contracts	—	166,227	45,128	84,848
Diluted weighted average shares of common stock outstanding	134,219,450	115,557,555	131,307,057	115,212,294

Net income per share attributable to common stockholders - diluted	$0.60	$0.74	$1.02	$0.70

Potentially dilutive shares of common stock related to:
Unvested restricted share awards	33,614	70,575	71,921	85,220

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

NOTE 11. SUBSEQUENT EVENTS

On July 28, 2022, the Company entered into two interest rate swaps for notional amounts of $300.0 million and $200.0 million, to swap 1-Month SOFR with fixed interest rates of 2.501% and 2.507%, respectively. Both interest rate swaps have an effective date of September 15, 2022 and mature on August 22, 2027.

On August 1, 2022, the Company entered into one interest rate swap for a notional amount of $300.0 million, to swap 1-Month SOFR with a fixed interest rate of 2.636%. The interest rate swap has an effective date of September 15, 2022 and matures on August 22, 2025.

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

As of June 30, 2022, our diverse portfolio consisted of 2,078 owned properties across 49 states, which were leased to 342 tenants operating in 35 industries. As of June 30, 2022, our properties were approximately 99.8% occupied.

Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. As of June 30, 2022, our assets, liabilities, and results of operations are materially the same as those of the Operating Partnership.

We have elected to be taxed as a REIT for federal income tax purposes and believe we have been organized and have operated in a manner that allows us to qualify as a REIT for federal income tax purposes.

Business Impact of the COVID-19 Pandemic

At the onset of the COVID-19 pandemic in 2020, many of our tenants, particularly those in the movie theater, casual dining restaurant, entertainment, health and fitness and hotel industries, requested rent deferrals or other forms of relief. Since the beginning of 2021, we have seen a significant reduction in the impact of the COVID-19 pandemic and we expect that trend to continue. For the six months ended June 30, 2022, we deferred $0.2 million of rent and reversed previous reserves against deferred rent of $0.2 million, both of which were recognized in rental income. Additionally, we did not recognize any rent abatements for the six months ended June 30, 2022.

As of June 30, 2022, we had an accounts receivable balance of $11.5 million related to deferred rent, with 61% of the balance expected to be repaid by the end of 2023. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic and restrictions intended to prevent its spread continue for a prolonged period.

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

Results of Operations

Comparison of the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021

	Three Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
(In Thousands)	2022	2021	2022	2021	Three Months	Six Months
Revenues:
Rental income	$173,559	$164,449	$340,634	$299,107	$9,110	$41,527
Interest income on loans receivable	522	—	841	—	522	841
Earned income from direct financing leases	131	132	262	263	(1)	(1)
Other operating income	723	45	1,594	397	678	1,197
Total revenues	174,935	164,626	343,331	299,767	10,309	43,564
Expenses:
General and administrative	13,421	13,450	28,095	26,496	(29)	1,599
Property costs (including reimbursable)	6,950	6,319	15,205	11,771	631	3,434
Deal pursuit costs	655	257	1,020	499	398	521
Interest	27,594	26,170	53,617	52,794	1,424	823
Depreciation and amortization	72,898	60,074	142,006	117,161	12,824	24,845
Impairments	9,398	7,800	9,525	14,530	1,598	(5,005)
Total expenses	130,916	114,070	249,468	223,251	16,846	26,217
Other income:
Loss on debt extinguishment	—	(10)	(172)	(29,187)	10	29,015
Gain on disposition of assets	38,928	37,507	39,805	39,343	1,421	462
Other income	—	—	5,679	—	—	5,679
Total other income	38,928	37,497	45,312	10,156	1,431	35,156
Income before income tax expense	82,947	88,053	139,175	86,672	(5,106)	52,503
Income tax expense	(207)	(129)	(379)	(217)	(78)	(162)
Net income	$82,740	$87,924	$138,796	$86,455	$(5,184)	$52,341

Changes related to operating properties

The components of rental income are summarized below (in thousands):

Base Cash Rent; Depreciation and amortization

The increase in Base Cash Rent, the largest component of rental income, was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 220 properties during the trailing twelve months ended June 30, 2022, with a total of $105.5 million of annual in-place rent. During the same period, we disposed of 29 properties, 18 of which were vacant and the remaining 11 had annual in-place rents of $4.2 million. Our acquisitions and dispositions for the trailing twelve months ended June 30, 2022 is summarized below (in thousands):

We have had minimal tenant credit issues since March 31, 2021 and have seen continued recovery from the COVID-19 pandemic. For the three and six months ended June 30, 2021, we recognized recoveries of Base Cash Rent previously reserved due to the COVID-19 pandemic and had minimal new reserves, resulting in net recoveries of $6.8 million and $5.7 million, respectively. The trend for minimal new reserves has continued in 2022, along with minor recoveries from amounts previously reserved due to the COVID-19 pandemic, resulting in zero and $0.1 million net recoveries for the three and six months ended June 30, 2022. Further, rent abatements executed as relief for the COVID-19 pandemic also decreased from $0.2 million and $1.1 million for the three and six months ended June 30, 2021, respectively, to zero for both the three and six months ended June 30, 2022.

Variable cash rent; Property costs (including reimbursable)

Variable cash rent income is primarily comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection. As such, the change in variable cash rent is driven by the change in reimbursable property costs. For the three and six months ended June 30, 2022, we recognized reimbursable property costs of $5.0 million and $11.2 million, respectively, compared to $3.8 million and $6.5 million, respectively, for the three and six months ended June 30, 2021. The increase for both comparative periods was primarily due to increased reimbursable property taxes due to our net acquisitions. For the three and six months ended June 30, 2022, we recognized non-reimbursable property costs of $1.9 million and $4.0 million, respectively, compared to $2.5 million and $5.3 million, respectively, for the three and six months ended June 30, 2021. The decrease for both comparative periods was primarily due to a reduction in non-reimbursable property taxes driven by fewer tenant credit issues in 2022.

Other variable cash income increased to $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2022, compared to $0.4 million and $0.6 million for the three and six months ended June 30, 2021. This increase was primarily due to a lease converting to a contingent rent arrangement based on tenant sales during 2021.

Non-cash rental income

Non-cash rental income consists of straight-line rental revenue and amortization of above- and below- market lease intangibles, less amounts we deem not probable of collection. Straight-line rental revenue and amortization of lease intangibles increased minimally for both comparative periods due to net acquisitions and certain lease modifications. Due to the reduction in tenant credit issues, we recognized significant recoveries for straight-line rent previously deemed not probable of collection in the second quarter of 2021 and had minimal reserves during 2022. For the three months and six months ended June 30, 2021, net recoveries of $13.2 million and $11.0 million were recognized, compared to net reserves of $0.1 million for both the three and six months ended June 30, 2022.

Impairments

The number of impaired properties declined from 2021, driven by tenant performance and continued low vacancy rates. We recorded $8.6 million of impairments on two underperforming properties for the three and six months ended June 30, 2022, compared to $6.1 million recorded on six properties for the three months ended June 30, 2021 and $11.8 million recorded on 15 properties for the six months ended June 30, 2021. We recorded $0.8 million of impairment on one vacant property for the three and six months ended June 30, 2022, compared to $1.7 million recorded on three vacant properties for the three months ended June 30, 2021 and $2.7 million recorded on five vacant properties for the six months ended June 30, 2021.

Additionally, an allowance for credit loss of $0.1 million was recorded in 2022 as a result of entering into a new loan receivable in the first quarter of 2022, with no allowance for credit loss in the comparative period.

Gain on disposition of assets

Gain on disposition of assets remained relatively flat for both comparative periods. During the three months ended June 30, 2022, we disposed of 10 active properties, resulting in net gains of $37.3 million, and disposed of seven vacant properties, resulting in net gains of $1.4 million. During the six months ended June 30, 2022, we disposed of 11 active properties, resulting in net gains of $37.4 million, and disposed of 11 vacant properties, resulting in net gains of $2.0 million. Additionally, we recognized other gains of $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2022.

During the three months ended June 30, 2021, we disposed of four active properties, resulting in net gains of $36.2 million, and disposed of seven vacant properties, resulting in net gains of $0.7 million. During the six months ended June 30, 2021, we disposed of eight active properties, resulting in net gains of $38.1 million, and disposed of eight vacant properties, resulting in net gains of $0.6 million. Additionally, we recognized a $0.6 million gain on an asset substitution during the three and six months ended June 30, 2021.

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

Our weighted average effective interest rate decreased from 3.64% at June 30, 2021 to 3.19% at June 30, 2022 primarily as a result of these changes in our debt structure. However, the higher level of borrowings outstanding under the 2019 Credit Facility paired with the increased effective interest rate on those borrowings due to rising market rates have resulted in increased interest expense. The components of interest expense are summarized below (in thousands):

Changes related to general and administrative expenses

General and administrative expenses remained relatively flat for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. For the six months ended June 30, 2022 compared to the six months ended June 30, 2021, the increase was primarily driven by an increase of $2.6 million in compensation expenses. The increase in compensation expenses was comprised of an increase in cash compensation of $1.1 million, primarily due to internal promotions and new hires, and an increase in non-cash compensation of $1.5 million, primarily due to a higher grant date fair value for the 2022 market-based awards due to a high expected volatility and the maximum potential pay-out percentage. These increases were partially offset by a decrease of $0.7 million in expenses related to the COVID-19 pandemic.

Changes related to other income

We were contingently liable for $5.7 million of debt owed by one of our former tenants, which we fully reserved in 2018 due to the tenant filing for bankruptcy. No payments were made in relation to this contingent liability and, as the underlying debt had a maturity of March 15, 2022, we reversed our reserve in the first quarter of 2022.

Property Portfolio Information

2,078	99.8%	49	342	35
Properties	Occupancy	States	Tenants	Tenant Industries

Diversification By Tenant

The following is a summary of tenant concentration for our owned real estate properties as of June 30, 2022:

Tenant Concept (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness	12	1,399	4.2%
ClubCorp	20	962	2.6%
BJ's Wholesale Club	10	1,130	2.2%
At Home	16	1,861	2.2%
Dave & Buster's / Main Event	15	807	2.2%
Church's Chicken	160	231	2.0%
Home Depot	8	946	1.8%
Circle K	76	230	1.7%
Dollar Tree / Family Dollar	117	1,045	1.7%
GPM	108	303	1.6%
Other(2)	1,532	45,035	77.8%
Vacant	4	355	—
Total	2,078	54,304	100.0%

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

Lease Expirations

As of June 30, 2022, the weighted average remaining non-cancelable initial term of our leases (based on ABR) was 10.3 years. The following is a summary of lease expirations for our owned real estate as of June 30, 2022, assuming that tenants do not exercise any renewal options or early termination rights:

Leases Expiring In:	Number of Properties	Total Square Feet (in thousands)	ABR (in thousands)	Percent of ABR
Remainder of 2022	11	244	$3,255	0.5%
2023	80	1,920	23,452	3.6%
2024	48	1,571	17,670	2.7%
2025	56	2,437	22,315	3.5%
2026	130	4,969	45,587	7.0%
2027	163	4,456	57,842	8.9%
2028	130	2,637	36,072	5.6%
2029	317	2,905	43,604	6.8%
2030	80	2,496	24,775	3.8%
2031	75	4,718	39,690	6.1%
Thereafter	984	25,596	332,906	51.5%
Vacant	4	355	—	—
Total owned properties	2,078	54,304	$647,168	100.0%

Diversification By Geography

The following is a summary of geographic concentration for our owned real estate properties as of June 30, 2022:

Midwest
17.7%
of ABR
Northeast
7.2%
of ABR
Pacific Northwest
2.6%
of ABR
Mid-Atlantic
13.8%
of ABR
Pacific Southwest
12.4%
of ABR
Southeast
28.5%
of ABR
Southwest
17.8%
of ABR
U.S. Virgin Islands

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	288	6,512	13.8%	Massachusetts	7	707	1.2%
Florida	160	2,739	7.8%	Arkansas	42	637	1.1%
Georgia	148	2,864	6.2%	Utah	18	405	1.1%
Ohio	99	4,117	5.5%	Wisconsin	15	850	0.9%
Michigan	94	2,522	4.3%	Kansas	18	805	0.9%
California	32	1,717	4.2%	New Jersey	14	471	0.8%
Tennessee	118	2,432	4.0%	Alaska	9	319	0.8%
Illinois	56	1,553	3.4%	New Hampshire	17	645	0.8%
North Carolina	93	2,013	3.3%	Connecticut	7	910	0.7%
New York	37	1,943	3.0%	Idaho	16	273	0.7%
South Carolina	73	1,100	2.9%	Iowa	12	1,304	0.7%
Arizona	48	968	2.7%	Washington	9	160	0.5%
Colorado	33	1,264	2.6%	Maine	28	103	0.4%
Missouri	65	1,536	2.6%	Nebraska	9	247	0.4%
Alabama	102	1,341	2.5%	West Virginia	12	191	0.3%
Maryland	11	1,401	2.5%	Delaware	2	128	0.3%
Virginia	47	1,348	2.1%	Montana	3	152	0.3%
Indiana	45	2,163	2.0%	North Dakota	4	110	0.3%
Minnesota	29	1,065	2.0%	Rhode Island	3	94	0.3%
Pennsylvania	33	1,073	1.8%	Oregon	3	104	0.2%
New Mexico	32	814	1.8%	South Dakota	2	30	0.2%
Oklahoma	56	1,053	1.7%	Wyoming	1	35	0.1%
Mississippi	52	1,003	1.7%	U.S. Virgin Islands	1	38	0.1%
Kentucky	45	541	1.3%	Nevada	1	12	*
Louisiana	28	490	1.2%	Vermont	1	2	*

* Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following is a summary of asset type concentration, the industry of the underlying tenant operations for our retail properties and the underlying property use for our non-retail properties as of June 30, 2022:

Asset Type	Tenant Industry / Underlying Use	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,802	29,492	70.9%
	Health and Fitness	51	3,166	8.2%
	Convenience Stores	318	1,012	6.0%
	Restaurants - Quick Service	358	782	5.1%
	Restaurants - Casual Dining	132	940	4.8%
	Car Washes	111	527	4.5%
	Movie Theaters	37	1,953	3.9%
	Dealerships	29	1,048	3.5%
	Entertainment	28	1,220	3.4%
	Drug Stores / Pharmacies	75	961	3.3%
	Automotive Service	128	1,046	3.2%
	Home Improvement	35	2,114	3.1%
	Dollar Stores	201	1,873	2.9%
	Warehouse Club and Supercenters	16	1,761	2.7%
	Home Décor	19	2,459	2.6%
	Grocery	34	1,579	2.3%
	Sporting Goods	20	1,154	2.0%
	Department Stores	18	1,619	1.9%
	Home Furnishings	22	1,100	1.8%
	Other	29	900	1.7%
	Early Education	42	461	1.5%
	Specialty Retail	32	668	1.1%
	Automotive Parts	55	388	0.8%
	Pet Supplies & Service	4	133	0.3%
	Discount Retail	4	273	0.3%
	Vacant	4	355	—
Non-Retail		276	24,812	29.1%
	Distribution	136	12,217	10.5%
	Manufacturing	61	8,621	7.5%
	Office	9	1,097	2.7%
	Country Club	20	962	2.6%
	Medical	31	543	2.2%
	Industrial Outdoor Storage	10	423	1.3%
	Data Center	4	497	1.2%
	Flex	4	330	0.6%
	Hotel	1	122	0.5%
Total		2,078	54,304	100.0%

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

As of June 30, 2022, 2.9 million shares of our common stock have been sold under the 2021 ATM Program, of which 2.5 million of these shares were sold through forward sale agreements. 0.2 million of these shares were sold during the six months ended June 30, 2022. As of June 30, 2022, there were no open forward contracts and approximately $364.9 million of capacity remained available under the 2021 ATM Program as of June 30, 2022.

FORWARD EQUITY OFFERING

In January 2022, we entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9.4 million shares of common stock at an initial public offering price of $47.60 per share, before underwriting discounts and offering expenses, and an initial forward sales price of $45.696 per share. We did not receive any proceeds from the sale of our shares of common stock by the forward purchasers at the time of the offering. As of June 30, 2022, we had settled 8.3 million of these shares for net proceeds of $376.4 million and 1.1 million shares remained open, with a final settlement date of July 19, 2023.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our 2021 ATM program. As of June 30, 2022, available liquidity was comprised of $5.4 million in cash and cash equivalents, $31.5 million in restricted cash, $505.5 million of borrowing capacity under the 2019 Credit Facility and $51.8 million of expected proceeds available assuming the full physical settlement of our open forward equity contracts.

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

2019 Credit Facility

On March 30, 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement. As of June 30, 2022, the aggregate gross commitment under the 2019 Credit Facility was $1.2 billion, which may be increased up to $1.7 billion by exercising an accordion feature, subject to satisfying certain requirements. The 2019 Credit Facility has a maturity of March 31, 2026 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of June 30, 2022, there were no subsidiaries that met this requirement.

As of June 30, 2022, the 2019 Credit Facility bore interest at a 1-Month adjusted SOFR rate plus 0.775% and incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). As of June 30, 2022, $694.5 million in borrowings were outstanding and there were no letters of credit outstanding.

Senior Unsecured Notes

As of June 30, 2022, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	June 30, 2022
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

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

Mortgages payable

The obligors of our property level debt are special purpose entities that hold the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants. As of June 30, 2022, we had two fixed-rate CMBS loans with $5.1 million of aggregate outstanding principal. One of the CMBS loans, with principal outstanding of $4.5 million, matures in August 2031 and has a stated interest rate of 5.80%. The other CMBS loan, with principal outstanding of $0.6 million, matures in December 2025 and has a stated interest rate of 6.00%. Both CMBS loans are partially amortizing and require a balloon payment at maturity.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of June 30, 2022 (in thousands):

	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
2019 Credit Facility	$694,500	$—	$—	$—	$—	$694,500	$—
Senior Unsecured Notes	2,750,000	—	—	—	—	300,000	2,450,000
Mortgages payable	5,091	266	556	590	626	468	2,585
	$3,449,591	$266	$556	$590	$626	$994,968	$2,452,585

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement, which increased our borrowing capacity under the 2019 Credit Facility. There were no other material changes during the six months ended June 30, 2022 outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

Cash Flows

The following table presents a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$224,342	$191,493	$32,849
Net cash used in investing activities	(811,517)	(395,368)	(416,149)
Net cash provided by financing activities	606,337	188,134	418,203
Net increase in cash, cash equivalents and restricted cash	$19,162	$(15,741)	$34,903

As of June 30, 2022, we had $37.0 million of cash, cash equivalents and restricted cash as compared to $17.8 million as of December 31, 2021 and $67.6 million as of June 30, 2021.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The increase in net cash provided by operating activities was driven by the net increase in cash rental revenue of $53.2 million, driven by net acquisitions over the trailing twelve month period. The increase in net cash provided by operating activities was partially offset by an increase in cash interest paid of $5.8 million driven by the issuance of the 2028 Senior Notes and 2032 Senior Notes during 2021 and other changes within our debt structure (see Management’s Discussion and Analysis of Financial Condition: Results of Operations), an increase of $5.7 million in lease incentives paid and an increase of approximately $2.9 million in cash bonus payments.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets.

Net cash used in investing activities during the six months ended June 30, 2022 included $872.7 million for the acquisition of 97 properties, $37.3 million of capitalized real estate expenditures and $12.7 million for investment in one loan receivable. These outflows were partially offset by $111.2 million in net proceeds from the disposition of 22 properties.

During the same period in 2021, net cash used in investing activities included $480.2 million for the acquisition of 43 properties and $2.6 million of capitalized real estate expenditures. These outflows were partially offset by $87.4 million in net proceeds from the disposition of 16 properties and $2.0 million that was collected from a disposal that occurred in 2020.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings under our revolving credit facilities and term loans, issuances of net-lease mortgage notes, common stock and debt offerings and repurchases and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the six months ended June 30, 2022 was primarily attributable to net borrowings of $406.1 million under our revolving credit facilities and net proceeds from the issuance of common stock of $389.7 million. These amounts were partially offset by payment of dividends to equity owners of $174.1 million, deferred financing costs of $8.7 million, common stock repurchases for employee tax withholdings totaling $6.4 million and repayments of $0.3 million on mortgages payable

During the same period in 2021, net cash provided by financing activities was primarily attributable to borrowings of $794.8 million under Senior Unsecured Notes, net proceeds from the issuance of common stock of $145.7 million and net borrowings of $13.0 million under our revolving credit facilities. These amounts were partially offset by repayments of $208.6 million on mortgages payable, repayments of $190.4 million on convertible notes, repayments of $178.0 million on term loans, payment of dividends to equity owners of $150.2 million, debt extinguishment costs of $26.7 million, deferred financing costs of $7.1 million and common stock repurchases for employee tax withholdings totaling $4.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any material off-balance sheet arrangements.

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

FFO and AFFO

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income attributable to common stockholders	$80,152	$85,336	$133,620	$81,279
Portfolio depreciation and amortization	72,755	59,933	141,720	116,875
Portfolio impairments	9,398	7,800	9,525	14,530
Gain on disposition of assets	(38,928)	(37,507)	(39,805)	(39,343)
FFO attributable to common stockholders	$123,377	$115,562	$245,060	$173,341
Loss on debt extinguishment	—	10	172	29,187
Deal pursuit costs	655	257	1,020	499
Non-cash interest expense, excluding capitalized interest	2,258	2,344	4,195	5,043
Straight-line rent, net of uncollectible reserve	(9,015)	(21,428)	(17,590)	(27,101)
Other amortization and non-cash charges	(578)	(761)	(1,225)	(1,535)
Non-cash compensation expense	4,387	3,614	8,412	6,992
Costs related to COVID-19 (1)	—	274	6	706
Other income	—	—	(5,679)	—
AFFO attributable to common stockholders	$121,084	$99,872	$234,371	$187,132

Net income per share of common stock - Diluted	$0.60	$0.74	$1.02	$0.70
FFO per share of common stock - Diluted (2)	$0.92	$1.00	$1.86	$1.50
AFFO per share of common stock - Diluted (2)	$0.90	$0.86	$1.78	$1.62

Weighted average shares of common stock outstanding - Diluted	134,219,450	115,557,555	131,307,057	115,212,294
(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FFO	$0.2 million	$0.2 million	$0.4 million	$0.3 million
AFFO	$0.2 million	$0.2 million	$0.4 million	$0.4 million

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	June 30,
(Dollars in thousands)	2022	2021
2019 Credit Facility	$694,500	$13,000
Senior Unsecured Notes, net	2,720,562	2,716,752
Mortgages payable, net	5,271	5,823
Total debt, net	3,420,333	2,735,575
Unamortized debt discount, net	10,196	11,441
Unamortized deferred financing costs	19,062	21,585
Cash and cash equivalents	(5,444)	(9,403)
Restricted cash	(31,517)	(58,154)
Adjusted Debt	$3,412,630	$2,701,044

	Three Months Ended June 30,
(Dollars in thousands)	2022		2021
Net income	$82,740		$87,924
Interest	27,594		26,170
Depreciation and amortization	72,898		60,074
Income tax expense	207		129
Gain on disposition of assets	(38,928)		(37,507)
Portfolio impairments	9,398		7,800
EBITDAre	$153,909		$144,590
Adjustments to revenue producing acquisitions and dispositions	3,408		1,564
Construction rent collected, not yet recognized in earnings (1)	640		—
Deal pursuit costs	655		257
Loss on debt extinguishment	—		10
Costs related to COVID-19 (2)	—		274
Non-cash compensation expense	4,387		3,614
Adjusted EBITDAre	$162,999		$150,309
Adjustments related to straight-line rent (3)	—		(9,981)
Other adjustments for Annualized EBITDAre (4)	(157)		(5,272)
Annualized Adjusted EBITDAre	$651,368		$540,224
Adjusted Debt / Annualized Adjusted EBITDAre (5)	5.2	x	5.0	x
(1)	Construction rent collected, not yet recognized in earnings was not included as an adjustment to EBITDAre during the three months ended June 30, 2021.
(2)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(3)	Adjustment for the three months ended June 30, 2021 relates to net recoveries related to prior period straight-line rent deemed not probable of collection.
(4)

Adjustment for the three months ended June 30, 2022 relates to current period recoveries related to prior period rent deemed not probable of collection, prior period rental income, and prior period property costs. For the same period in 2021, the adjustment is comprised of net recoveries related to prior period rent deemed not probable of collection and prior period property costs.

(5)

Adjusted Debt / Annualized Adjusted EBITDAre would be 5.2x if the 1.1 million shares under open forward sales agreements had been settled as of June 30, 2022. Adjusted Debt / Annualized Adjusted EBITDAre would be 4.9x if the 1.9 million shares under open forward sales agreements had been settled as of June 30, 2021.

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

As of June 30, 2022, our assets were primarily leased on a long-term, triple-net basis and the vast majority of our leases have scheduled rent increases during the term of the lease. As of June 30, 2022, $2.8 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes and mortgages payable, with a weighted average stated interest rate of 3.25%, excluding amortization of deferred financing costs and debt discounts/premiums. The remaining $694.5 million of our indebtedness was variable-rate borrowings outstanding under our 2019 Credit Facility, with a stated interest rate of 2.31% as of June 30, 2022. If 1-Month SOFR as of June 30, 2022 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $694.5 million outstanding under the 2019 Credit Facility would impact our future earnings and cash flows by $6.9 million. There continues to be uncertainty in market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to concerns over inflation risk, which could result in continued increases in market interest rates and, thus, increased interest expenses on our borrowings outstanding under the 2019 Credit Facility in future periods.

The estimated fair values of our Senior Unsecured Notes have been derived based on quoted prices in active markets, while the estimated fair values of the remaining debt instruments have been derived based on discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of June 30, 2022 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$694,500	$717,596
Senior Unsecured Notes, net (1)	2,720,562	2,408,658
Mortgages payable, net (1)	5,271	5,088
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2022 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Second Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, filed as Annex B within the Company’s Definitive Proxy Statement on Schedule 14A on April 8, 2022 and incorporated herein by reference.

10.2*	Form of Indemnification Agreement of Spirit Realty Capital, Inc. adopted on May 18, 2022.
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

Date: August 3, 2022