Form 10-Q
period 2022-09-30
SPIRIT REALTY CAPITAL, INC.
filed 2022-11-08
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐  No   ☒

As of November 4, 2022, there were 139,660,241 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

GLOSSARY

2016 ATM Program	At-the-market equity distribution program established in November 2016, which was terminated upon entry into the 2020 ATM Program
2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800 million unsecured revolving credit facility, expanded to $1.2 billion in March 2022, pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 ATM Program	At-the-market equity distribution program established in November 2020, which was terminated upon entry into the 2021 ATM Program
2020 Term Loans	$400.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 ATM Program	At-the-market equity distribution program established in November 2021, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
2021 Convertible Notes	$345.0 million convertible notes of the Corporation which matured in May 2021
2022 Term Loans	$800.0 million senior unsecured term facility pursuant to the 2022 Term Loan Agreement
2022 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated August 22, 2022, as amended or otherwise modified from time to time
2026 Senior Notes	$300.0 million principal amount senior notes issued in August 2016
2027 Senior Notes	$300.0 million principal amount senior notes issued in September 2019
2028 Senior Notes	$450.0 million principal amount senior notes issued in March 2021
2029 Senior Notes	$400.0 million principal amount senior notes issued in June 2019
2030 Senior Notes	$500.0 million principal amount senior notes issued in September 2019
2031 Senior Notes	$450.0 million principal amount senior notes issued in August 2020
2032 Senior Notes	$350.0 million principal amount senior notes issued in March 2021
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
AFFO	Adjusted Funds From Operations is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
Amended Incentive Award Plan	Second Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, as amended
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

AOCIL	Accumulated Other Comprehensive Income / (Loss)
ASC	Accounting Standards Codification
Base Cash Rent	Represents Base Rent adjusted for contractual rental income abated, deemed not probable of collection, or recovered from prior period reserves
Base Rent	Represents contractual rental income for the period, prior to deferral or abatement agreements, and excluding contingent rents.
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
Convertible Notes	2021 Convertible Notes
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Investments:
Real estate assets held for investment:
Land and improvements	$2,734,123	$2,516,715
Buildings and improvements	5,713,209	4,962,203
Less: accumulated depreciation	(1,188,794)	(1,033,391)
Total real estate assets held for investment, net	7,258,538	6,445,527
Intangible lease assets, net	440,910	426,972
Real estate assets under direct financing leases, net	7,434	7,442
Real estate assets held for sale, net	24,344	8,264
Loans receivable, net	23,023	10,450
Total investments, net	7,754,249	6,898,655
Cash and cash equivalents	109,829	17,799
Deferred costs and other assets, net	251,832	188,816
Goodwill	225,600	225,600
Total assets	$8,341,510	$7,330,870

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$288,400
Term loans	791,791	—
Senior Unsecured Notes, net	2,721,534	2,718,641
Mortgages payable, net	5,130	5,551
Total debt, net	3,518,455	3,012,592
Intangible lease liabilities, net	121,670	128,077
Accounts payable, accrued expenses and other liabilities	180,595	190,402
Total liabilities	3,820,720	3,331,071
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both September 30, 2022 and December 31, 2021	166,177	166,177
Common stock, $0.05 par value, 350,000,000 shares authorized: 139,661,826 and 127,699,235 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	6,983	6,385
Capital in excess of common stock par value	7,217,245	6,673,440
Accumulated deficit	(2,905,376)	(2,840,356)
Accumulated other comprehensive income (loss)	35,761	(5,847)
Total stockholders’ equity	4,520,790	3,999,799
Total liabilities and stockholders’ equity	$8,341,510	$7,330,870

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$180,296	$151,376	$520,930	$450,483
Interest income on loans receivable	521	—	1,362	—
Earned income from direct financing leases	131	131	393	394
Other operating income	1,956	1,061	3,550	1,458
Total revenues	182,904	152,568	526,235	452,335
Expenses:
General and administrative	14,313	13,103	42,408	39,599
Property costs (including reimbursable)	7,395	5,862	22,600	17,633
Deal pursuit costs	470	361	1,490	860
Interest	30,956	25,078	84,573	77,872
Depreciation and amortization	74,600	63,061	216,606	180,222
Impairments	1,571	4,435	11,096	18,965
Total expenses	129,305	111,900	378,773	335,151
Other income:
Gain (loss) on debt extinguishment	—	1	(172)	(29,186)
Gain on disposition of assets	23,302	453	63,107	39,796
Other income	—	—	5,679	—
Total other income	23,302	454	68,614	10,610
Income before income tax expense	76,901	41,122	216,076	127,794
Income tax expense	(261)	(244)	(640)	(461)
Net income	76,640	40,878	215,436	127,333
Dividends paid to preferred shareholders	(2,587)	(2,587)	(7,763)	(7,763)
Net income attributable to common stockholders	$74,053	$38,291	$207,673	$119,570

Net income per share attributable to common stockholders:
Basic	$0.54	$0.32	$1.56	$1.02
Diluted	$0.54	$0.32	$1.56	$1.02

Weighted average shares of common stock outstanding:
Basic	136,314,369	119,775,871	132,835,210	116,503,634
Diluted	136,314,369	120,302,158	132,965,297	116,870,429

Dividends declared per common share issued	$0.6630	$0.6380	$1.9390	$1.8880

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$74,053	$38,291	$207,673	$119,570
Other comprehensive income:
Net reclassification of amounts from AOCIL	40,204	702	41,608	2,106
Total comprehensive income	$114,257	$38,993	$249,281	$121,676

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Nine Months Ended September 30, 2022	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCIL	Total Stockholders’ Equity
Balances, December 31, 2021	6,900,000	$166,177	127,699,235	$6,385	$6,673,440	$(2,840,356)	$(5,847)	$3,999,799
Net income	—	—	—	—	—	56,056	—	56,056
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	53,468	—	53,468
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(85,688)	—	(85,688)
Tax withholdings related to net stock settlements	—	—	(39,028)	(2)	—	(6,408)	—	(6,410)
Issuance of shares of common stock, net	—	—	6,559,406	328	299,440	—	—	299,768
Stock-based compensation, net	—	—	86,888	4	4,021	(496)	—	3,529
Balances, March 31, 2022	6,900,000	$166,177	134,306,501	$6,715	$6,976,901	$(2,879,480)	$(5,145)	$4,265,168
Net income	—	—	—	—	—	82,740	—	82,740
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	80,152	—	80,152
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(86,987)	—	(86,987)
Tax withholdings related to net stock settlements	—	—	(403)	—	—	(17)	—	(17)
Issuance of shares of common stock, net	—	—	1,999,996	100	89,864	—	—	89,964
Stock-based compensation, net	—	—	35,591	2	4,385	(498)	—	3,889
Balances, June 30, 2022	6,900,000	$166,177	136,341,685	$6,817	$7,071,150	$(2,886,830)	$(4,443)	$4,352,871
Net income	—	—	—	—	—	76,640	—	76,640
Dividends declared on preferred stock	—	—	—	—	—	(2,587)	—	(2,587)
Net income available to common stockholders		—		—	—	74,053	—	74,053
Other comprehensive income	—	—	—	—	—	—	40,204	40,204
Dividends declared on common stock	—	—	—	—	—	(92,595)	—	(92,595)
Issuance of shares of common stock, net	—	—	3,320,559	166	141,702	—	—	141,868
Stock-based compensation, net	—	—	(418)	—	4,393	(4)	—	4,389
Balances, September 30, 2022	6,900,000	$166,177	139,661,826	$6,983	$7,217,245	$(2,905,376)	$35,761	$4,520,790

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Nine Months Ended September 30, 2021	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCIL	Total Stockholders’ Equity
Balances, December 31, 2020	6,900,000	$166,177	114,812,615	$5,741	$6,126,503	$(2,688,647)	$(8,654)	$3,601,120
Net loss	—	—	—	—	—	(1,469)	—	(1,469)
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net loss attributable to common stockholders		—		—	—	(4,057)	—	(4,057)
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(71,837)	—	(71,837)
Tax withholdings related to net stock settlements	—	—	(98,413)	(6)	—	(3,837)	—	(3,843)
Stock-based compensation, net	—	—	233,784	12	3,366	(407)	—	2,971
Balances, March 31, 2021	6,900,000	$166,177	114,947,986	$5,747	$6,129,869	$(2,768,785)	$(7,952)	$3,525,056
Net income	—	—	—	—	—	87,924	—	87,924
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	85,336	—	85,336
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(74,436)	—	(74,436)
Tax withholdings related to net stock settlements	—	—	(12,597)	(1)	—	(548)	—	(549)
Issuance of shares of common stock, net	—	—	4,116,932	206	145,255	—	—	145,461
Stock-based compensation, net	—	—	51,591	3	3,611	(360)	—	3,254
Balances, June 30, 2021	6,900,000	$166,177	119,103,912	$5,955	$6,278,735	$(2,758,793)	$(7,250)	$3,684,824
Net income	—	—	—	—	—	40,878	—	40,878
Dividends declared on preferred stock	—	—	—	—	—	(2,587)	—	(2,587)
Net income available to common stockholders		—		—	—	38,291	—	38,291
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(78,674)	—	(78,674)
Issuance of shares of common stock, net	—	—	4,212,644	211	190,725	—	—	190,936
Stock-based compensation, net	—	—	(835)	—	3,504	(953)	—	2,551
Balances, September 30, 2021	6,900,000	$166,177	123,315,721	$6,166	$6,472,964	$(2,800,129)	$(6,548)	$3,838,630

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$215,436	$127,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,606	180,222
Impairments	11,096	18,965
Amortization of deferred financing costs	3,637	3,026
Amortization of debt discounts	947	1,830
Amortization of deferred losses on interest rate swaps	2,106	2,106
Stock-based compensation expense	12,805	10,496
Loss on debt extinguishment	172	29,186
Gain on dispositions of real estate and other assets	(63,107)	(39,796)
Non-cash revenue	(30,165)	(38,190)
Other	10	12
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,683)	3,508
Accounts payable, accrued expenses and other liabilities	(28,975)	(23,315)
Net cash provided by operating activities	338,885	275,383
Investing activities
Acquisitions of real estate	(1,118,290)	(769,039)
Capitalized real estate expenditures	(55,318)	(6,748)
Investments in loans receivable	(12,700)	—
Proceeds from dispositions of real estate and other assets, net	183,767	94,449
Net cash used in investing activities	(1,002,541)	(681,338)
Financing activities
Borrowings under revolving credit facilities	1,267,800	764,200
Repayments under revolving credit facilities	(1,556,200)	(714,900)
Repayments under mortgages payable	(391)	(208,765)
Borrowings under term loans	800,000	—
Repayments under term loans	—	(178,000)
Repayments under Convertible Notes	—	(190,426)
Borrowings under Senior Unsecured Notes	—	794,842
Debt extinguishment costs	—	(26,685)
Deferred financing costs	(17,028)	(7,071)
Proceeds from issuance of common stock, net of offering costs	531,565	336,602
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(6,427)	(4,392)
Common stock dividends paid	(255,870)	(219,421)
Preferred stock dividends paid	(7,763)	(7,763)
Net cash provided by financing activities	755,686	338,221
Net increase (decrease) in cash, cash equivalents and restricted cash	92,030	(67,734)
Cash, cash equivalents and restricted cash, beginning of period	17,799	83,298
Cash, cash equivalents and restricted cash, end of period	$109,829	$15,564

Cash paid for interest, net of interest capitalized	$99,575	$89,098
Interest capitalized	741	—
Cash paid for income taxes	676	581

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Nine Months Ended September 30,
	2022	2021
Dividends declared and unpaid	$92,595	$78,675
Accrued market-based award dividend rights	998	1,674
Accrued capitalized costs	18,103	6,739
Derivative changes in fair value	39,502	—

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

September 30, 2022

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

These consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of September 30, 2022 and December 31, 2021, net assets totaling $11.8 million and $12.3 million, respectively, were held, and net liabilities totaling $5.1 million and $5.5 million, respectively, were owed by these encumbered special purpose entities and are included in the accompanying consolidated balance sheets.

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

The Company elected to account for lease concessions related to the COVID-19 pandemic consistent with ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether they explicitly exist in the lease). As such, rent deferrals are recorded as an increase to rent receivables and recognized as income during the deferral period. For the three and nine months ended September 30, 2022, zero and $0.4 million, respectively, of deferrals were recognized in rental income, compared to $1.0 million and $12.8 million for the three and nine months ended September 30, 2021, respectively. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term investments. Restricted cash is classified within deferred costs and other assets, net in the accompanying consolidated balance sheets. There was no restricted cash held as of either September 30, 2022 or December 31, 2021.

Tenant Receivables

The Company reviews its rent and other tenant receivables for collectability on a regular basis, considering changes in factors such as the tenant’s payment history, the tenant’s financial condition, industry conditions in which the tenant operates and economic conditions in the geographic area in which the tenant operates. If a receivable is not probable of collection, a direct write-off of the receivable will be made. The Company had accounts receivable balances of $17.9 million and $21.7 million at September 30, 2022 and December 31, 2021, respectively, after the impact of $3.3 million and $3.9 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred cost and other assets, net in the accompanying consolidated balance sheets.

For receivable balances related to the straight-line method of recognizing rental income, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $161.8 million and $137.6 million at September 30, 2022 and December 31, 2021, respectively, after the impact of $0.3 million and $2.6 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the accompanying consolidated balance sheets.

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

NOTE 3. INVESTMENTS

Owned Properties

As of September 30, 2022, the Company's gross investment in owned real estate properties totaled approximately $9.0 billion. The gross investment is comprised of land, buildings, lease intangible assets and lease intangible liabilities, as adjusted for any impairment, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 14.3%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio. During the nine months ended September 30, 2022, the Company had the following real estate activity (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2021	2,000	3	2,003	$7,934,823	$8,362	$7,943,185
Acquisitions/improvements (1)	148	—	148	1,190,726	—	1,190,726
Dispositions of real estate (2) (3)	(22)	(11)	(33)	(115,798)	(17,471)	(133,269)
Transfers to Held for Sale	(23)	23	—	(40,194)	40,194	—
Impairments (4)	—	—	—	(10,969)	—	(10,969)
Reset of gross balances (5)	—	—	—	(16,224)	—	(16,224)
Gross balance, September 30, 2022	2,103	15	2,118	8,942,364	31,085	8,973,449
Accumulated depreciation and amortization				(1,357,152)	(6,741)	(1,363,893)
Net balance, September 30, 2022 (6)				$7,585,212	$24,344	$7,609,556

(1)

Includes investments of $56.9 million in revenue producing capitalized expenditures, as well as $11.9 million of non-revenue producing capitalized expenditures during the nine months ended September 30, 2022.

(2)	For the nine months ended September 30, 2022, the net gains on disposal of properties held in use and held for sale were $60.3 million and $2.8 million, respectively.
(3)

During the nine months ended September 30, 2022, the Company sold eight properties pursuant to a 1031 Exchange for $88.1 million. As of September 30, 2022, all the proceeds had been used to fund acquisitions.

(4)

Impairments on owned real estate is comprised of real estate and intangible asset impairment. For the nine months ended September 30, 2022, all of the impairments recorded were on properties held in use.

(5)

Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles which have been fully amortized.

(6)	Reconciliation of total owned investments to the accompanying consolidated balance sheet at September 30, 2022 is as follows:
Real estate assets held for investment, net	$7,258,538
Intangible lease assets, net	440,910
Real estate assets under direct financing leases, net	7,434
Real estate assets held for sale, net	24,344
Intangible lease liabilities, net	(121,670)
Net balance	$7,609,556

Operating Leases

As of September 30, 2022, December 31, 2021 and September 30, 2021, the Company held 2,113; 1,998; and 1,909 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Base Cash Rent (1)	$162,467	$137,234	$471,052	$400,215
Variable cash rent (including reimbursables)	6,479	4,753	19,713	12,078
Straight-line rent, net of uncollectible reserve (2)	10,875	8,840	28,465	35,941
Amortization of above- and below- market lease intangibles, net (3)	475	549	1,700	2,249
Total rental income	$180,296	$151,376	$520,930	$450,483
(1)

Includes net impact of amounts (reserved)/recovered of $(0.6) million and $(0.5) million for the three and nine months ended September 30, 2022, respectively, and $(0.1) million and $5.6 million for the three and nine months ended September 30, 2021, respectively.

(2)

Includes net impact of amounts recovered/(reserved) of $1.2 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, and $(0.1) million and $11.0 million for the three and nine months ended September 30, 2021, respectively.

(3)

Excludes amortization of in-place leases of $11.3 million and $32.6 million for the three and nine months ended September 30, 2022, respectively, and $9.8 million and $28.6 million for the three and nine months ended September 30, 2021, respectively, which is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Scheduled minimum future rent to be received under the remaining non-cancellable term of these operating leases (including contractual fixed rent increases occurring on or after October 1, 2022) at September 30, 2022 are as follows (in thousands):

September 30, 2022
Remainder of 2022	$167,283
2023	664,151
2024	649,973
2025	638,168
2026	609,487
Thereafter	4,885,095
Total future minimum rentals	$7,614,157

Because lease renewal periods are exercisable at the lessees' options, the preceding table presents future minimum lease payments due during the initial lease term only. In addition, the future minimum rentals do not include any contingent rents based on a percentage of the lessees' gross sales or lease escalations based on future changes in the CPI.

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	September 30, 2022	December 31, 2021
In-place leases	$572,407	$536,344
Above-market leases	101,195	100,837
Less: accumulated amortization	(232,692)	(210,209)
Intangible lease assets, net	$440,910	$426,972

Below-market leases	$186,006	$188,718
Less: accumulated amortization	(64,336)	(60,641)
Intangible lease liabilities, net	$121,670	$128,077

Direct Financing Leases

As of September 30, 2022, the Company held one property under a direct financing lease, which was held in use. As of September 30, 2022, this property had $2.6 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. As of September 30, 2022, the Company had a reserve of $0.1 million against the investment balance of $7.5 million, which was initially recorded in 2020 as a result of the initial term of the direct financing lease extending until 2027.

Loans Receivable

During 2022, the Company issued a fixed-rate, construction loan for $12.7 million. The Company evaluated the collectability of the amounts receivable under the loan and recorded an allowance for loan losses of $0.1 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company held two fixed rate loans receivable with total outstanding principal of $23.7 million and a total allowance for credit losses of $0.7 million.

Impairments

The following table summarizes total impairments recognized in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Real estate asset impairment	$1,632	$4,092	$10,535	$17,875
Intangible net (liability)/asset impairment	(61)	343	434	1,090
Allowance for credit losses on loans receivable	—	—	127	—
Total impairment loss	$1,571	$4,435	$11,096	$18,965

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	September 30, 2022	December 31, 2021
Debt:
Revolving credit facilities	2.53%	—	3.5	$—	$288,400
Term loans	4.09%	3.73%	4.1	800,000	—
Senior Unsecured Notes	3.42%	3.25%	6.7	2,750,000	2,750,000
Mortgages payable	4.87%	5.82%	8.2	4,959	5,350
Total debt	3.31%	3.36%	6.1	3,554,959	3,043,750
Debt discount, net				(9,877)	(10,824)
Deferred financing costs, net (4)				(26,627)	(20,334)
Total debt, net				$3,518,455	$3,012,592
(1)

Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, non-utilization fees and impact of cash flow hedges, where applicable, calculated for the nine months ended September 30, 2022 based on the average principal balance outstanding during the period.

(2)

Represents the weighted average stated interest rate based on the outstanding principal balance as of September 30, 2022, including the impact of cash flow hedges on term loans. The weighted average stated interest rate for the term loans excluding the impact of cash flow hedges was 4.03% as of September 30, 2022.

(3)	Represents the weighted average remaining years to maturity based on the outstanding principal balance as of September 30, 2022.
(4)	Excludes deferred financing costs for the revolving credit facilities.

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

As of September 30, 2022, outstanding loans under the 2019 Credit Facility bore interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.775% per annum and the aggregate revolving commitments incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). Prior to March 30, 2022, outstanding loans under the 2019 Credit Facility bore interest at 1-month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum.

In connection with the amendment and restatement of the 2019 Credit Facility, the Company wrote off $0.2 million in deferred financing costs and incurred deferred financing costs of $8.6 million. The unamortized deferred financing costs were $8.4 million as of September 30, 2022, compared to $1.4 million as of December 31, 2021.

As of September 30, 2022, the full $1.2 billion of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of September 30, 2022.

Term Loans

On April 2, 2020, the Operating Partnership entered into the 2020 Term Loan Agreement. On January 4, 2021, the remaining $178.0 million of 2020 Term Loans were fully repaid and the related unamortized deferred financing costs were written-off.

On August 22, 2022, the Operating Partnership entered into the 2022 Term Loan Agreement, which provides for borrowings in an aggregate amount of $800.0 million comprised of a $300.0 million tranche with a maturity date of August 22, 2025 and a $500.0 million tranche with a maturity date of August 20, 2027. The Term Loan Agreement also includes an accordion feature to increase the available term loans by $200.0 million in aggregate, subject to satisfying certain requirements. As of September 30, 2022, the 2022 Term Loans bore interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.850% per annum, based on the Operating Partnership’s credit rating. In conjunction with entering into the 2022 Term Loans, the Company entered into interest rate swaps as a cash flow hedge. See Note 7 for further detail.

The Company incurred $8.4 million in deferred financing costs in connection with entering into the 2022 Term Loan Agreement, and the unamortized deferred financing costs were $8.2 million as of September 30, 2022. In connection with the issuance of the 2022 Term Loan Agreement, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of September 30, 2022.

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	September 30, 2022	December 31, 2021
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000	$2,750,000

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

As of September 30, 2022 and December 31, 2021, the unamortized deferred financing costs were $18.4 million and $20.3 million, respectively, and the unamortized discount was $10.0 million and $11.0 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of September 30, 2022.

Mortgages Payable

Indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under five fixed-rate non-recourse loans, which were securitized into CMBS and secured by the borrowers’ respective leased properties and related assets. In connection with the issuance of the 2028 and 2032 Senior Unsecured Notes, the Company repaid three of these loans in March 2021 and, as of September 30, 2022, had two non-defaulted loans with stated interest rates of 5.80% and 6.00%, respectively. Each loan was secured by one property. There were no unamortized deferred financing costs as of either September 30, 2022 and December 31, 2021, and the unamortized net premium as of both September 30, 2022 and December 31, 2021 was $0.2 million.

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

Debt Extinguishment

During the nine months ended September 30, 2022, the Company recognized a loss on debt extinguishment of $0.2 million as a result of the amendment and restatement of the 2019 Revolving Credit and Term Loan Agreement.

During the nine months ended September 30, 2021, the Company extinguished the following debt:

•	$178.0 million of indebtedness outstanding under the 2020 Term Loans, resulting in a loss on debt extinguishment of $0.7 million,
•	$207.4 million aggregate principal amount of CMBS indebtedness on three loans secured by 86 properties, resulting in a loss on debt extinguishment of $28.5 million, and
•	$190.4 million of Convertible Notes upon their maturity.

Debt Maturities

As of September 30, 2022, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2022	$134	$—	$134
2023	556	—	556
2024	590	—	590
2025	610	300,016	300,626
2026	468	300,000	300,468
Thereafter	2,532	2,950,053	2,952,585
Total	$4,890	$3,550,069	$3,554,959

Interest Expense

The following table is a summary of the components of interest expense related to the Company's borrowings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revolving credit facilities (1)	$3,550	$765	$8,520	$2,118
Term loans (2)	2,940	—	2,940	24
Senior Unsecured Notes	22,313	22,313	66,939	63,683
Mortgages payable	73	81	225	2,427
Convertible Notes	—	—	—	2,658
Non-cash:
Amortization of deferred financing costs	1,475	910	3,637	3,026
Amortization of debt discount, net	318	307	947	1,830
Amortization of net losses related to interest rate swaps	702	702	2,106	2,106
Capitalized interest	(415)	—	(741)	—
Total interest expense	$30,956	$25,078	$84,573	$77,872
(1)

Includes facility fees of approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2021.

(2)	Includes impact of cash flow hedge.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

In January 2022, the Company entered into forward sale agreements in connection with an offering of 9.4 million shares of common stock at an initial public offering price of $47.60 per share, before underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by the forward purchasers at the time of the offering. All of these shares were settled during the nine months ended September 30, 2022, generating net proceeds of $427.7 million.

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

In November 2021, the Board of Directors approved a new $500.0 million ATM Program, and the Company terminated its 2020 ATM Program. The following details the activity under the 2021 ATM Program since its inception (in thousands):

2021 ATM	Forward Shares	Regular Shares	Total Shares	Net Proceeds on Issuances
Month ended 12/31/2021
Shares sold	2,268	438	2,706
Shares issued	(2,212)	(438)	(2,650)	$120,286
Unsettled shares sold as of 12/31/2021	56	—	56

Nine months ended 9/30/2022
Shares sold	1,234	1,161	2,395
Shares issued	(1,290)	(1,161)	(2,451)	$103,946
Unsettled shares sold as of 9/30/2022	—	—	—

As of September 30, 2022, approximately $273.2 million of capacity remained available under the 2021 ATM Program.

Preferred Stock

As of September 30, 2022, the Company had 6.9 million shares of 6.00% Series A Preferred Stock outstanding. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $1.50 per share on an annual basis).

Dividends Declared

For the nine months ended September 30, 2022, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 9, 2022	$0.638	March 31, 2022	$85,688	April 14, 2022
May 18, 2022	$0.638	June 30, 2022	$86,987	July 15, 2022
August 8, 2022	$0.663	September 30, 2022	$92,595	October 14, 2022
Preferred Stock
February 9, 2022	$0.375	March 15, 2022	$2,588	March 31, 2022
May 18, 2022	$0.375	June 15, 2022	$2,588	June 30, 2022
August 8, 2022	$0.375	September 15, 2022	$2,587	September 30, 2022

The common stock dividend declared on August 8, 2022 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2022.

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

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of September 30, 2022, no accruals have been made.

As of September 30, 2022, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of September 30, 2022, the Company had commitments totaling $169.2 million, of which $27.4 million relates to future acquisitions and the remainder relates to improvements on properties the Company already owns. Acquisition commitments contain standard cancellation clauses contingent on the results of due diligence. $56.4 million of the Company’s commitments are expected to be funded during 2022, with the remainder to be funded by the end of 2024.

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

As of September 30, 2022, the Company is also a lessee under four long-term, non-cancellable ground leases under which it is obligated to pay monthly rent. For all of the ground leases, rental expenses are reimbursed by unrelated third parties, and the corresponding rental revenue is recorded in rental income on the accompanying consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 5.3 years. As of September 30, 2022 and December 31, 2021, the Company had a right-of-use lease asset balance of $3.6 million and $3.7 million, respectively, and operating lease liabilities of $4.9 million and $5.1 million, respectively, for these leases.

NOTE 7. DERIVATIVE AND HEDGING ACTIVITIES

The Company may use interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in AOCIL and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash investing and financing activities in the consolidated statement of cash flows. Amounts will subsequently be reclassified to earnings when the hedged item affects earnings. The Company does not enter into derivative contracts for speculative or trading purposes and does not have derivative netting arrangements.

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

In the third quarter of 2019, the Company terminated interest rate swaps which had been entered into in December 2018 and accelerated the reclassification of a loss of $12.5 million from AOCIL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and is being amortized over the remaining initial term of the interest rate swaps, which ends January 31, 2024. As of September 30, 2022, the unamortized portion of loss in AOCIL related to terminated interest rate swaps was $3.7 million.

During the third quarter of 2022, the Company entered into new interest rate swaps, which were designated as cash flow hedge instruments and are recorded in deferred costs and other assets, net on the Company’s consolidated balance sheet. These instruments swap 1-month SOFR for a fixed payment. The following table summarizes the key terms and fair value of these instruments (in thousands):

				Fair Value of Asset
Interest Rate Swap Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	September 30, 2022
$300,000	2.501%	September 15, 2022	August 22, 2027	$17,070
$200,000	2.507%	September 15, 2022	August 22, 2027	11,200
$300,000	2.636%	September 15, 2022	August 22, 2025	11,232
				$39,502

The following table provides information about the amounts recorded in AOCIL, as well as any amounts reclassified to operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash flow hedge derivatives	$39,606	$—	$39,606	$—
Amount of gain reclassified from AOCIL to interest	(104)	—	(104)	—
Amount of loss reclassified from AOCIL to interest	702	702	2,106	2,106
Total	$40,204	$702	$41,608	$2,106

During the next 12 months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt and $12.7 million will be reclassified as a decrease to interest expense related to cash flow hedge derivatives.

NOTE 8. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The Company’s interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. These measurements are classified as Level 2 of the fair value hierarchy. The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Derivatives held at September 30, 2022
Interest rate swaps	$39,502	$—	$39,502	$—

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

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at September 30, 2022
Impaired at March 31, 2022	$—	$—	$—	$—
Impaired at June 30, 2022	$8,006	$—	$—	$8,006
Impaired at September 30, 2022	$4,094	$—	$—	$4,094

Assets held at December 31, 2021
Impaired at March 31, 2021	$1,739	$—	$—	$1,739
Impaired at June 30, 2021	$9,655	$—	$—	$9,655
Impaired at September 30, 2021	$3,479	$—	$—	$3,479
Impaired at December 31, 2021	$11,656	$—	$—	$11,656

As of September 30, 2022, the Company held eight properties that were impaired during 2022. As of December 31, 2021, the Company held 14 properties that were impaired during 2021. For one property held at December 31, 2021, the Company estimated fair value using a capitalization rate of 14.00% based on capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs. The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
September 30, 2022
PSA, LOI or BOV	Retail	6	$41.46 - $105.63	$89.13	45,931
PSA, LOI or BOV	Data Center	1	$24.94	$24.94	188,475
Comparable Properties	Retail	1	$60.14 - $75.51	$69.28	48,042

December 31, 2021
PSA, LOI or BOV	Retail	6	$63.83 - $418.57	$102.35	39,603
PSA, LOI or BOV	Medical	2	$65.63 - $105.16	$75.60	41,496
PSA, LOI or BOV	Data Center	1	$38.57	$38.57	188,475
Comparable Properties	Retail	3	$29.35 - $483.09	$67.48	42,357
Comparable Properties	Medical	1	$78.66 - $106.35	$95.00	15,974

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

The following table discloses fair value information for these financial instruments (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net(1)	$23,023	$23,228	$10,450	$11,381
2019 Credit Facility	—	—	288,400	288,549
2022 Term Loans, net (2)	791,791	831,032	—	—
Senior Unsecured Notes, net (2)	2,721,534	2,263,756	2,718,641	2,865,187
Mortgages payable, net (2)	5,130	4,790	5,551	5,748

(1)	The carrying value of the loans receivable are net of an allowance for credit losses.
(2)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN

Amended Incentive Award Plan

Pursuant to the Amended Incentive Award Plan, restricted share awards and market-based awards are granted to certain of the Company’s officers, directors and other employees. The vesting of these awards results in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender shares of common stock valued at $6.4 million during the nine months ended September 30, 2022 solely to pay the associated statutory tax withholdings.

Restricted Share Awards

During the nine months ended September 30, 2022, the Company granted 122 thousand restricted shares under the Amended Incentive Award Plan to certain directors and employees and recorded $5.6 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period, which generally ranges from one to three years. As of September 30, 2022, there were approximately 216 thousand unvested restricted shares outstanding.

Market-Based Awards

During the nine months ended September 30, 2022, the Board of Directors, or committee thereof, approved target grants of 166 thousand market-based awards to executive officers of the Company. The performance period of these grants is generally three years. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 375%. Grant date fair value of the market-based awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation for the grants approved in 2022 were expected volatility of the Company of 39.5% and expected volatility of the Company's peers, ranging from 21.5% to 53.6%, with an average volatility of 35.7% and a risk-free interest rate of 1.59%. The fair value of the market-based award per share of these grants was $93.26 as of the grant date.

Approximately $2.4 million and $3.3 million in dividend rights have been accrued as of September 30, 2022 and December 31, 2021, respectively. For outstanding non-vested awards at September 30, 2022, 0.3 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each award described above. The Company recorded stock-based compensation expense of $4.4 million and $12.8 million for the three and nine months ended September 30, 2022, respectively, and $3.5 million and $10.5 million for the three and nine months ended September 30, 2021, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

The following is a summary of remaining unamortized stock-based compensation expense (in thousands):

	September 30, 2022	December 31, 2021
Restricted share awards	$6,121	$4,787
Market-based awards	18,147	11,143
Total unamortized stock-based compensation expense	$24,268	$15,930

NOTE 10. INCOME PER SHARE

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted income:
Income from continuing operations	$76,640	$40,878	$215,436	$127,333
Less: dividends paid to preferred stockholders	(2,587)	(2,587)	(7,763)	(7,763)
Less: dividends attributable to unvested restricted stock	(142)	(147)	(412)	(433)
Net income attributable to common stockholders used in basic and diluted income per share	$73,911	$38,144	$207,261	$119,137

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	136,530,530	120,009,550	133,058,487	116,752,993
Less: unvested weighted average shares of restricted stock	(216,161)	(233,679)	(223,277)	(249,359)
Basic weighted average shares of common stock outstanding	136,314,369	119,775,871	132,835,210	116,503,634

Net income per share attributable to common stockholders - basic	$0.54	$0.32	$1.56	$1.02

Diluted weighted average shares of common stock outstanding: (1)
Plus: unvested market-based awards	—	523,432	130,087	365,843
Plus: unsettled shares under open forward equity contracts	—	2,855	—	952
Diluted weighted average shares of common stock outstanding	136,314,369	120,302,158	132,965,297	116,870,429

Net income per share attributable to common stockholders - diluted	$0.54	$0.32	$1.56	$1.02

Potentially dilutive shares of common stock related to:
Unvested restricted share awards	51,338	93,711	65,060	88,050

(1)	Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

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

As of September 30, 2022, our diverse portfolio consisted of 2,118 owned properties across 49 states, which were leased to 346 tenants operating in 34 industries. As of September 30, 2022, our properties were approximately 99.8% occupied.

Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. As of September 30, 2022, our assets, liabilities, and results of operations are materially the same as those of the Operating Partnership.

We have elected to be taxed as a REIT for federal income tax purposes and believe we have been organized and have operated in a manner that allows us to qualify as a REIT for federal income tax purposes.

Business Impact of the COVID-19 Pandemic

At the onset of the COVID-19 pandemic in 2020, many of our tenants, particularly those in the movie theater, casual dining restaurant, entertainment, health and fitness and hotel industries, requested rent deferrals or other forms of relief. Since the beginning of 2021, we have seen a significant reduction in the impact of the COVID-19 pandemic and we expect that trend to continue. For the nine months ended September 30, 2022, we deferred $0.2 million of rent and reversed previous reserves against deferred rent of $0.2 million, both of which were recognized in rental income. Additionally, we did not recognize any rent abatements for the nine months ended September 30, 2022.

As of September 30, 2022, we had an accounts receivable balance of $9.2 million related to deferred rent, with 62% of the balance expected to be repaid by the end of 2023. Although we are actively engaged in rent collection efforts related to uncollected rent, we can provide no assurance that such efforts will be successful.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021

	Three Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
(In Thousands)	2022	2021	2022	2021	Three Months	Nine Months
Revenues:
Rental income	$180,296	$151,376	$520,930	$450,483	$28,920	$70,447
Interest income on loans receivable	521	—	1,362	—	521	1,362
Earned income from direct financing leases	131	131	393	394	—	(1)
Other operating income	1,956	1,061	3,550	1,458	895	2,092
Total revenues	182,904	152,568	526,235	452,335	30,336	73,900
Expenses:
General and administrative	14,313	13,103	42,408	39,599	1,210	2,809
Property costs (including reimbursable)	7,395	5,862	22,600	17,633	1,533	4,967
Deal pursuit costs	470	361	1,490	860	109	630
Interest	30,956	25,078	84,573	77,872	5,878	6,701
Depreciation and amortization	74,600	63,061	216,606	180,222	11,539	36,384
Impairments	1,571	4,435	11,096	18,965	(2,864)	(7,869)
Total expenses	129,305	111,900	378,773	335,151	17,405	43,622
Other income:
Gain (loss) on debt extinguishment	—	1	(172)	(29,186)	(1)	29,014
Gain on disposition of assets	23,302	453	63,107	39,796	22,849	23,311
Other income	—	—	5,679	—	—	5,679
Total other income	23,302	454	68,614	10,610	22,848	58,004
Income before income tax expense	76,901	41,122	216,076	127,794	35,779	88,282
Income tax expense	(261)	(244)	(640)	(461)	(17)	(179)
Net income	$76,640	$40,878	$215,436	$127,333	$35,762	$88,103

Changes related to operating properties

The components of rental income are summarized below (in thousands):

Base Cash Rent; Depreciation and amortization

The increase in Base Cash Rent, the largest component of rental income, was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 240 properties during the trailing twelve months ended September 30, 2022, with a total of $101.2 million of annual in-place rent. During the same period, we disposed of 37 properties, of which 16 were vacant and the remaining 21 had annual in-place rents of $8.4 million. Our acquisitions and dispositions for the trailing twelve months ended September 30, 2022 is summarized below (in thousands):

We have had minimal tenant credit issues since March 31, 2021 and have seen continued recovery from the COVID-19 pandemic. In 2021, we recognized recoveries of Base Cash Rent previously reserved due to the COVID-19 pandemic and had minimal new reserves, resulting in net reserves of $0.1 million and net recoveries of $5.6 million for the three and nine months ended September 30, 2021, respectively. The trend for minimal new reserves has continued in 2022, along with minor recoveries from amounts previously reserved due to the COVID-19 pandemic, resulting in net reserves of $0.6 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. Further, rent abatements executed as relief for the COVID-19 pandemic also decreased from $0.4 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, to zero for both the three and nine months ended September 30, 2022.

Variable cash rent; Property costs (including reimbursable)

Variable cash rent income is primarily comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection. As such, the change in variable cash rent is driven by the change in reimbursable property costs. For the three and nine months ended September 30, 2022, we recognized reimbursable property costs of $5.2 million and $17.1 million, respectively, compared to $3.9 million and $10.4 million, respectively, for the three and nine months ended September 30, 2021. The increase for both comparative periods was primarily due to increased reimbursable property taxes due to our net acquisitions. For the three and nine months ended September 30, 2022 , we recognized non-reimbursable property costs of $2.2 million and $5.5 million, respectively, compared to $2.0 million and $7.2 million, respectively, for the three and nine months ended September 30, 2021. The three-month comparative period was relatively flat, while the decrease for nine-month comparative period was primarily due to a reduction in non-reimbursable property taxes driven by fewer tenant credit issues in 2022.

Other variable cash income increased to $1.3 million and $2.6 million, respectively, for the three and nine months ended September 30, 2022, compared to $0.8 million and $1.7 million for the three and nine months ended September 30, 2021. This increase was primarily due to a lease converting to a contingent rent arrangement based on tenant sales in the third quarter of 2021.

Non-cash rental income

Non-cash rental income consists of straight-line rental revenue and amortization of above- and below- market lease intangibles, less amounts we deem not probable of collection. Straight-line rental revenue and amortization of lease intangibles increased for both comparative periods due to net acquisitions and certain lease modifications. Due to the reduction in tenant credit issues, we recognized significant recoveries for straight-line rent previously deemed not probable of collection in the second quarter of 2021 and had smaller recoveries with minimal new reserves in 2022. For the three and nine months ended September 30, 2021, net reserves of $0.1 million and net recoveries of $11.0 million were recognized, compared to net recoveries of $1.2 million and $1.1 million for the three and nine months ended September 30, 2022.

Impairments

The number of impaired properties declined from 2021, driven by tenant performance and continued low vacancy rates. We recorded impairment as follows (impairment in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022		2021		2022		2021
	Count	Impairment	Count	Impairment	Count	Impairment	Count	Impairment
Underperforming properties	6	$1,571	4	$4,325	8	$10,155	17	$16,109
Vacant properties	—	—	1	110	1	814	5	2,856
Total		$1,571		$4,435		$10,969		$18,965

Additionally, an allowance for credit loss of $0.1 million was recorded in 2022 as a result of entering into a new loan receivable in the first quarter of 2022, with no allowance for credit loss in the comparative period.

Gain on disposition of assets

Gain on disposition of assets increased for both comparative periods. During the three months ended September 30, 2022, we disposed of ten active properties, resulting in net gains of $23.0 million, and disposed of one vacant property, resulting in a gain of $0.4 million. During the nine months ended September 30, 2022, we disposed of 21 active properties, resulting in net gains of $60.4 million, and disposed of 12 vacant properties, resulting in net gains of $2.4 million. Additionally, we recognized other losses of $0.1 million and gains of $0.3 million, respectively, for the three and nine months ended September 30, 2022.

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

In March 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement, resulting in a loss of $0.2 million on the partial debt extinguishment. In August 2022, we entered into the 2022 Term Loans, comprised of a $300.0 million tranche which matures in 2025 and a $500.0 million tranche which matures in 2027. In conjunction with the 2022 Term Loans, we entered into interest rate swaps beginning in September 2022 to swap the variable rate for a fixed rate.

Our weighted average effective interest rate decreased from 3.57% at September 30, 2021 to 3.31% at September 30, 2022 primarily as a result of these changes in our debt structure. However, the higher level of borrowings outstanding under the 2019 Credit Facility paired with the increased effective interest rate on those borrowings due to rising market rates have resulted in increased interest expense. The components of interest expense are summarized below (in thousands):

Changes related to general and administrative expenses

The increase in general and administrative expense was primarily driven by an increase in compensation expenses of $1.1 million for the three months ended September 30, 2022 and $3.7 million for the nine months ended September 30, 2022, compared to their respective prior year periods. The increase in compensation expenses was due to increases in cash compensation primarily due to internal promotions and new hires and increases in non-cash compensation primarily due to a higher grant date fair value for the 2022 market-based awards due to a high expected volatility and the maximum potential pay-out percentage. The increases in general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were partially offset by a decrease of $0.8 million in expenses related to the COVID-19 pandemic, as these costs were predominately incurred in the first half of 2021.

Changes related to other income

We were contingently liable for $5.7 million of debt owed by one of our former tenants, which we fully reserved in 2018 due to the tenant filing for bankruptcy. No payments were made in relation to this contingent liability and, as the underlying debt had a maturity of March 15, 2022, we reversed our reserve in the first quarter of 2022.

Property Portfolio Information

2,118	99.8%	49	346	34
Properties	Occupancy	States	Tenants	Tenant Industries

Diversification By Tenant

The following is a summary of tenant concentration for our owned real estate properties as of September 30, 2022:

Tenant Concept (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness	12	1,399	4.1%
Invited Clubs	21	1,005	2.8%
BJ's Wholesale Club	11	1,233	2.4%
At Home	16	1,861	2.1%
Dave & Buster's / Main Event	15	807	2.1%
Church's Chicken	160	231	2.0%
Dollar Tree / Family Dollar	128	1,167	1.8%
Home Depot	8	946	1.8%
Circle K	76	230	1.7%
GPM	108	303	1.6%
Other(2)	1,559	46,005	77.6%
Vacant	4	551	—
Total	2,118	55,738	100.0%

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

Lease Expirations

As of September 30, 2022, the weighted average remaining non-cancelable initial term of our leases (based on ABR) was 10.4 years. The following is a summary of lease expirations for our owned real estate as of September 30, 2022, assuming that tenants do not exercise any renewal options or early termination rights:

Leases Expiring In:	Number of Properties	Total Square Feet (in thousands)	ABR (in thousands)	Percent of ABR
Remainder of 2022	7	27	$598	0.1%
2023	75	1,675	20,903	3.2%
2024	48	1,571	17,756	2.7%
2025	56	2,437	22,319	3.4%
2026	132	5,022	46,818	7.1%
2027	168	4,469	58,710	8.9%
2028	137	2,867	38,319	5.8%
2029	318	2,922	43,731	6.6%
2030	82	2,536	25,225	3.8%
2031	76	4,725	39,953	6.0%
Thereafter	1,015	26,936	346,706	52.4%
Vacant	4	551	—	—
Total owned properties	2,118	55,738	$661,038	100.0%

Diversification By Geography

The following is a summary of geographic concentration for our owned real estate properties as of September 30, 2022:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	301	6,709	14.1%	Massachusetts	8	750	1.3%
Florida	160	2,838	7.9%	Arkansas	47	690	1.2%
Georgia	148	2,864	6.0%	Louisiana	28	490	1.1%
Ohio	101	4,139	5.5%	Kansas	20	829	0.9%
Michigan	100	2,916	4.5%	Wisconsin	15	850	0.9%
Tennessee	119	2,469	4.0%	New Jersey	14	471	0.8%
California	30	1,602	3.8%	Alaska	9	319	0.8%
Illinois	57	1,558	3.4%	New Hampshire	17	645	0.8%
North Carolina	91	1,874	3.1%	Connecticut	7	910	0.7%
South Carolina	72	1,095	2.9%	Idaho	16	273	0.7%
Alabama	107	1,476	2.8%	Iowa	12	1,304	0.6%
Arizona	48	968	2.7%	Washington	9	160	0.5%
New York	37	1,943	2.6%	West Virginia	13	206	0.4%
Missouri	66	1,541	2.5%	Maine	28	103	0.4%
Colorado	33	1,264	2.5%	Nebraska	10	262	0.4%
Maryland	12	1,413	2.5%	Delaware	2	128	0.3%
Virginia	47	1,348	2.1%	Montana	3	152	0.3%
Indiana	42	2,157	2.0%	North Dakota	4	110	0.3%
Minnesota	29	1,064	2.0%	Rhode Island	3	94	0.2%
New Mexico	35	863	1.8%	Oregon	3	104	0.2%
Pennsylvania	33	1,073	1.7%	South Dakota	2	30	0.2%
Oklahoma	58	1,068	1.7%	Wyoming	1	35	0.1%
Mississippi	51	992	1.7%	U.S. Virgin Islands	1	38	0.1%
Utah	19	966	1.6%	Nevada	1	12	*
Kentucky	48	571	1.4%	Vermont	1	2	*

* Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following is a summary of asset type concentration, the industry of the underlying tenant operations for our retail properties and the underlying property use for our non-retail properties as of September 30, 2022:

Asset Type	Tenant Industry / Underlying Use	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,824	29,891	70.4%
	Health & Fitness	53	3,176	8.1%
	Convenience Stores	318	1,012	5.9%
	Quick Service Restaurants	354	771	5.0%
	Casual Dining	131	936	4.7%
	Car Washes	115	542	4.6%
	Movie Theaters	37	1,953	4.0%
	Dealerships	34	1,122	3.6%
	Drug Stores	77	990	3.3%
	Entertainment	28	1,220	3.3%
	Automotive Service	128	1,046	3.2%
	Home Improvement	35	2,114	3.1%
	Dollar Stores	212	1,995	3.0%
	Supercenters & Clubs	17	1,864	2.8%
	Home Décor	19	2,459	2.5%
	Home Furnishings	28	1,277	2.2%
	Sporting Goods	20	1,154	1.9%
	Department Stores	18	1,619	1.8%
	Grocery	32	1,465	1.8%
	Other	29	900	1.6%
	Early Education	41	450	1.5%
	Specialty Retail	32	669	1.1%
	Automotive Parts	55	388	0.8%
	Pet Supplies & Service	4	133	0.3%
	Discount Retail	4	273	0.3%
	Vacant	3	363	—
Non-Retail		294	25,847	29.6%
	Distribution	138	12,157	10.4%
	Manufacturing	67	9,568	8.3%
	Country Club	21	1,005	2.8%
	Office	9	1,079	2.6%
	Medical	31	543	2.2%
	Industrial Outdoor Storage	10	423	1.2%
	Data Center	3	309	0.8%
	Flex	13	453	0.8%
	Hotel	1	122	0.5%
	Vacant	1	188	—
Total		2,118	55,738	100.0%

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

As of September 30, 2022, 5.1 million shares of our common stock have been sold under the 2021 ATM Program, of which 3.5 million of these shares were sold through forward sale agreements. 2.4 million of these shares were sold during the nine months ended September 30, 2022. As of September 30, 2022, there were no open forward contracts and approximately $273.2 million of capacity remained available under the 2021 ATM Program as of September 30, 2022.

FORWARD EQUITY OFFERING

In January 2022, we entered into forward sale agreements with certain financial institutions acting as forward purchasers in connection with an offering of 9.4 million shares of common stock at an initial public offering price of $47.60 per share, before underwriting discounts and offering expenses, and an initial forward sales price of $45.696 per share. We did not receive any proceeds from the sale of our shares of common stock by the forward purchasers at the time of the offering. All of these shares were settled during the nine months ended September 30, 2022, generating net proceeds of $427.7 million.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and, when market conditions warrant, issuances of equity securities, including shares of our common stock under our 2021 ATM program. As of September 30, 2022, available liquidity was comprised of $109.8 million in cash and cash equivalents and $1.2 billion of borrowing capacity under the 2019 Credit Facility.

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

2019 Credit Facility

On March 30, 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement. As of September 30, 2022, the aggregate gross commitment under the 2019 Credit Facility was $1.2 billion, which may be increased up to $1.7 billion by exercising an accordion feature, subject to satisfying certain requirements. The 2019 Credit Facility has a maturity of March 31, 2026 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of September 30, 2022, there were no subsidiaries that met this requirement.

As of September 30, 2022, the 2019 Credit Facility bore interest at a 1-month adjusted SOFR rate plus 0.775% and incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). As of September 30, 2022, there were no borrowings or letters of credit outstanding.

2022 Term Loans

On August 22, 2022, we entered into the 2022 Term Loan Agreement which provides for borrowings in an aggregate amount of $800.0 million comprised of a $300.0 million tranche with a maturity date of August 22, 2025 and a $500.0 million tranche with a maturity date of August 20, 2027. Borrowings may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements. The full borrowing capacity of $800.0 million under the term loans was fully drawn as of September 30, 2022.

Borrowings may be repaid without premium or penalty. As of September 30, 2022, the 2022 Term Loans bore interest at a 1-month adjusted SOFR rate plus 0.850% per annum, based on the Operating Partnership’s credit rating. In conjunction with entering into the 2022 Term Loans, we entered into interest rate swaps to swap 1-month SOFR for a weighted average fixed rate of 2.55%.

Senior Unsecured Notes

As of September 30, 2022, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	September 30, 2022
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

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

Mortgages payable

The obligors of our property level debt are special purpose entities that hold the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants. As of September 30, 2022, we had two fixed-rate CMBS loans with $5.0 million of aggregate outstanding principal. One of the CMBS loans, with principal outstanding of $4.4 million, matures in August 2031 and has a stated interest rate of 5.80%. The other CMBS loan, with principal outstanding of $0.6 million, matures in December 2025 and has a stated interest rate of 6.00%. Both CMBS loans are partially amortizing and require a balloon payment at maturity.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of September 30, 2022 (in thousands):

	Total	Remainder of 2022	2023	2024	2025	2026	Thereafter
2019 Credit Facility	$—	$—	$—	$—	$—		$—
Term loans	800,000	—	—	—	300,000	—	500,000
Senior Unsecured Notes	2,750,000	—	—	—	—	300,000	2,450,000
Mortgages payable	4,959	134	556	590	626	468	2,585
	$3,554,959	$134	$556	$590	$300,626	$300,468	$2,952,585

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement, which increased our borrowing capacity under the 2019 Credit Facility. Additionally, we entered into the 2022 Term Loan Agreement during the three months ended September 30, 2022. There were no other material changes during the nine months ended September 30, 2022 outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

Cash Flows

The following table presents a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$338,885	$275,383	$63,502
Net cash used in investing activities	(1,002,541)	(681,338)	(321,203)
Net cash provided by financing activities	755,686	338,221	417,465
Net increase (decrease) in cash, cash equivalents and restricted cash	$92,030	$(67,734)	$159,764

As of September 30, 2022, we had $109.8 million of cash, cash equivalents and restricted cash as compared to $17.8 million as of December 31, 2021 and $15.6 million as of September 30, 2021.

Operating Activities

Our cash flows from operating activities are primarily dependent upon the occupancy level of our portfolio, the rental rates specified in our leases, the collectability of rent and the level of our operating expenses and other general and administrative costs.

The increase in net cash provided by operating activities was driven by the net increase in cash rental revenue of $75.1 million, largely as a result of our net acquisitions over the trailing twelve month period. This increase was partially offset by an increase in cash interest paid of $10.5 million driven by the issuance of the 2028 Senior Notes and 2032 Senior Notes during 2021 and other changes within our debt structure (see Management’s Discussion and Analysis of Financial Condition: Results of Operations), an increase of $5.7 million in lease incentives paid and an increase of approximately $2.9 million in cash bonus payments.

Investing Activities

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to property dispositions.

Net cash used in investing activities during the nine months ended September 30, 2022 was comprised of $1.1 billion for the acquisition of 148 properties, $55.3 million of capitalized real estate expenditures and $12.7 million for investment in one loan receivable. These outflows were partially offset by $183.8 million in net proceeds from the disposition of 33 properties.

During the same period in 2021, net cash used in investing activities was comprised of $769.0 million for the acquisition of 74 properties and $6.7 million of capitalized real estate expenditures. These outflows were partially offset by $94.5 million in net proceeds from the disposition of 19 properties and $2.0 million that was collected from a disposal that occurred in 2020.

Financing Activities

Generally, our net cash provided by or used in financing activities is impacted by our borrowings and repayments under our revolving credit facilities and term loans, debt offerings, issuances of common stock and dividend payments on our common and preferred stock.

Net cash provided by financing activities during the nine months ended September 30, 2022 was primarily attributable to borrowings of $800.0 million on term loans and net proceeds from the issuance of common stock of $531.6 million. These amounts were partially offset by net repayments of $288.4 million under our revolving credit facilities, payment of dividends to equity owners of $263.6 million, deferred financing costs of $17.0 million, common stock repurchases for employee tax withholdings totaling $6.4 million and repayments of $0.4 million on mortgages payable.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any material off-balance sheet arrangements.

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

AFFO: AFFO is a non-GAAP financial measure of operating performance used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, such as net gains (losses) on debt extinguishment, deal pursuit costs, costs related to the COVID-19 pandemic, income associated with expiration of a contingent liability related to a guarantee of a former tenant's debt and certain non-cash items. These certain non-cash items include certain non-cash interest expenses (comprised of amortization of deferred financing costs, amortization of net debt discount/premium, and amortization of interest rate swap losses), non-cash revenues (comprised of straight-line rents net of bad debt expense, amortization of lease intangibles, and amortization of net premium/discount on loans receivable), and non-cash compensation expense.

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

Adjusted EBITDAre: Adjusted EBITDAre represents EBITDAre as adjusted for revenue producing acquisitions, capital expenditures and dispositions for the quarter (as if such acquisitions and dispositions had occurred as of the beginning of the quarter), construction rent collected, not yet recognized in earnings, and for other certain items that we believe are not indicative of our core operating performance. These other certain items include deal pursuit costs, net (gains) losses on debt extinguishment, costs related to the COVID-19 pandemic, and non-cash compensation. We believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income (loss), provides a useful supplemental measure to investors and analysts in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.

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

FFO and AFFO

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income attributable to common stockholders	$74,053	$38,291	$207,673	$119,570
Portfolio depreciation and amortization	74,455	62,919	216,175	179,794
Portfolio impairments	1,571	4,435	11,096	18,965
Gain on disposition of assets	(23,302)	(453)	(63,107)	(39,796)
FFO attributable to common stockholders	$126,777	$105,192	$371,837	$278,533
(Gain) loss on debt extinguishment	—	(1)	172	29,186
Deal pursuit costs	470	361	1,490	860
Non-cash interest expense, excluding capitalized interest	2,495	1,919	6,690	6,962
Straight-line rent, net of uncollectible reserve	(10,875)	(8,840)	(28,465)	(35,941)
Other amortization and non-cash charges	(475)	(714)	(1,700)	(2,249)
Non-cash compensation expense	4,393	3,504	12,805	10,496
Costs related to COVID-19 (1)	—	46	6	752
Other income	—	—	(5,679)	—
AFFO attributable to common stockholders	$122,785	$101,467	$357,156	$288,599

Net income per share of common stock - Diluted	$0.54	$0.32	$1.56	$1.02
FFO per share of common stock - Diluted (2)	$0.93	$0.87	$2.79	$2.38
AFFO per share of common stock - Diluted (2)	$0.90	$0.84	$2.68	$2.46

Weighted average shares of common stock outstanding - Diluted	136,314,369	120,302,158	132,965,297	116,870,429
(1)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)

Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FFO	$0.2 million	$0.2 million	$0.6 million	$0.5 million
AFFO	$0.2 million	$0.2 million	$0.6 million	$0.6 million

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	September 30,
(Dollars in thousands)	2022	2021
2019 Credit Facility	$—	$49,300
2022 Term Loans, net	791,791	—
Senior Unsecured Notes, net	2,721,534	2,717,693
Mortgages payable, net	5,130	5,687
Total debt, net	3,518,455	2,772,680
Unamortized debt discount, net	9,877	11,134
Unamortized deferred financing costs	26,627	20,962
Cash and cash equivalents	(109,829)	(15,564)
Adjusted Debt	$3,445,130	$2,789,212

	Three Months Ended September 30,
(Dollars in thousands)	2022		2021
Net income	$76,640		$40,878
Interest	30,956		25,078
Depreciation and amortization	74,600		63,061
Income tax expense	261		244
Gain on disposition of assets	(23,302)		(453)
Portfolio impairments	1,571		4,435
EBITDAre	$160,726		$133,243
Adjustments to revenue producing acquisitions and dispositions	2,657		1,820
Construction rent collected, not yet recognized in earnings (1)	193		—
Deal pursuit costs	470		361
Gain on debt extinguishment	—		(1)
Costs related to COVID-19 (2)	—		46
Non-cash compensation expense	4,393		3,504
Adjusted EBITDAre	$168,439		$138,973
Adjustments related to straight-line rent (3)	(1,058)		(233)
Other adjustments for Annualized EBITDAre (4)	(1,120)		(164)
Annualized Adjusted EBITDAre	$665,044		$554,304
Adjusted Debt / Annualized Adjusted EBITDAre (5)	5.2	x	5.0	x
(1)	Construction rent collected, not yet recognized in earnings was not included as an adjustment to EBITDAre during the three months ended September 30, 2021.
(2)	Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(3)

Adjustment for the three months ended September 30, 2022 relates to current period net recoveries related to prior period straight-line rent deemed not probable of collection. Adjustment for the three months ended September 30, 2021 relates to prior period straight-line rent recognized in the current period.

(4)

Adjustment for the three months ended September 30, 2022 relates to current period recoveries related to prior period rent deemed not probable of collection, prior period rent and rent deemed not probable of collection, prior period property costs and certain other income where annualization would not be appropriate. For the same period in 2021, the adjustment is comprised of certain other property costs, general and administrative expenses and non-recurring revenue recognized in other income.

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

As of September 30, 2022, our assets were primarily leased on a long-term, triple-net basis with contractual rent increases during the term of the lease. As of September 30, 2022, $2.8 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes and mortgages payable, with a weighted average stated interest rate of 3.25%, excluding amortization of deferred financing costs and debt discounts/premiums. The remaining $800.0 million of our indebtedness was variable-rate borrowings outstanding under our 2022 Term Loans, which bear interest at 1-month adjusted SOFR rate plus an applicable margin of 0.850% per annum, resulting in a stated interest rate of 4.03% as of September 30, 2022. There were no borrowings outstanding under our 2019 Credit Facility as of September 30, 2022. In conjunction with the 2022 Term Loans, we entered into interest rate swaps to swap 1-month SOFR with a weighted average fixed rate of 2.55%. As such, if 1-month SOFR as of September 30, 2022 increased by 100 basis points, or 1.0%, there would be no impact to our future earnings and cash flows. However, there continues to be uncertainty in market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to concerns over inflation risk, which could result in continued increases in market interest rates and, thus, increased interest expenses on any future borrowings under our 2019 Credit Facility.

The estimated fair values of our Senior Unsecured Notes have been derived based on quoted prices in active markets, while the estimated fair values of the remaining debt instruments have been derived based on discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of September 30, 2022 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$—	$—
2022 Term Loans, net (1)	791,791	831,032
Senior Unsecured Notes, net (1)	2,721,534	2,263,756
Mortgages payable, net (1)	5,130	4,790
(1)	The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2022 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.6	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

3.7	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on November 18, 2021 and incorporated herein by reference.

10.1	Term Loan Agreement dated as of August 22, 2022 filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 22, 2022 and incorporated herein by reference.
10.2	Guaranty dated as of August 22, 2022 filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on August 22, 2022 and incorporated herein by reference.

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

Date: November 8, 2022