Form 10-K
period 2022-12-31
SPIRIT REALTY CAPITAL, INC.
filed 2023-02-28
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of Spirit Realty Capital, Inc.'s shares of common stock, $0.05 par value, held by non-affiliates of the Registrant, was $5.1 billion based on the last reported sale price of $37.78 per share on the New York Stock Exchange on June 30, 2022.

The number of outstanding shares of Spirit Realty Capital, Inc.’s common stock, $0.05 par value, as of February 23, 2023, was 141,304,436 shares.

Documents Incorporated by Reference

Certain specific portions of the definitive Proxy Statement for Spirit Realty Capital, Inc.’s 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K. Only those portions of the Proxy Statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

GLOSSARY

2016 ATM Program	At-the-market equity distribution program established in November 2016, which was terminated upon entry into the 2020 ATM Program
2017 Tax Legislation	Tax Cuts and Jobs Act of 2017
2019 Credit Facility	$800.0 million unsecured revolving credit facility, expanded to $1.2 billion in March 2022, pursuant to the 2019 Revolving Credit and Term Loan Agreement
2019 Revolving Credit and Term Loan Agreement	Revolving credit and term loan agreement between the Operating Partnership and certain lenders dated January 14, 2019, as amended or otherwise modified from time to time
2020 ATM Program	At-the-market equity distribution program established in November 2020, which was terminated upon entry into the 2021 ATM Program
2020 Term Loans	$400.0 million senior unsecured term facility pursuant to the 2020 Term Loan Agreement
2020 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated April 2, 2020, as amended or otherwise modified from time to time
2021 ATM Program	At-the-market equity distribution program established in November 2021, pursuant to which the Corporation may offer and sell registered shares of common stock from time to time
2021 Convertible Notes	$345.0 million convertible notes of the Corporation which matured in May 2021
2022 Term Loans	$800.0 million senior unsecured term facility pursuant to the 2022 Term Loan Agreement
2022 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated August 22, 2022, as amended or otherwise modified from time to time
2023 Term Loans	$500.0 million senior unsecured term facility pursuant to the 2023 Term Loan Agreement
2023 Term Loan Agreement	Term loan agreement between the Operating Partnership and certain lenders dated November 17, 2022, as amended or otherwise modified from time to time
2026 Senior Notes	$300.0 million principal amount of senior notes issued in August 2016
2027 Senior Notes	$300.0 million principal amount of senior notes issued in September 2019
2028 Senior Notes	$450.0 million principal amount of senior notes issued in March 2021
2029 Senior Notes	$400.0 million principal amount of senior notes issued in June 2019
2030 Senior Notes	$500.0 million principal amount of senior notes issued in September 2019
2031 Senior Notes	$450.0 million principal amount of senior notes issued in August 2020
2032 Senior Notes	$350.0 million principal amount of senior notes issued in March 2021
401(k) Plan	Defined contribution retirement savings plan qualified under Section 401(k) of the Code
ACM	Asbestos-Containing Materials
ADA	Americans with Disabilities Act
Adjusted Debt	Adjusted Debt is a non-GAAP financial measure. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Adjusted EBITDAre	Adjusted EBITDAre is a non-GAAP financial measure. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
AFFO	Adjusted Funds From Operations is a non-GAAP financial measure. See definition in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Amended Incentive Award Plan	Second Amended and Restated Spirit Realty Capital, Inc. and Spirit Realty, L.P. 2012 Incentive Award Plan, as amended
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

ASU	Accounting Standards Update
ATM Program	The 2016 ATM Program, 2020 ATM Program, or 2021 ATM Program, as applicable
Base Cash Rent	Represents Base Rent adjusted for contractual rental income abated, deemed not probable of collection, or recovered from prior period reserves
Base Rent	Represents contractual rental income for the period, prior to deferral or abatement agreements, and excluding contingent rents
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended

Company	The Corporation and its consolidated subsidiaries
Convertible Notes	2021 Convertible Notes
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
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

IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MGCL	Maryland General Corporation Law
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
Porter's Five Forces

An analytical framework used to examine the attractiveness of an industry and potential for disruption in that industry based on: threats of new entrants, threats of substitutes, the bargaining power of customers, the bargaining power of suppliers and industry rivalry

REIT	Real estate investment trust
S&P	S&P Global Ratings
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Notes, 2027 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, and 2032 Senior Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.00% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share.
SMTA

Spirit MTA REIT, a Maryland real estate investment trust, or SMTA Liquidating Trust, a Maryland common law trust, as the context dictates. On January 1, 2020, Spirit MTA REIT transferred all of its assets (subject to all of its liabilities) to SMTA Liquidating Trust.

SOFR	Secured Overnight Financing Rate
Spin-Off

Creation of an independent, publicly traded REIT, SMTA, through our contribution of certain properties and other additional assets and liabilities, followed by the distribution by us to our stockholders of all of the common shares of beneficial interest in SMTA.

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

Subtitle 8	Title 3, Subtitle 8 of the MGCL
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
•
our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversified acquisitions or investments;
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
•
the impact on our business and those of our tenants from epidemics, pandemics or other outbreaks of illness, disease or virus; and
•
other risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters.

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

PART I

Item 1. Business

Overview

Spirit Realty Capital, Inc. is an internally-managed net-lease REIT with in-house functions including acquisitions, credit research, asset management, portfolio management, real estate research, legal, finance and accounting. We invest primarily in single-tenant, operationally essential real estate assets throughout the United States, which are subsequently leased on a long-term, triple-net basis to high quality tenants with operations in retail, industrial and certain other industries. As a REIT, we are required to, among other things, annually distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. We achieve this objective through consistent quarterly dividends supported by the cash flows generated by our leasing operations, which we look to continue to grow over time.

As of December 31, 2022, we owned a highly diversified portfolio of 2,115 properties operated by 351 tenants and with in-place Annualized Base Rent of $680.9 million. See Item 2. "Properties" for further information on our portfolio diversification.

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

STRONG OPERATING SYSTEMS

Spirit utilizes integrated tools that streamline key processes for acquisitions, portfolio management, tenant monitoring, capital funding, forecasting and record keeping. We believe the effective use of technology to inform decisions provides efficiency, depth and scalability to our processes, allowing us to seamlessly execute our objectives. To enhance our operating systems, we have developed several proprietary tools to minimize risk and maximize stockholder returns:

o
Spirit Property Ranking Model. The Spirit Property Ranking Model is a core tool developed internally by Spirit that ranks every property across twelve criteria, with a higher weighting allocated to real estate characteristics: (i) real estate score based on the site’s location, access, visibility and overall desirability, (ii) building score to evaluate the quality of the structure for industrial assets, (iii) 5-mile population for retail properties or 15-mile population for industrial properties, (iv) remaining lease term, (v) 5-mile household income, (vi) pre-overhead unit coverage, (vii) pre-overhead master lease coverage, (viii) corporate coverage, (ix) U.S. State ranking, (x) rent escalation characteristics, (x) lease structure, (xii) tenant industry ranking and (xiii) replacement rent, assuming the property becomes vacant. We believe that the higher the overall score assigned to a property, the lower the risk of a residual loss. Through acquisitions, dispositions, lease renewals and re-lets, we seek to continually improve the weighted-average property ranking of our portfolio.
o
The Spirit Heat Map. The Spirit Heat Map is used to analyze tenant industries across Porter’s Five Forces and for potential causes of technological disruption. The data is then used to understand the competitive landscape, performance and outlook of each industry. The Spirit Heat Map is updated regularly to incorporate changes in business and market conditions, changes in technology and other trends. Using this tool, coupled with our intensive credit and real estate analysis, lease structuring and ongoing portfolio management, we seek to achieve superior risk-adjusted returns by focusing our investments within industries that we believe will be healthy and viable prospectively and disposing of properties within industries that have less favorable outlooks.
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

OUTSTANDING PEOPLE

With less than 100 employees, we are "All One Team" – our growth and success depend on teamwork and the individual contribution of each and every person we employ. We believe attracting, developing and retaining a team of highly talented and motivated employees is critical to creating a culture of collaboration and mutual respect and delivering strong financial results. We strive to prioritize the well-being and development of our employees through the following:

o
Employee Compensation and Benefits. To attract and retain top talent, we provide attractive compensation, including stock awards for all employees. Spirit also aims to award our employees benefits that are in line with those of our peers and competitors, including the following: Medical, Dental, and Vision Insurance; Pet Insurance; Flexible Spending Accounts (Health and Dependent); Life and AD&D Insurance; Paid Vacation; Maternity and Paternity Leave; Military Leave; Short and Long-Term Disability; 401(k) and Roth Savings Plans; Employee Assistance Program; Employee Discount Program; Bereavement Leave; and COVID-19 Leave.
o
Workplace culture. We strive to foster a best-in-class workplace culture, where all employees are encouraged to “R.E.A.C.H. for the stars” by demonstrating our five core values: (i) value Relationships, (ii) pursue Excellence, (iii) Act with integrity, (iv) Choose optimism, and (v) Have fun. We actively seek employee feedback through surveys, and anonymous survey results are communicated to all employees, as well as to our Board of Directors, to provide transparency and with the goal of continuous improvement. We also acknowledge employee successes through recognition at monthly “Town Hall” meetings hosted by our CEO.
o
Employee wellness. We believe the physical and mental well-being of our employees is important to our business and overall success. We implemented a hybrid work policy, which allows our employees the benefits of both remote and in-person work environments and supports flexible work schedules to help meet employee needs. Our offices were designed with the goal of employee health and well-being in mind, with sit-stand desks, ergonomic chairs, healthy snack options, maximized natural light in all workspaces, designated creative and collaborative workspaces, and robust cleaning and sanitizing procedures. Further, we routinely sponsor employee wellness initiatives, including walking and weight-loss challenges.

o
Diversity and inclusion. We seek to provide equal employment opportunities to all individuals and seek to cultivate an inclusive culture that respects and appreciates diversity of experience, ideas and opinions. Our Diversity and Inclusion Council is tasked with providing educational and social programming for all affinity groups, as well as directing support to charitable organizations working to advance diversity, equity and inclusion in society. Under the Diversity and Inclusion Council, we have a Women’s Leadership Council, which focuses on empowering our female employees in personal and professional growth, and a Young Professionals Committee, which focuses on developing our employees under the age of 35. Programming in 2022 included hosting a mandatory third-party administered Inclusion and Bias Workshop for all employees and a mandatory Inclusive Leader Series for people-managers, funding scholarships for three students attending Historically Black Colleges and Universities, partnering with Project Destined (a real estate training program for scholars in underserved communities) to mentor college students in a real estate case study competition, holding monthly meetings for our women’s book club, hosting a third annual women’s "real talk" speaker event and sponsoring an outing to a Texas Ranger’s game for our young professionals.
o
Talent development. We aim to develop our employees through numerous channels, including third-party administered programs, individual coaching for certain employees, Pryor Learning membership (an extensive online training platform), and tuition assistance and course reimbursement for career-enhancing education and licensure requirements. We also internally curate development opportunities, including learning sessions on business and leadership topics, formal and informal mentorships to provide critical developmental feedback and direct access for all employees to our executive team, including through monthly “Town Hall” meetings. Annual goals are set for every employee and formal feedback is provided semi-annually on those goals as well as our core competencies: communication, accountability, teamwork, and our core values. We look to promote from within, but when external hires are needed, we use a thorough hiring process which includes multiple levels of interviews, cultural surveys, and technical skill testing, when appropriate.
o
Social engagement. We firmly believe that regular social and team building events for our employees encourage relationship building and collaboration – which we believe are important for employee engagement and a high performing “All One Team” culture. Our Spirit One Committee (comprised of employees across all levels) develops company-wide social events throughout the year, which in 2022 included "Coffee Talks" (small group discussions of non-work topics), our Annual Crawfish Boil, company-sponsored kick-ball and sand volleyball teams, and a Family Fun Day at Main Event. Additionally, our departments host team building events throughout the year.

Age Group Breakdown

Age 18-34
42%
Age 35-54
36%
Age 55+
22%

As of December 31, 2022, we had 89 employees, as compared to 84 employees as of December 31, 2021. None of these employees are currently subject to a collective bargaining agreement.

DEFINED AND DISCIPLINED INVESTMENT STRATEGY

During the year ended December 31, 2022, we purchased 172 properties with a gross investment of $1.4 billion, invested $101.1 million in revenue producing capital expenditures and funded a $12.7 million loan receivable. During the same period, we sold 60 properties with a gross investment of $240.1 million. We believe a highly disciplined and selective approach to acquisitions, paired with prudent asset recycling, will allow us to meet our business objectives.

o
Sourcing acquisitions. We believe a multi-channel approach drives volume for high-quality acquisitions and we focus on building and growing partnerships with a diverse base of tenants, brokers and owners. Over time, our target is a balanced mix of opportunities sourced from direct relationships with existing tenants, direct relationships with new tenants and broker relationships. These channels are built through current relationships with key members of our acquisitions, asset management and executive teams, partner appreciation events, attendance at critical conferences and conventions and through reliable execution.

o
Evaluating acquisitions. Each opportunity is evaluated against our acquisition criteria which includes, but is not limited to: accretive capitalization rate, long-term lease containing rent escalations, favorable tenant industries based on our Spirit Heat Map, favorable ranking based on the Spirit Property Ranking Model, attractive tenant credit characteristics and overall portfolio diversification impact. We target tenants that are publicly listed and have over $100 million in revenues, as we believe those tenants generally possess attractive characteristics including continual access to capital, lower leverage, audited financial statements and governance scrutiny. Further, when evaluating sale-leaseback transactions, we select opportunities where the tenant’s planned use of proceeds is to provide funding to meet their growth objectives. While we consider the foregoing when making investments, we have made investments, and may make additional investments, that do not meet one or more of these criteria if we believe the opportunity is sufficiently attractive. Acquisition opportunities go through a rigorous evaluation process culminating in review and approval by our Investment Committee. The Investment Committee includes representation from the acquisitions, asset management, credit, legal and finance departments.
o
Evaluating tenant credit. We believe extensive credit underwriting is vital to minimizing tenant financial risk and protecting stockholder value. Our credit department, which is independent from our acquisitions department, underwrites all acquisition, disposition and capital investment opportunities and monitors the financial health of our existing portfolio. We use our underwriting capabilities to identify tenants with attractive credit characteristics and stable operating histories and to dispose of tenants with weakening characteristics.
o
Evaluating dispositions. We believe one of the tenets of maintaining a high-quality portfolio is an active disposition program, which allows for continued portfolio shaping and risk mitigation for potential tenant credit issues or near-term expirations. We look to dispose of properties when we believe the funds can be accretively recycled into new properties or into properties with characteristics we believe are more attractive, including, but not limited to, better tenant industry based on our Spirit Heat Map or better real estate, lease terms and/or tenant credit based on our Spirit Property Ranking Model.

HIGH-QUALITY PORTFOLIO

We believe that portfolio diversification and leases with structures aligned with our business and growth strategies are the cornerstones to managing the inherent risk associated with investing in real estate. The following portfolio qualities help maintain the stability of our rental revenue and maximize our long-term return on our investments:

o
Highly diverse portfolio. We seek to maintain a portfolio that (i) derives no more than 5.0% of its ABR from any single tenant, (ii) derives no more than 2.0% of its ABR from any single property, (iii) is leased to tenants operating in various industries aligned with our Spirit Heat Map and (iv) is located across the U.S. without significant geographic concentration. As of December 31, 2022, our largest tenant exposure equaled 4.0%, our largest single property exposure equaled 1.1%, our largest industry concentration equaled 7.8%, and our largest geographic concentration by state equaled 14.2%, in each case based on ABR. Additionally, we seek to increase our industrial asset type exposure, which has risen to 23.0% of ABR as of December 31, 2022. See Item 2. “Properties" for further information on our portfolio composition.
o
Leases for operationally essential real estate. We seek to own properties where our tenants operate their business and generate sales and profits, which makes the location fundamentally important to that business and thereby reduces the risk that a tenant would not renew an expiring lease or reject a lease in bankruptcy.
o
Leases with contractual rental growth. We seek leases that contain contractual provisions to increase rental revenue over the term of the lease. Approximately 91.0% of our ABR as of December 31, 2022 is subject to rent escalations which, generally, increase rent at specified dates by: (i) a fixed amount; or (ii) the lesser of (a) 1 to 2 times any increase in the CPI over a specified period or (b) a fixed percentage.
o
Leases with relatively long terms. We seek leases with relatively long terms, typically with non-cancellable initial terms of 10 to 20 years and tenant renewal options for additional terms with attractive rent escalation provisions. As of December 31, 2022, our weighted average remaining lease term based on ABR was 10.4 years.
o
Leases with a master lease structure. Where appropriate, we seek master leases whereby we lease multiple properties to a tenant on an “all or none” basis. In this master lease structure, a tenant remits a single lease payment for the entire portfolio of leased properties, which hinders a tenant’s ability to unilaterally give up underperforming properties while maintaining its leasehold interest in well-performing properties. Approximately 44.6% of our ABR as of December 31, 2022 is subject to a master lease structure.

Since our inception, our occupancy has never fallen below 96.1%, despite the economic downturn of 2008 through 2010, and since the Spin-Off, our occupancy has never fallen below 99.2%, despite the COVID-19 pandemic. We believe the diversity and strength of our portfolio are key drivers for our sustained high occupancy levels.

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
o
Cash provided by dispositions. We expect to sell real estate investments from time-to-time, as part of our active portfolio shaping strategy or as a form of risk mitigation.
o
Cash provided by operations. In addition to cash provided by the issuance of common stock, debt securities and dispositions, we expect to fund our operating expenses and other short-term liquidity requirements, including property acquisitions, payment of principal and interest on our outstanding indebtedness, property improvements, re-leasing costs, and cash distributions to common and preferred stockholders, primarily through cash provided by operating activities and borrowings under our available revolving credit facilities and delayed-draw term loans.

We anticipate that we will continue to use a number of different sources to finance our acquisitions and operations going forward; however, we cannot assure you that we will have access to the capital and credit markets at times and at terms that are acceptable to us.

Environmental, Social and Governance (ESG)

We believe doing the right thing for our employees, community and tenants – drives long term value for our stockholders. By implementing ESG practices throughout the operation of our business, we hope to demonstrate our focus on being responsible and conscientious in everything we do. We aim to be socially responsible investors by making investment decisions that consider not only financial factors, but also the social and environmental impact of our tenants and properties.

ENVIRONMENTAL SUSTAINABILITY

We adopted an Environmental Management System (EMS) to formalize our company policy of implementing sound environmental sustainability practices throughout the business, which can be accessed on our website at www.spiritrealty.com. As we invest predominantly in single-tenant real estate under triple-net leases, our tenants are generally responsible for maintaining the leased premises, including controlling their energy usage and implementation of environmentally sustainable practices at each location. While we do not maintain direct control over our assets, we partner with our tenants to define environmental opportunities. We currently work to manage and mitigate the environmental risk that may be associated with our net-lease properties by:

•
including green lease clauses in our form lease agreement, which we strive to incorporate in our new leases, where possible
•
obtaining a Phase I environmental site assessment as part of our acquisition process and requiring additional environmental testing, including Phase II environmental site assessments, if applicable
•
requiring sellers to remediate known environmental issues, as needed, in compliance with applicable laws
•
maintaining comprehensive pollution insurance coverage for our properties
•
appropriately underwriting the financial health and responsibility record of our tenants that are engaged in potentially environmentally sensitive operations

We also have an employee-led Think Green Committee dedicated to helping Spirit make environmentally smart choices and organize environmentally-focused community service projects. Additionally, environmental sustainability practices at our headquarters include:

•
automatic lighting control systems
•
ENERGY STAR certified computers, monitors, copiers, conference room displays and printers
•
active recycling of materials such as aluminum, paper and plastic, and use of recycled paper where possible
•
substantial paper reduction and default double-sided printing
•
elimination of disposable cups
•
incorporation of "green" cleaning products

SOCIAL RESPONSIBILITY

We are committed to providing an inclusive and engaging work environment that generates long-term value for our employees and shareholders. We strive to provide a diverse and safe workplace that fosters the health, wellness, and development of our employees, which is detailed in "Business and Growth Strategies: Outstanding People" above.

We aim to be a good corporate citizen through charitable donations and by encouraging our employees to participate in volunteer activities. In addition to company-directed donations, we have an Employee Gift Matching Program, under which we match, up to a certain dollar amount per employee, employee contributions to eligible charitable organizations. During 2022, we donated over $166.0 thousand across 43 organizations.

We have implemented social and human capital management practices and policies throughout the operation of our business, which we have documented in our Code of Business Conduct and Ethics, DEI Policy, and Human Rights Policy, each of which can be accessed on our website at www.spiritrealty.com.

CORPORATE GOVERNANCE

We aim to be honest, fair and forthright in all of our business activities. As such, we aim to implement and maintain corporate governance practices that promote transparency, alignment, accountability, and value to our stockholders. Corporate governance documents, including our Corporate Governance Guidelines, can be accessed on our website at www.spiritrealty.com. Highlights of our governance principles and practices include:

•
eight of nine directors on our Board of Directors are independent, including the chairman
•
independent directors are elected annually by majority vote
•
Audit, Compensation and Nominating & Corporate Governance Committees are made up of independent directors only
•
Board of Directors hold regular executive sessions, including with management, internal and external auditors, and without the presence of the CEO
•
Compensation Committee utilizes an independent consultant to assist with executive team compensation
•
Nominating & Corporate Governance Committee is responsible for ESG oversight and receives ESG-related updates from executives at least quarterly and on an as-needed basis

In addition, we maintain a Whistleblower Policy and independent, 24-hour helpline for reporting illegal or improper conduct or ethical concerns anonymously and have a Disclosure Committee composed of members of management with established controls and procedures so that all required disclosures are timely and accurate.

Competition

We face competition for acquisitions from other real estate investors, including traded and non-traded public REITs, private equity funds and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

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

Regulation

GENERAL

Our properties are subject to various covenants, laws, ordinances and regulations, including those relating to common areas and fire and safety requirements. We believe that each of our properties has the necessary permits and approvals.

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

Before completing an acquisition, our policy is to obtain environmental assessments carried out in accordance with the Standard Practice for Environmental Site Assessments as set by ASTM International. These assessments generally include a physical site inspection, a review of relevant available federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historical aerial photographs and other information on past uses of the property. These assessments are limited in scope, however, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings, other limited subsurface investigations and ACM or mold surveys. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Generally, our leases provide that the lessee will indemnify us for any loss or expense we incur as a result of the presence, use or release of hazardous materials on our property during their period of tenancy. However, if environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant (i.e., an environmental occurrence affects one of our properties where our lessee may not have the financial capability, or refuses, to honor its indemnification obligations to us).

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

Increases in market interest rates and/or inflation may materially and adversely affect us and our tenants.

The recent increases in interest rates may significantly reduce our earnings or impede our growth. In response to significant and prolonged increases in inflation over the past year, the Federal Reserve has raised interest rates and has announced an expectation that it will continue to raise interest rates into 2023. The timing, number and amount of any future interest rate increases are uncertain. Increases in interest rates could increase our interest expense for our current variable interest rate debt, including $55.5 million outstanding under the 2019 Credit Facility as of December 31, 2022, as well as result in higher interest rates on any newly incurred debt, which would adversely affect our financial results. In addition, expectations of rising interest rates may increase our cost of capital, while capitalization rates for new acquisitions (which generally respond to higher interest rates over time on a lagging basis) could remain low or even decline, thereby placing additional pressure on investment spreads throughout the net lease sector.

Our leases typically contain provisions designed to mitigate the adverse impact of inflation on our results of operations. Because tenants are typically required to pay all property operating expenses, increases in property-level expenses at our leased properties generally do not affect us directly. However, the increases in property operating costs for our tenants and increases in our tenants’ borrowing costs resulting from higher interest rates may negatively impact their ability to pay rent owed to us. Moreover, increased operating expenses at vacant properties and the limited number of properties that are not subject to full triple-net leases could cause us to incur additional operating expenses, which could increase our exposure to inflation. Additionally, approximately 77.4% of our leases provide for fixed annual rent increases; however, the impact of the current rate of inflation may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, or our future acquisitions may not yield the returns we expect.

Our ability to expand through acquisitions requires us to identify and complete property acquisitions on favorable terms that are compatible with our growth strategy. Our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:

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

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in the Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of properties, many of which own properties similar to ours in the same markets in which our properties are located. If our competitors offer rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvements, early termination rights, below-market renewal options or other lease incentive payments in order to retain tenants when our leases expire. Competition for tenants could decrease or prevent increases of the occupancy and rental rates of our properties.

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

We may be unable to renew or re-lease space as leases expire or lease vacant space on favorable terms or at all.

Our results of operations depend on our ability to strategically lease space in our properties (by renewing or re-leasing expiring leases and leasing vacant space). As of December 31, 2022, leases representing 2.4% of our ABR will expire during 2023 and three of our properties, representing 0.1% of our total properties, were vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. We may experience significant costs in connection with renewing, leasing or re-leasing a significant number of our properties.

Our ability to realize future rent increases will vary depending on changes in the CPI.

As of December 31, 2022, approximately 13.6% of our ABR is subject to CPI-based rent escalators, which generally increase rent by the lesser of (a) a multiple of any increases in the CPI or (b) a fixed percentage. During periods of low inflation or deflation, small increases or decreases in the CPI subject us to the risk of receiving lower rental revenue than we would have been entitled to receive if our rent escalators were based solely on fixed percentages. Conversely, periods of high inflation subject us to the risk of receiving lower rental revenue than we would have been entitled to receive if our rent escalators were based solely on a multiple of any increases in the CPI.

Property vacancies could result in significant capital expenditures and illiquidity.

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

As of December 31, 2022, 14.2% of our portfolio (as a percentage of ABR) was located in Texas, representing the highest concentration of our assets. We are susceptible to adverse developments in the economic or regulatory environments of the geographic areas in which we concentrate (or in which we may develop a substantial concentration of assets in the future), such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes or costs of complying with governmental regulations.

Decrease in demand for traditional retail space may materially and adversely affect us.

As of December 31, 2022, leases representing approximately 26.5% of our ABR were with tenants in traditional retail industries and we may acquire additional properties in the future leased to traditional retail tenants. The market for traditional retail space has previously been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail companies, the ongoing consolidation in retail industries, the excess amount of traditional retail space in a number of markets and, in the case of the discretionary retail industry, increasing consumer purchases over the Internet. To the extent that these conditions continue, they are likely to negatively affect market rents for traditional retail space.

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

Actual or perceived threats associated with epidemics, pandemics or public health crises could have a material adverse effect on us.

Epidemics, pandemics or other public health crises that impact economic and market conditions, particularly in markets where our properties are located, and preventative measures taken to alleviate any public health crises, may have a material adverse effect on us and our tenants, and may affect our ability as a net-lease real estate investment trust to acquire properties or lease properties to our tenants, who may be unable, as a result of any economic downturn or longer-term changes in consumer demand occasioned by public health crises, to make rental payments when due. We are not able to predict whether any epidemics, pandemics or other public health crises will occur in the future that may have a potential adverse impact on us.

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
•
our ability to renew leases or re-lease available properties on favorable terms or at all in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant;
•
a severe and prolonged disruption and instability in the global financial markets may affect our or our tenants’ ability to access capital necessary to fund our respective business operations or retire, replace or renew maturing liabilities on a timely basis, on attractive terms or at all;
•
a refusal or failure of one or more lenders under the 2019 Revolving Credit and Term Loan Agreement to fund their respective financing commitment to us; and
•
our and our tenants’ ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed.

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

Our policy is to obtain Phase I environmental site assessments on all properties we finance or acquire, however, these assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain ACM. Strict environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Strict environmental laws also apply to other activities that can occur on a property, such as air emissions and water discharges, and such laws may impose fines and penalties for violations.

The presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or the businesses that may be operated, and these restrictions may require substantial expenditures.

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

Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property. Furthermore, in the event we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures, which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in, or anticipated future returns from, our properties due to material uninsured losses could materially and adversely affect us.

Compliance with the ADA and fire, safety and other regulations may require us to make unanticipated expenditures that materially and adversely affect us.

Our properties are subject to the ADA, fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. While our tenants are obligated by law to comply with the ADA, and typically obligated under our leases and financing agreements to cover costs associated with compliance, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, our tenants’ ability to cover the costs could be adversely affected. We may be required to expend our own funds to comply with the provisions of the ADA. We may be required to make substantial capital expenditures to comply with these requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change and new requirements may be imposed which would require significant unanticipated expenditures by us.

Climate change, and related regulation, could have an adverse impact on our cash flow and operating results or otherwise harm our business.

The impacts of climate change on the global economy and our industry are rapidly evolving. Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions. Certain of our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, earthquakes, tornadoes, floods, droughts, and wildfires. The impact of climate change or the occurrence of natural disasters can result in physical damage or a decrease in rent from, the demand for, and the value of, our properties or an increase future property insurance costs in the areas affected by these conditions. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our earnings, liquidity or capital resources could be adversely affected.

The jurisdictions where we operate have made formal public commitments to, and/or have additional legislation or regulation pending that will increase commitments to, carbon reduction aligned with the goal to keep global warming in line with the 2⁰ scenario or similar scenarios and have begun to take steps to enforce these commitments by regulation on building efficiency and/or mandated purchase of renewable energy. These and similar changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to, among other things, improve the energy efficiency of our existing properties in order to comply with such regulations. Further, transition impacts of climate change may subject us to increased emissions and other reporting or auditing requirements, standards or expectations regarding the environmental impacts of our business. Failure to disclose accurate climate change information in a timely manner may also adversely affect our reputation, business, or financial performance.

An increased and evolving focus on metrics and reporting related to environmental, social and governance (“ESG”) factors, may impose additional costs, harm our reputation, adversely impact our access to capital and financial results, otherwise adversely impact our business.

Investors and other stakeholders, as well as governmental organizations, have become more focused on understanding how companies address a variety of ESG factors, such as climate change and diversity and inclusion, among other issues. As we continue to focus on developing our ESG practices, and as investor and other stakeholder expectations and voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have expanded and expect to further expand our public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our third party ESG ratings, our reputation or otherwise adversely affect us.

In addition, this emphasis on ESG matters has resulted in in the adoption of new laws and regulations, including new reporting requirements, and may result in the adoption of additional laws and regulations in the future. New reporting requirements may be particularly difficult or expensive to comply with and, if we fail to comply, we may be required to issue financial restatements, suffer harm to our reputation or otherwise have our business be adversely impacted.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may also not be able to compete as effectively to recruit or retain employees.

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

As of December 31, 2022, the total principal balance outstanding on our indebtedness was approximately $3.6 billion, of which the $55.5 million outstanding under the 2019 Credit Facility incurs interest at a variable rate. We may also incur significant additional debt to finance future investment activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to meet our cash needs or make the distributions to our common stockholders necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Furthermore, if prevailing interest rates or other factors result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Higher interest rates on newly incurred debt may negatively impact our acquisition yields, earnings per share and cash flow as well. If interest rates increase, our interest costs and overall costs of capital will increase, which could materially and adversely affect us. Total debt service, including scheduled principal maturities and interest, for 2023 and 2024 is $139.5 million and $130.2 million, respectively.

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

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Our charter and bylaws and Maryland law contain provisions that may discourage, delay or prevent third parties from seeking a change of control transaction, even if such an event may be in the interest of our stockholders.

Our charter contains various provisions that are intended to preserve our qualification as a REIT and, subject to certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. For example, our charter prohibits the actual, beneficial or constructive ownership by any person of more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. Our Board of Directors, in its sole and absolute discretion, may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. The restrictions on ownership and transfer of our stock may delay or prevent a transaction or change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our Board of Directors, without stockholder approval, has the power under our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but un-issued shares of our common stock or preferred stock and to classify or reclassify any un-issued shares of our common stock or preferred stock into one or more classes or series of stock and to set the terms of such newly classified or reclassified shares. As a result, we may issue one or more series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of our common stockholders. Although our Board of Directors has no such intention at the present time, it could establish a class or series of common stock or preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock), or any affiliate of an interested stockholder, for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or super-majority and stockholder voting requirements on these combinations; and
•
“control share” provisions that provide that a holder of “control shares” of our Company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) has no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Additionally, Subtitle 8 permits our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which we currently do not have. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control under circumstances that otherwise could be in the best interests of our stockholders. Our charter contains a provision whereby we have elected, at such time we became eligible to do so, to be subject to the provisions of Subtitle 8 relating to filling vacancies on our Board of Directors only by the remaining directors. Our Board of Directors has adopted a resolution prohibiting us from electing to be subject to the provisions of Subtitle 8 relating to a classified board unless such election is approved by our stockholders by the affirmative vote of a majority of all the votes entitled to be cast on the matter.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

As permitted by Maryland law, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services or (ii) active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated. As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist. Accordingly, in the event that actions taken by any of our directors or officers impede the performance of our company, our stockholders’ and our ability to recover damages from such director or officer may be limited. In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify our directors and officers for actions taken by them in those and certain other capacities to the maximum extent permitted by Maryland law.

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

Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of these factors, our failure to qualify as a REIT could also impair our ability to expand our business and raise capital and could materially and adversely affect the trading price of our common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. To qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, the composition of our assets and the sources of our income. Also, we must make distributions to stockholders aggregating annually to at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

New legislation, regulations, administrative interpretations or court decisions may materially and adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

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

If Spirit MTA REIT failed to qualify as a REIT for any taxable year, such failure could adversely affect our ability to qualify as a REIT. If Spirit MTA REIT failed to qualify as a REIT during the year of the Spin-Off, the income recognized by us in connection with the Spin-Off would not have constituted qualifying income for purposes of the 75% gross income test, which could have adversely affected our ability to qualify as a REIT for such year. In addition, if Spirit MTA REIT failed to qualify as a REIT for any period, the SMTA Preferred Stock would not have qualified as a real estate asset for purposes of the REIT asset tests or produced qualifying income for purposes of the REIT 75% gross income test for such period. In such case, our ownership of the SMTA Preferred Stock during such period could adversely affect our ability to qualify as a REIT, unless we are entitled to relief under an applicable cure provision.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe the Operating Partnership is currently treated as a partnership for federal income tax purposes and, as a partnership, is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner’s share of its income. We cannot assure you that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership or limited liability company in which we own an interest as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary partnership or limited liability company as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnership or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.

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

A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. No more than 25% of the value of our total assets may be represented by securities (including securities of TRSs), other than those securities includable in the 75% asset test, and no more than 20% of the value of our total assets may be represented by securities of TRSs. We anticipate that the aggregate value of the stock and securities of any TRS and other nonqualifying assets that we own will be less than 25% (or, in the case of securities of TRSs, 20%) of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure our transactions with any TRSs that we own to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.

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

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding any net capital gains, and we will be subject to regular corporate income taxes on our undistributed taxable income to the extent that we distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, each year. Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could materially and adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and the trading price of our common stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our shares.

Dividends treated as “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the trading price of our common stock.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination (unless a sale or disposition qualifies under certain statutory safe harbors) and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available. As a result, having to comply with the distribution requirement could cause us to sell assets in adverse market conditions, borrow on unfavorable terms or distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Moreover, if we are compelled to liquidate our investments to meet any of these tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions. Accordingly, satisfying the REIT requirements could materially and adversely affect us.

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

If we acquire any asset from a corporation that is or has been a C corporation in a carry-over basis transaction and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the regular corporate tax rate on this gain to the extent of the excess of the fair market value of the asset over our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. Any taxes we pay as a result of such gain would reduce the amount available for distribution to our stockholders. The imposition of such tax may require us to forgo an otherwise attractive disposition of any assets we acquire from a C corporation in a carry-over basis transaction and, as a result, may reduce the liquidity of our portfolio of investments. In addition, in such a carry-over basis transaction, we will succeed to any tax liabilities and earnings and profits of the acquired C corporation. To qualify as a REIT, we must distribute any non-REIT earnings and profits by the close of the taxable year in which such transaction occurs. Any adjustments to the acquired corporation’s income for taxable years ending on or before the date of the transaction, including as a result of an examination of the corporation’s tax returns by the IRS, could affect the calculation of the corporation’s earnings and profits.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

PROPERTY PORTFOLIO DIVERSIFICATION

2,115	99.9%	49	351	34
Properties	Occupancy	States	Tenants	Tenant Industries

Diversification By Tenant

The following is a summary of tenant concentration for our owned real estate properties as of December 31, 2022:

Tenant Concept (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness	12	1,399	4.0%
Invited Clubs	21	1,005	2.7%
BJ's Wholesale Club	11	1,233	2.3%
At Home	16	1,861	2.1%
Dave & Buster's / Main Event	15	807	2.1%
Church's Chicken	160	231	2.0%
Dollar Tree / Family Dollar	132	1,216	1.9%
Home Depot	8	946	1.8%
Circle K	75	228	1.6%
GPM	107	301	1.5%
Other(2)	1,555	49,711	78.0%
Vacant	3	484	—
Total	2,115	59,422	100.0%

(1) Tenant concentration represents concentration by the legal entities ultimately responsible for obligations under the lease agreements or affiliated entities. Concentration is shown by tenant concept, which represents the brand or trade name under which the tenant operates. Other tenants may operate under the same or similar brand or trade name.

(2) No tenants within other individually account for greater than 1.5% of ABR.

Lease Expirations

As of December 31, 2022, the weighted average remaining non-cancellable initial term of our leases (based on ABR) was 10.4 years. The following is a summary of lease expirations for our owned real estate as of December 31, 2022, assuming that tenants do not exercise any renewal options or early termination rights:

Leases Expiring In:	Number of Properties	Total Square Feet (in thousands)	ABR (in thousands)	Percent of ABR
2023	65	1,265	$16,610	2.4%
2024	47	1,564	17,567	2.6%
2025	51	2,398	21,821	3.2%
2026	129	5,041	46,278	6.8%
2027	170	4,472	59,459	8.7%
2028	147	3,351	43,356	6.4%
2029	318	2,922	44,057	6.5%
2030	82	2,536	25,337	3.7%
2031	71	3,604	35,698	5.2%
2032	141	3,693	35,774	5.3%
Thereafter	891	28,092	334,933	49.2%
Vacant	3	484	—	—
Total owned properties	2,115	59,422	$680,890	100.0%

Diversification By Geography

The following is a summary of geographic concentration for our owned real estate properties as of December 31, 2022:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	306	7,031	14.2%	Wisconsin	17	1,136	1.3%
Florida	154	2,813	7.6%	Louisiana	28	659	1.3%
Ohio	104	4,993	6.0%	Massachusetts	8	750	1.2%
Georgia	147	2,845	5.7%	Arkansas	47	690	1.1%
Michigan	99	2,907	4.4%	Kansas	21	965	1.0%
Tennessee	118	2,518	3.8%	New Hampshire	18	660	0.8%
California	30	1,602	3.7%	Alaska	9	319	0.8%
Illinois	58	1,570	3.5%	New Jersey	13	466	0.7%
Indiana	45	3,874	3.3%	Connecticut	7	910	0.7%
North Carolina	89	1,865	2.9%	Idaho	16	273	0.7%
Alabama	106	1,473	2.7%	Iowa	12	1,304	0.6%
New York	37	1,943	2.6%	Washington	9	160	0.5%
Missouri	66	1,541	2.5%	Maine	28	103	0.4%
Arizona	45	956	2.5%	Nebraska	10	262	0.4%
Colorado	33	1,264	2.4%	West Virginia	12	198	0.4%
South Carolina	70	1,171	2.4%	Rhode Island	4	152	0.3%
Maryland	12	1,413	2.4%	Delaware	2	128	0.3%
Virginia	46	1,346	2.0%	North Dakota	4	110	0.3%
Minnesota	29	1,064	2.0%	Montana	3	152	0.3%
New Mexico	35	863	1.8%	Oregon	3	104	0.2%
Oklahoma	59	1,139	1.7%	South Dakota	2	30	0.2%
Pennsylvania	33	1,073	1.7%	Wyoming	1	35	0.1%
Mississippi	51	993	1.6%	U.S. Virgin Islands	1	38	0.1%
Utah	18	976	1.5%	Nevada	1	12	*
Kentucky	48	571	1.4%	Vermont	1	2	*

* Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following is a summary of asset type concentration, the industry of the underlying tenant operations for our retail properties and the underlying property use for our non-retail properties as of December 31, 2022:

Asset Type	Tenant Industry / Underlying Use	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,808	30,005	68.6%
	Health & Fitness	53	3,176	7.8%
	Convenience Stores	311	988	5.5%
	Quick Service Restaurants	350	758	4.8%
	Car Washes	111	530	4.6%
	Casual Dining	128	912	4.5%
	Movie Theaters	37	1,953	4.1%
	Dealerships	34	1,122	3.5%
	Entertainment	29	1,275	3.2%
	Drug Stores	77	990	3.2%
	Automotive Services	125	1,025	3.0%
	Home Improvement	35	2,114	3.0%
	Dollar Stores	216	2,044	3.0%
	Supercenters & Clubs	17	1,864	2.8%
	Home Décor	19	2,459	2.5%
	Home Furnishings	28	1,277	2.1%
	Sporting Goods	20	1,154	1.9%
	Department Stores	18	1,619	1.8%
	Grocery	32	1,501	1.8%
	Other	29	900	1.6%
	Early Education	41	450	1.4%
	Specialty Retail	32	668	1.1%
	Automotive Parts	55	388	0.8%
	Discount Retail	5	341	0.3%
	Pet Supplies & Services	4	201	0.3%
	Vacant	2	296	—
Non-Retail		307	29,417	31.4%
	Distribution	137	13,640	11.2%
	Manufacturing	71	10,929	9.1%
	Office	10	1,210	2.8%
	Country Club	21	1,005	2.7%
	Industrial Outdoor Storage	20	1,087	1.9%
	Medical	29	416	1.6%
	Data Center	3	309	0.8%
	Flex	14	511	0.8%
	Hotel	1	122	0.5%
	Vacant	1	188	—
Total		2,115	59,422	100.0%

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION FOR COMMON STOCK, HOLDERS OF RECORD AND DIVIDEND POLICY

Our common stock is traded on the NYSE under the symbol “SRC.” As of February 23, 2023, there were approximately 1,922 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

No sales of unregistered securities. Net proceeds of $63.9 million from sales of registered securities during the fourth quarter of 2022 were used for funding acquisitions, operating expenses and payment of interest and principal on current debt financings.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information required by this item will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PERFORMANCE GRAPH

The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act. The following graph shows our cumulative total stockholder return for the five most recent fiscal years, with stock prices retroactively adjusted for the Spin-Off of SMTA. The graph assumes a $100 investment in each of the indices on December 31, 2017 and the reinvestment of all cash dividends. Our stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ended
Index:	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Spirit Realty Capital, Inc.	$100.00	$99.36	$146.65	$129.10	$163.50	$144.59
S&P 500	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
NAREIT US Equity REIT Index	$100.00	$95.38	$120.17	$110.56	$158.36	$119.78

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a self-administered and self-managed REIT with in-house capabilities including acquisition, credit research, asset management, portfolio management, real estate research, legal, finance and accounting functions. We primarily invest in single-tenant, operationally essential real estate assets throughout the United States, which are subsequently leased on a long-term, triple-net basis to high quality tenants with operations in retail, industrial, and certain other industries. Single-tenant, operationally essential real estate consists of properties that are free-standing, commercial real estate facilities where our tenants conduct activities that are essential to the generation of their sales and profits. Under a triple-net lease, the tenant is responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs.

As of December 31, 2022, our diverse portfolio consisted of 2,115 owned properties across 49 states, which were leased to 351 tenants operating in 34 industries. As of December 31, 2022, our properties were approximately 99.9% occupied.

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

We believe that we have been organized and have operated in a manner that has allowed us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2005 and we intend to continue operating in such a manner. To maintain our REIT status, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gains) and meet various other requirements relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided that we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the earnings distributed to our stockholders. We are still subject to state and local income and franchise taxes and to federal income and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, all of our taxable income would be subject to federal corporate tax, including any applicable alternative minimum tax for taxable years beginning before January 1, 2018.

BUSINESS IMPACT OF THE COVID-19 PANDEMIC

During 2022, we had minimal impact from the COVID-19 pandemic and we currently do not anticipate any future rent deferrals or abatements related to the COVID-19 pandemic. For the year ended December 31, 2022, we deferred $0.2 million of rent and reversed previous reserves against deferred rent of $0.2 million, both of which were recognized in rental income. Additionally, we did not recognize any rent abatements for the year ended December 31, 2022. As of December 31, 2022, we had an accounts receivable balance of $7.9 million related to deferred rent, with 56% of the balance expected to be repaid by the end of 2023. Although we are actively engaged in rent collection efforts related to uncollected rent, we can provide no assurance that such efforts will be successful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are determined in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that are subjective in nature and, as a result, our actual results could differ materially from our estimates. Estimates and assumptions include, among other things, subjective judgments regarding the fair values and useful lives of our properties for depreciation and lease classification purposes, the collectability of receivables and asset impairment analysis. A summary of our accounting policies and procedures is included in Note 2 to our consolidated financial statements. Set forth below are the more critical accounting policies that require management judgment and estimates in the preparation of our consolidated financial statements.

Purchase Accounting and Acquisition of Real Estate; Lease Intangibles

The purchase price (including acquisition and closing costs) of a real estate acquisition is allocated to land, building, improvements, equipment and lease intangibles, if any, based on their relative fair values. Lease intangibles represent the value of in-place leases and above- or below-market leases. We evaluate a number of factors when estimating fair value, including the age, location and condition of the building, rent for comparable properties, and, if any, terms of in-place leases. The value of in-place lease intangibles are based on our estimates of the costs that would be incurred to acquire a tenant if the property were vacant, including carrying costs during the time it would take to locate a tenant, considering market conditions and costs to execute similar leases. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place lease and our estimate of fair market lease rates for the property, measured over a period equal to the remaining initial term of the lease and, in certain instances, the renewal option period.

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

Lease concessions related to the COVID-19 pandemic have been accounted for consistent with ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether they explicitly exist in the lease). As such, rent deferrals have been recorded as an increase to rent receivables and recognized as income during the deferral period. Lease concessions other than rent deferrals have been evaluated to determine if a substantive change to the consideration in the original lease contract occurred and should be accounted for as a lease modification.

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

Rental income is evaluated for collectability, based on our assessment of the risks inherent in the portfolio, considering historical experience, as well as the tenant’s payment history and financial condition. We do not recognize rental income for amounts that are not deemed probable of collection.

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

SUPPLEMENTAL GUARANTOR DISCLOSURES

Subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the parent guarantee is “full and unconditional,” the subsidiary obligor is consolidated into the parent company’s consolidated financial statements and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information.

The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. At December 31, 2022, the Operating Partnership had issued and outstanding the Senior Unsecured Notes. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the Senior Unsecured Notes are guaranteed on a senior, full and unconditional basis by the Company. The Operating Partnership is a wholly-owned subsidiary of the Company, and the Company owns all of its assets and conducts all of its operations through the Operating Partnership and the Operating Partnership is consolidated into the Company’s financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

ATM Program

In November 2021, the Board of Directors approved a new $500.0 million 2021 ATM program, and we terminated the 2020 ATM Program. Sales of shares of our common stock under the 2021 ATM Program may be made in sales deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The 2021 ATM Program contemplates that, in addition to the issuance and sale by us of shares of our common stock to or through the agents, we may enter into separate forward sale agreements with one of the agents or one of their respective affiliates (in such capacity, each, a “forward purchaser”). When we enter into a forward sale agreement, we expect that the forward purchaser will attempt to borrow from third parties and sell, through a forward seller, shares of our common stock to hedge the forward purchaser’s exposure under the forward sale agreement. We will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller.

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

As of December 31, 2022, 6.7 million shares of our common stock have been sold under the 2021 ATM Program, of which 4.7 million of these shares were sold through forward sale agreements. 4.0 million of these shares were sold during the year ended December 31, 2022. There were no open forward contracts and approximately $208.7 million of capacity remaining under the 2021 ATM Program as of December 31, 2022.

Short-term liquidity and capital resources

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and 2023 Term Loans and, if market conditions warrant, issuances of equity securities, including shares of our common stock under our 2021 ATM program. As of December 31, 2022, available liquidity was comprised of $8.8 million in cash and cash equivalents, $53.2 million in restricted cash, $1.1 billion of borrowing capacity under the 2019 Credit Facility and $500.0 million of availability under the delayed-draw 2023 Term Loans.

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

Description of certain debt

The following discussion should be read in conjunction with Note 4 to the consolidated financial statements herein.

2019 Credit Facility

On March 30, 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement. As of December 31, 2022, the aggregate gross commitment under the 2019 Credit Facility was $1.2 billion, which may be increased up to $1.7 billion by exercising an accordion feature, subject to satisfying certain requirements. The 2019 Credit Facility has a maturity of March 31, 2026 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of December 31, 2022, there were no subsidiaries that met this requirement.

As of December 31, 2022, the 2019 Credit Facility bore interest at a 1-month adjusted SOFR rate plus 0.775% and incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). As of December 31, 2022, there were $55.5 million in borrowings outstanding and no letters of credit outstanding.

Amounts available for borrowing under the 2019 Credit Facility are subject to compliance with certain customary restrictive covenants including:

•
Maximum leverage ratio (defined as consolidated total indebtedness of the Company, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00, with the ability to increase to 0.65:1.00 for one year with a material acquisition;
•
Minimum fixed charge coverage ratio (defined as EBITDA of the Company, to fixed charges) of 1.50:1.00;
•
Maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness of the Company, net of certain cash and cash equivalents, to total asset value) of 0.40:1:00;
•
Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties, to unsecured interest expense) of 1.75:1.00; and
•
Maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness of the Company, net of certain cash and cash equivalents, to total unencumbered asset value) of 0.60:1:00, with the ability to increase to 0.65:1.00 for one year with a material acquisition.

In addition to these covenants, the 2019 Revolving Credit and Term Loan Agreement also include other customary affirmative and negative covenants, such as (i) limitation on liens and negative pledges; (ii) transactions with affiliates; (iii) limitation on mergers, consolidations and sales of all or substantially all assets; (iv) maintenance of status as a REIT and listing on any national securities exchange; and (v) material modifications to organizational documents. As of December 31, 2022, the Corporation and the Operating Partnership were in compliance with these covenants.

Term Loans

On August 22, 2022, we entered into the 2022 Term Loan Agreement which provides for borrowings in an aggregate amount of $800.0 million comprised of a $300.0 million tranche with a maturity date of August 22, 2025 and a $500.0 million tranche with a maturity date of August 20, 2027. Borrowings may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements. The full borrowing capacity of $800.0 million under the term loans was fully drawn as of December 31, 2022.

Borrowings may be repaid without premium or penalty. As of December 31, 2022, the 2022 Term Loans bore interest at a 1-month adjusted SOFR rate plus 0.850% per annum, based on the Operating Partnership’s credit rating. In conjunction with entering into the 2022 Term Loans, we entered into interest rate swaps to swap 1-month SOFR for a weighted average fixed rate of 2.55%.

On November 17, 2022, we entered into the 2023 Term Loan Agreement, which provides for $500.0 million of unsecured term loans with a maturity date of June 16, 2025 and allows funds to be drawn up to July 2, 2023. Borrowings may be increased up to $600.0 million by exercising an accordion feature, subject to satisfying certain requirements. The 2023 Term Loans will bear interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.950% per annum, based on the Operating Partnership’s credit rating. Borrowings may be repaid without premium or penalty. As of December 31, 2022, the full $500.0 million of borrowing capacity was available under the 2023 Term Loan Agreement.

Amounts available for borrowing under the term loan agreements are subject to compliance with certain customary restrictive covenants including:

•
Maximum leverage ratio (defined as consolidated total indebtedness of the Company, net of certain cash and cash equivalents, to total asset value) of 0.60:1.00, with the ability to increase to 0.65:1.00 for one year with a material acquisition;
•
Minimum fixed charge coverage ratio (defined as EBITDA of the Company, to fixed charges) of 1.50:1.00;
•
Maximum secured indebtedness leverage ratio (defined as consolidated secured indebtedness of the Company, net of certain cash and cash equivalents, to total asset value) of 0.40:1:00;
•
Minimum unsecured interest coverage ratio (defined as consolidated net operating income from unencumbered properties, to unsecured interest expense) of 1.75:1.00; and
•
Maximum unencumbered leverage ratio (defined as consolidated unsecured indebtedness of the Company, net of certain cash and cash equivalents, to total unencumbered asset value) of 0.60:1:00, with the ability to increase to 0.65:1.00 for one year with a material acquisition.

In addition to these covenants, the term loan agreements also include other customary affirmative and negative covenants, such as (i) limitation on liens and negative pledges; (ii) transactions with affiliates; (iii) limitation on mergers, consolidations and sales of all or substantially all assets; (iv) maintenance of status as a REIT and listing on any national securities exchange; and (v) material modifications to organizational documents. As of December 31, 2022, the Corporation and the Operating Partnership were in compliance with these covenants.

Senior Unsecured Notes

As of December 31, 2022, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	December 31, 2022
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	$300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	$450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	$400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	$500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	$450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	$350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

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

The indentures governing the Senior Unsecured Notes also include other customary affirmative and negative covenants, including (i) maintenance of the Corporation’s existence; (ii) payment of all taxes, assessments and governmental charges levied against the Corporation; (iii) reporting on financial information; and (iv) maintenance of properties and insurance. As of December 31, 2022, the Corporation and the Operating Partnership were in compliance with these covenants.

Mortgages payable

The obligors of our property level debt are special purpose entities that hold the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants. As of December 31, 2022, we had two fixed-rate CMBS loans with $4.8 million of aggregate outstanding principal. One of the CMBS loans, with principal outstanding of $4.3 million, matures in August 2031 and has a stated interest rate of 5.80%. The other CMBS loan, with principal outstanding of $0.5 million, matures in December 2025 and has a stated interest rate of 6.00%. Both CMBS loans are partially amortizing and require a balloon payment at maturity.

Contractual Obligations

The following table provides information with respect to our commitments, which are primarily composed of our debt obligations, as of December 31, 2022 (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
2019 Credit Facility	$55,500	$—	$—	$—	$55,500	$—	$—
Term loans	800,000	—	—	300,000	—	500,000	—
Senior Unsecured Notes	2,750,000	—	—	—	300,000	300,000	2,150,000
Mortgages payable	4,825	556	590	626	469	497	2,087
Debt - Interest (1)	715,652	138,982	129,585	118,088	104,780	78,751	145,466
Acquisitions Under Contract (2)	13,785	13,785	—	—	—	—	—
Capital Improvements	97,267	21,270	75,997	—	—	—	—
Operating Lease Obligations	5,773	1,340	1,355	1,353	1,359	259	107
	$4,442,802	$175,933	$207,527	$420,067	$462,108	$879,507	$2,297,660

(1) Debt - Interest has been calculated based on outstanding balances as of December 31, 2022 through their respective maturity dates and excludes unamortized non-cash deferred financing costs of $25.5 million and unamortized debt discount, net of $9.6 million.

(2) Contracts contain standard cancellation clauses contingent on results of due diligence.

Cash Flows

The following table presents a summary of our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021	Change
Net cash provided by operating activities	$486,450	$411,133	$75,317
Net cash used in investing activities	(1,214,867)	(1,169,827)	(45,040)
Net cash provided by financing activities	772,571	693,195	79,376
Net increase (decrease) in cash, cash equivalents and restricted cash	$44,154	$(65,499)	$109,653

Substantially all of our operating cash flows are generated by our investment portfolio and are primarily dependent upon the rental rates specified in our leases, the collectability of rent and the level of our property and general and administrative costs. The increase in net cash provided by operating activities was driven by a $100.3 million net increase in cash rental revenue, largely as a result of being a net acquiror during 2022. The primary offset to this increase was an increase in cash interest paid of $18.4 million driven by the increased interest rates and changes within our debt structure. See Management’s Discussion and Analysis of Financial Condition: Results of Operations for further discussion on our rental income and interest expenses.

We were a net acquirer in both 2021 and 2022. We acquired 166 properties in 2021 compared to 172 in 2022, driving the increase in investing cash outflows of $261.2 million. Our investment activity is funded through cash provided by operations, proceeds from dispositions, proceeds from stock issuances, and proceeds from long-term debt issuances. In addition to the increase in operating cash flows as described above, changes related to our sources of funding were as follows:

•
We sold 23 properties in 2021 compared to 60 in 2022, which resulted in an increase in investing cash inflows of $216.2 million.
•
We issued 12.6 million shares in 2021 compared to 13.4 million shares in 2022, resulting in an increase in proceeds of $61.6 million.
•
We had a net increase in cash provided by financing debt activity of $70.3 million, which was driven by less debt repayments in 2022 than 2021.

Finally, there was an increase in dividends paid to equity owners of $50.4 million year-over-year, driven by an increase in shares outstanding and an increase in our quarterly dividend rate in the third quarter of 2022.

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

RESULTS OF OPERATIONS

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

	Year Ended December 31,		Increase /
(In Thousands)	2022	2021	(Decrease)
Revenues:
Rental income	$703,029	$606,099	$96,930
Interest income on loans receivable	1,884	29	1,855
Earned income from direct financing leases	525	526	(1)
Other operating income	4,191	1,736	2,455
Total revenues	709,629	608,390	101,239
Expenses:
General and administrative	57,368	52,608	4,760
Property costs (including reimbursable)	29,837	23,232	6,605
Deal pursuit costs	4,655	1,136	3,519
Interest	117,622	103,003	14,619
Depreciation and amortization	292,985	244,624	48,361
Impairments	37,156	23,760	13,396
Total expenses	539,623	448,363	91,260
Other income:
Loss on debt extinguishment	(172)	(29,186)	29,014
Gain on disposition of assets	110,900	41,468	69,432
Other income	5,679	—	5,679
Total other income	116,407	12,282	104,125
Income before income tax expense	286,413	172,309	114,104
Income tax expense	(897)	(607)	(290)
Net income	$285,516	$171,702	$113,814

Changes related to operating properties

The components of rental income are summarized below (in thousands):

Base Cash Rent; Depreciation and amortization

The increase in Base Cash Rent, the largest component of rental income, was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 172 properties during 2022 with a total of $94.8 million of annual in-place rent (monthly fixed rent at date of transaction multiplied by 12). During the same period, we disposed of 60 properties, of which 18 were vacant and the remaining 42 had annual in-place rents of $15.2 million. Our acquisitions and dispositions for the year ended December 31, 2022 is summarized below (in thousands):

We have had minimal tenant credit issues since March 31, 2021 and have seen continued recovery from the COVID-19 pandemic. In 2021, we recognized recoveries of Base Cash Rent previously reserved due to the COVID-19 pandemic and had minimal new reserves, resulting in net recoveries of $5.5 million. The trend for minimal new reserves has continued in 2022, along with minor recoveries from amounts previously reserved due to the COVID-19 pandemic, resulting in net reserves of $0.5 million. Further, rent abatements executed as relief for the COVID-19 pandemic also decreased from $1.5 million in 2021, to zero in 2022.

Variable cash rent (including reimbursable); Property costs (including reimbursable)

Variable cash rent is primarily comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection. The increase in both variable cash rent (including reimbursable) and property costs (including reimbursable) was driven by increase reimbursable costs due to our net acquisition activity.

The components of variable cash rent and property costs are as follows:

	Year Ended December 31,		Increase /
(In Thousands)	2022	2021	(Decrease)
Tenant reimbursable income, net of uncollectable reserve	$21,162	$14,333	$6,829
Other variable cash rent	4,435	2,435	2,000
Total variable cash rent (including reimbursable)	$25,597	$16,768	$8,829

Reimbursable property costs	$21,276	$14,119	$7,157
Non-reimbursable property costs	8,561	9,113	(552)
Total property costs (including reimbursable)	$29,837	$23,232	$6,605

Straight-line rent, net of uncollectible reserve; Amortization of above- and below- market lease intangibles, net

Non-cash rental income consists of straight-line rental revenue and amortization of above- and below-market lease intangibles, less amounts we deem not probable of collection. Straight-line rental revenue increased by $3.1 million for the comparative period due to net acquisitions and certain lease modifications. Due to the reduction in tenant credit issues, we recognized significant recoveries for straight-line rent previously deemed not probable of collection in the second quarter of 2021 and had smaller recoveries with minimal new reserves in 2022. As such, net recoveries of $10.9 million were recognized in 2021, compared to a deminimus net reserve in 2022.

Impairments

The number of impaired properties declined from 2021, driven by tenant performance and continued low vacancy rates, offset by higher impairment charges per property as compared to prior year. We recorded impairment as follows:

(In Thousands)	Year Ended December 31, 2022		Year Ended December 31, 2021
	Count:	Impairment:	Count:	Impairment:
Underperforming properties	18	$36,215	20	$20,026
Vacant properties	1	814	5	3,184
Total		$37,029		$23,210

Additionally, in accordance with ASU 2016-13, we recognize an allowance for credit loss when we issue a loan. As such, we recorded a $0.1 million allowance in 2022 upon issuing a loan receivable in the first quarter of 2022, compared to a $0.6 million allowance recorded in 2021 upon issuing a loan receivable in the fourth quarter of 2021.

Gain on disposition of assets

Gain on disposition of assets increased year-over-year due to an increase in disposition volume, specifically of occupied properties as a result of an increased focus on accretive capital recycling in 2022, which we expect to continue in 2023. We recognized net gains on disposition of assets as follows:

(In Thousands)	Year Ended December 31, 2022		Year Ended December 31, 2021
	Count:	Net Gain / (Loss):	Count:	Net Gain / (Loss):
Occupied properties sold	42	$94,156	8	$38,108
Vacant properties sold	18	16,744	15	1,378
Property substitutions in a master lease		—		1,656
Other		—		326
Total		$110,900		$41,468

Changes related to debt

Interest expense; Loss on debt extinguishment

Our debt outstanding is summarized below (in millions):

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

In March 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement, resulting in a loss of $0.2 million on the partial debt extinguishment. In August 2022, we entered into the 2022 Term Loan Agreement, comprised of a $300.0 million tranche which matures in 2025 and a $500.0 million tranche which matures in 2027. In conjunction with the 2022 Term Loans, we entered into interest rate swaps beginning in September 2022 to swap the variable rate for a fixed rate. In November 2022, we entered into the 2023 Term Loan Agreement for $500.0 million of 2.5-year delayed-draw term loans with a six month draw period, none of which was drawn in 2022.

While our weighted average effective interest rate decreased from 3.52% at December 31, 2021 to 3.47% at December 31, 2022 due to the timing of borrowings under the 2019 Credit Facility, our higher level of total debt outstanding resulted in an increase in total interest expense for the comparative period. Further, with the rise in market interest rates which began in the back-half of 2022, we expect total interest expense to increase in 2023. The components of interest expense are summarized below (in thousands):

Changes related to general and administrative expenses

The increase in general and administrative expense was primarily driven by an increase in compensation expenses of $5.4 million year-over-year. The increase in compensation expenses was due to increases in cash compensation primarily due to internal promotions and new hires and increases in non-cash compensation primarily due to a higher grant date fair value for the 2022 market-based awards due to a high expected volatility and the maximum potential pay-out percentage. The increases in general and administrative expenses were partially offset by a decrease of $0.8 million in expenses related to the COVID-19 pandemic, as these costs were predominantly incurred in the first half of 2021.

Changes related to other income

We were contingently liable for $5.7 million of debt owed by one of our former tenants, which we fully reserved in 2018 due to the tenant filing for bankruptcy. No payments were made in relation to this contingent liability and, as the underlying debt had a maturity of March 15, 2022, we reversed our reserve in the first quarter of 2022.

Non-GAAP Financial Measures

FFO: FFO is calculated in accordance with the standards established by NAREIT as net income (loss) attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net (gains) losses from property dispositions. By excluding amounts which do not relate to or are not indicative of operating performance, we believe FFO provides a performance measure that captures trends in occupancy rates, rental rates and operating costs when compared year-over-year. We also believe that, as a widely recognized measure of the performance of equity REITs, FFO will be used by investors as a basis to compare our performance with that of other equity REITs. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our properties that result from use or market conditions, all of which have real economic effects and could materially impact our results from operations, the utility of FFO as a measure of our performance is limited.

AFFO: AFFO is an operating performance measure used by many companies in the REIT industry. We adjust FFO to eliminate the impact of certain items that we believe are not indicative of our core operating performance, such as net gains (losses) on debt extinguishment, deal pursuit costs, costs related to the COVID-19 pandemic, income associated with expiration of a contingent liability related to a guarantee of a former tenant’s debt and certain non-cash items. These certain non-cash items include non-cash interest expenses (comprised of amortization of deferred financing costs, amortization of net debt discount/premium, and amortization of interest rate swap losses), non-cash revenues (comprised of straight-line rents net of bad debt expense, amortization of lease intangibles, and amortization of net premium/discount on loans receivable), and non-cash compensation expense.

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

EBITDAre: EBITDAre is computed in accordance with the standards established by NAREIT as net income (loss) (computed in accordance with GAAP), excluding interest expense, income tax expense, depreciation and amortization, net (gains) losses from property dispositions, and impairment charges.

Adjusted EBITDAre: Adjusted EBITDAre represents EBITDAre as adjusted for revenue producing acquisitions, capital expenditures and dispositions for the quarter (as if such acquisitions and dispositions had occurred as of the beginning of the quarter), construction rent collected, not yet recognized in earnings, and for other certain items that we believe are not indicative of our core operating performance. These other certain items include deal pursuit costs, net (gains) losses on debt extinguishment, costs related to the COVID-19 pandemic, and non-cash compensation expense. We believe that excluding these items, which are not key drivers of our investment decisions and may cause short-term fluctuations in net income (loss), provides a useful supplemental measure to investors in assessing the net earnings contribution of our real estate portfolio. Because these measures do not represent net income (loss) that is computed in accordance with GAAP, they should only be considered a supplement, and not an alternative, to net income (loss) (computed in accordance with GAAP) as a performance measure.

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

Adjusted Debt to Annualized Adjusted EBITDAre: Adjusted Debt to Annualized Adjusted EBITDAre is used to evaluate the level of borrowed capital being used to increase the potential return of our real estate investments, and a proxy for a measure we believe is used by many lenders and ratings agencies to evaluate our ability to repay and service our debt obligations. We believe the ratio is a beneficial disclosure to investors as a supplemental means of evaluating our ability to meet obligations senior to those of our equity holders. Our computation of this ratio may differ from the methodology used by other equity REITs, and, therefore, may not be comparable to such other REITs.

FFO and AFFO

	Years Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Net income attributable to common stockholders	$275,166	$161,352	$16,358
Portfolio depreciation and amortization	292,410	244,053	212,038
Portfolio impairments	37,156	23,760	81,476
Gain on disposition of assets	(110,900)	(41,468)	(24,156)
FFO attributable to common stockholders	$493,832	$387,697	$285,716
Loss on debt extinguishment	172	29,186	7,227
Deal pursuit costs	4,655	1,136	2,432
Non-cash interest expense, excluding capitalized interest	9,486	8,890	12,428
Straight-line rent, net of uncollectible reserve	(36,902)	(44,758)	(11,876)
Other amortization and non-cash charges	(2,190)	(2,847)	(918)
Non-cash compensation expense	17,364	14,003	12,640
Costs related to COVID-19 (1)	6	778	1,798
Other income	(5,679)	—	—
AFFO attributable to common stockholders	$480,744	$394,085	$309,447

Net income per share of common stock - diluted	$2.04	$1.35	$0.15
FFO per share of common stock - diluted (2)	$3.66	$3.26	$2.73
AFFO per share of common stock - diluted (2)	$3.56	$3.31	$2.95
AFFO per share of common stock, excluding out of period rent COVID-19 recoveries - diluted (2)(3)	N/A	$3.25	N/A
Weighted average shares of common stock outstanding - diluted	134,645,651	118,715,838	104,535,384

(1) Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.

(2) Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Years Ended December 31,
	2022	2021	2020
FFO	$0.8 million	$0.7 million	$0.8 million
AFFO	$0.8 million	$0.8 million	$0.9 million

(3) AFFO per share of common stock, excluding $7.0 million of recoveries recognized in 2021 for amounts deemed not probable of collection in 2020 as a result of the COVID-19 pandemic.

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	December 31,
(Dollars in thousands)	2022	2021
2019 Credit Facility	$55,500	$288,400
2022 Term Loans, net	792,309	—
Senior Unsecured Notes, net	2,722,514	2,718,641
Mortgages payable, net	4,986	5,551
Total debt, net	3,575,309	3,012,592
Unamortized debt discount, net	9,556	10,824
Unamortized deferred financing costs	25,460	20,334
Cash and cash equivalents	(8,770)	(17,799)
Restricted cash	(53,183)	—
Adjusted Debt	$3,548,372	$3,025,951

	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Net income	$70,080	$44,369
Interest	33,049	25,131
Depreciation and amortization	76,379	64,402
Income tax expense	257	146
Gain on disposition of assets	(47,793)	(1,672)
Portfolio impairments	26,060	4,795
EBITDAre	$158,032	$137,171
Adjustments to revenue producing acquisitions and dispositions	2,785	5,801
Construction rent collected, not yet recognized in earnings	325	309
Deal pursuit costs	3,165	276
Costs related to COVID-19 (1)	—	26
Non-cash compensation expense	4,559	3,507
Adjusted EBITDAre	$168,866	$147,090
Adjustments related to straight-line rent (2)	882	(82)
Other adjustments for Annualized Adjusted EBITDAre (3)	(634)	105
Annualized Adjusted EBITDAre	$676,456	$588,452

Total Debt, Net / Annualized Net Income (4)	12.8x	17.0x
Adjusted Debt / Annualized Adjusted EBITDAre (5)	5.2x	5.1x

(1) Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.

(2) Adjustment for the three months ended December 31, 2022 relates to current period amounts deemed not probable of collection related to straight-line rent recognized in prior periods. For the comparative period in 2021, adjustment relates to prior period straight-line rent recognized in the current period.

(3) Adjustments for the three months ended December 31, 2022 relates to current period recoveries related to prior period rent deemed not probable of collection, prior period property costs and certain other income where annualization would not be appropriate. For the comparative period in 2021, adjustments are comprised of prior period property costs recognized in the current period.

(4) Represents net income for the three months ended December 31, 2022 and 2021, respectively, annualized.

(5) Adjusted Debt / Annualized Adjusted EBITDAre would be 5.1x if the 56 thousand shares under open forward agreements had been settled as of December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including interest rate risk. Interest rates and other factors, such as occupancy, rental rates and our tenants’ financial condition, influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As described above, we generally enter into leases that provide for payments of rent with scheduled increases and, to a lesser extent, contingent rent based on a percentage of the tenant’s gross sales, to help mitigate the effect of inflation. Because our properties are generally leased to tenants under triple-net leases, our exposure to rising property operating costs due to inflation is mitigated.

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

As of December 31, 2022, our assets were primarily leased on a long-term, triple-net basis with contractual rent increases during the term of the lease. As of December 31, 2022, $2.8 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes and mortgages payable, with a weighted average stated interest rate of 3.25%, excluding amortization of deferred financing costs and debt discounts/premiums. $800.0 million of our indebtedness as of December 31, 2022 was variable-rate borrowings outstanding under our 2022 Term Loans, which bear interest at 1-month adjusted SOFR plus an applicable margin of 0.850% per annum. However, in conjunction with the 2022 Term Loans, we entered into interest rate swaps to swap 1-month SOFR, resulting in an effective weighted average fixed rate of 3.50%.

The remaining $55.5 million of our indebtedness was variable-rate borrowings outstanding under our 2019 Credit Facility, with a stated interest rate of 5.17% as of December 31, 2022. If 1-month SOFR as of December 31, 2022 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $55.5 million outstanding under the 2019 Credit Facility would impact our future earnings and cash flows by $0.6 million. However, there continues to be uncertainty in market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to concerns over inflation risk, which could result in continued increases in market interest rates and, thus, increased interest expenses on any future borrowings under our 2019 Credit Facility or 2023 Term Loans.

The estimated fair values of our Senior Unsecured Notes have been derived based on quoted prices in active markets, while the estimated fair values of the remaining debt instruments have been derived based on discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of December 31, 2022 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$55,500	$55,502
2022 Term Loans, net (1)	792,309	802,363
Senior Unsecured Notes, net (1)	2,722,514	2,310,547
Mortgages payable, net (1)	4,986	4,685

(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and debt discounts/premiums.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Spirit Realty Capital, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Spirit Realty Capital, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit Realty Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Spirit Realty Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit Realty Capital, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Evaluation of Impairment on Real Estate Assets Held for Investment

Description of the Matter

At December 31, 2022, the Company’s real estate investments (land, building, and improvements) held and used totaled $7.4 billion. As discussed in Note 2 to the consolidated financial statements, the Company reviews its real estate investments held and used periodically for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers factors such as expected future undiscounted cash flows, estimated residual value, and market trends (such as the effects of leasing demand and competition) in assessing recoverability of these investments. Key assumptions used in estimating future cash flows and fair values include recently quoted bid or ask prices, market prices of comparable investments, contractual and comparable market rents, leasing assumptions, capitalization rates, and expectations for the use of the asset. A real estate investment held and used is considered impaired if its carrying value exceeds its estimated undiscounted cash flows, and the impairment is calculated as the amount by which the carrying value of the asset exceeds its estimated fair value.

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

Purchase Accounting for Acquisitions of Real Estate Investments

Description of the Matter

The Company recorded $1.4 billion in acquisition value of real estate investments during 2022. As discussed in Note 2 to the consolidated financial statements, the Company allocates the purchase price of real estate acquisitions to land, building, improvements, equipment, and intangibles for properties acquired with an in-place lease, based on their relative fair values. The Company considers certain key assumptions to estimate the fair value of the components of the tangible property acquired including comparable market values for land, building, and improvements. The determination of the value of intangible assets and liabilities primarily relates to the contractual lease terms, estimates of the fair market rental rates, discount rates, and estimates of costs to carry and obtain a tenant.

Auditing management’s purchase accounting for the Company’s 2022 acquisitions of real estate investments is complex due to the judgmental nature of the assumptions made by management when determining the estimated fair value of the components of the tangible and intangible assets and liabilities acquired.

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

Dallas, Texas

February 28, 2023

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

	December 31, 2022	December 31, 2021
Assets
Investments:
Real estate assets held for investment:
Land and improvements	$2,740,250	$2,516,715
Buildings and improvements	5,892,117	4,962,203
Less: accumulated depreciation	(1,211,061)	(1,033,391)
Total real estate assets held for investment, net	7,421,306	6,445,527
Intangible lease assets, net	423,870	426,972
Real estate assets under direct financing leases, net	7,427	7,442
Real estate assets held for sale, net	49,148	8,264
Loans receivable, net	23,023	10,450
Total investments, net	7,924,774	6,898,655
Cash and cash equivalents	8,770	17,799
Deferred costs and other assets, net	313,722	188,816
Goodwill	225,600	225,600
Total assets	$8,472,866	$7,330,870

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$55,500	$288,400
Term loans, net	792,309	—
Senior Unsecured Notes, net	2,722,514	2,718,641
Mortgages payable, net	4,986	5,551
Total debt, net	3,575,309	3,012,592
Intangible lease liabilities, net	118,077	128,077
Accounts payable, accrued expenses and other liabilities	218,164	190,402
Total liabilities	3,911,550	3,331,071
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both December 31, 2022 and December 31, 2021, liquidation preference of $25.00 per share	166,177	166,177
Common stock, $0.05 par value, 350,000,000 shares authorized: 141,231,219 and 127,699,235 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	7,062	6,385
Capital in excess of common stock par value	7,285,629	6,673,440
Accumulated deficit	(2,931,640)	(2,840,356)
Accumulated other comprehensive income (loss)	34,088	(5,847)
Total stockholders’ equity	4,561,316	3,999,799
Total liabilities and stockholders’ equity	$8,472,866	$7,330,870

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$703,029	$606,099	$479,901
Interest income on loans receivable	1,884	29	998
Earned income from direct financing leases	525	526	571
Related party fee income	—	—	678
Other operating income	4,191	1,736	1,469
Total revenues	709,629	608,390	483,617
Expenses:
General and administrative	57,368	52,608	48,380
Property costs (including reimbursable)	29,837	23,232	24,492
Deal pursuit costs	4,655	1,136	2,432
Interest	117,622	103,003	104,165
Depreciation and amortization	292,985	244,624	212,620
Impairments	37,156	23,760	81,476
Total expenses	539,623	448,363	473,565
Other income:
Loss on debt extinguishment	(172)	(29,186)	(7,227)
Gain on disposition of assets	110,900	41,468	24,156
Other income	5,679	—	—
Total other income	116,407	12,282	16,929
Income before income tax expense	286,413	172,309	26,981
Income tax expense	(897)	(607)	(273)
Net income	285,516	171,702	26,708
Dividends paid to preferred stockholders	(10,350)	(10,350)	(10,350)
Net income attributable to common stockholders	$275,166	$161,352	$16,358

Net income per share attributable to common stockholders:
Basic	$2.04	$1.36	$0.15
Diluted	$2.04	$1.35	$0.15

Weighted average shares of common stock outstanding:
Basic	134,548,086	118,342,441	104,357,660
Diluted	134,645,651	118,715,838	104,535,384

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income

(In Thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income attributable to common stockholders	$275,166	$161,352	$16,358
Other comprehensive income:
Net reclassification of amounts from AOCIL	39,935	2,807	2,807
Total comprehensive income	$315,101	$164,159	$19,165

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Data)

	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCIL	Total Stockholders’ Equity
Balances, December 31, 2019	6,900,000	$166,177	102,476,152	$5,124	$5,686,247	$(2,432,838)	$(11,461)	$3,413,249
Net income	—	—	—	—	—	26,708	—	26,708
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Net income attributable to common stockholders	—	—	—	—	—	16,358	—	16,358
Other comprehensive income	—	—	—	—	—	—	2,807	2,807
Dividends declared on common stock	—	—	—	—	—	(266,659)	—	(266,659)
Tax withholdings related to net stock settlements	—	—	(117,543)	(6)	—	(4,375)	—	(4,381)
Issuance of shares of common stock, net	—	—	12,137,210	607	427,632	—	—	428,239
Stock-based compensation, net	—	—	316,796	16	12,624	(1,133)	—	11,507
Balances, December 31, 2020	6,900,000	$166,177	114,812,615	$5,741	$6,126,503	$(2,688,647)	$(8,654)	$3,601,120
Net income	—	—	—	—	—	171,702	—	171,702
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Net income attributable to common stockholders	—	—	—	—	—	161,352	—	161,352
Other comprehensive income	—	—	—	—	—	—	2,807	2,807
Dividends declared on common stock	—	—	—	—	—	(306,325)	—	(306,325)
Tax withholdings related to net stock settlements	—	—	(206,597)	(10)	—	(4,385)	—	(4,395)
Issuance of shares of common stock, net	—	—	12,567,506	628	532,960	—	—	533,588
Stock-based compensation, net	—	—	525,711	26	13,977	(2,351)	—	11,652
Balances, December 31, 2021	6,900,000	$166,177	127,699,235	$6,385	$6,673,440	$(2,840,356)	$(5,847)	$3,999,799
Net income	—	—	—	—	—	285,516	—	285,516
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	—	(10,350)
Net income attributable to common stockholders	—	—	—	—	—	275,166	—	275,166
Other comprehensive income	—	—	—	—	—	—	39,935	39,935
Dividends declared on common stock	—	—	—	—	—	(358,906)	—	(358,906)
Tax withholdings related to net stock settlements	—	—	(41,016)	(2)	—	(6,485)	—	(6,487)
Issuance of shares of common stock, net	—	—	13,445,051	673	594,831	—		595,504
Stock-based compensation, net	—	—	127,949	6	17,358	(1,059)	—	16,305
Balances, December 31, 2022	6,900,000	$166,177	141,231,219	$7,062	$7,285,629	$(2,931,640)	$34,088	$4,561,316

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$285,516	$171,702	$26,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,985	244,624	212,620
Impairments	37,156	23,760	81,476
Amortization of deferred financing costs	5,410	3,942	5,278
Amortization of debt discounts	1,269	2,140	4,343
Amortization of deferred losses on interest rate swaps	2,807	2,807	2,807
Stock-based compensation expense	17,364	14,003	12,640
Loss on debt extinguishment	172	29,186	7,227
Gain on dispositions of real estate and other assets	(110,900)	(41,468)	(24,156)
Non-cash revenue	(39,092)	(47,605)	(12,996)
Other	17	14	221
Changes in operating assets and liabilities:
Deferred costs and other assets, net	(1,734)	2,598	(21,296)
Accounts payable, accrued expenses and other liabilities	(4,520)	5,430	19,440
Net cash provided by operating activities	486,450	411,133	314,312
Investing activities
Acquisitions of real estate	(1,428,674)	(1,235,861)	(867,456)
Capitalized real estate expenditures	(88,675)	(21,957)	(12,659)
Investments in loans receivable	(12,700)	(11,000)	—
Collections of principal on loans receivable	—	—	31,771
Proceeds from dispositions of real estate and other assets, net	315,182	98,991	100,594
Net cash used in investing activities	(1,214,867)	(1,169,827)	(747,750)
Financing activities
Borrowings under revolving credit facilities	1,441,800	1,077,500	1,155,000
Repayments under revolving credit facilities	(1,674,700)	(789,100)	(1,271,500)
Repayments under mortgages payable	(525)	(208,891)	(4,101)
Borrowings under term loans	800,000	—	400,000
Repayments under term loans	—	(178,000)	(222,000)
Repayments under Convertible Notes	—	(190,426)	(154,574)
Borrowings under Senior Unsecured Notes	—	794,842	445,509
Debt extinguishment costs	—	(26,685)	(4,032)
Deferred financing costs	(24,150)	(7,071)	(6,642)
Proceeds from issuance of common stock, net of offering costs	595,448	533,868	428,272
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(6,487)	(4,395)	(4,381)
Common stock dividends paid	(348,465)	(298,097)	(260,488)
Preferred stock dividends paid	(10,350)	(10,350)	(10,350)
Net cash provided by financing activities	772,571	693,195	490,713
Net increase (decrease) in cash, cash equivalents and restricted cash	44,154	(65,499)	57,275
Cash, cash equivalents and restricted cash, beginning of period	17,799	83,298	26,023
Cash, cash equivalents and restricted cash, end of period	$61,953	$17,799	$83,298

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	For the Year Ended December 31,
	2022	2021	2020
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of interest capitalized	$108,220	$89,866	$82,916
Interest capitalized	1,119	—	—
Cash paid for taxes	752	657	801
Supplemental Disclosures of Non-Cash Activities:
Dividends declared and unpaid	$93,636	$81,380	$71,758
Accrued market-based award dividend rights	1,059	2,304	1,133
Accrued capitalized costs	30,997	10,369	2,174
Derivative changes in fair value	37,128	—	—
Reclass of residual value from direct financing lease to operating lease	—	—	6,831
Receivable for disposal of real estate property	—	—	2,000

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

On May 31, 2018, the Company completed the spin-off (the "Spin-Off") of certain assets into an independent, publicly traded REIT, Spirit MTA REIT ("SMTA"). The Company provided management services to SMTA until September 4, 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting, in accordance with GAAP. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for fair statement of the information required to be set forth therein. The consolidated financial statements of the Company include the accounts of the Corporation and its wholly-owned subsidiaries, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of December 31, 2022 and 2021, net assets totaling $11.7 million and $12.3 million, respectively, were held, and net liabilities totaling $4.9 million and $5.5 million, respectively, were owed by these encumbered special purpose entities and are included in the consolidated balance sheets.

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

Segment Reporting

The Company views its operations as one reportable segment, which consists of net leasing operations.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

Lease Intangibles

Lease intangibles, if any, acquired in conjunction with the purchase of real estate represent the value of in-place leases and above- or below-market leases. In-place lease intangibles are valued based on the Company’s estimate of costs related to acquiring a tenant and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering costs to execute similar leases at the time of the acquisition and current market conditions. Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the leases at the time of acquisition of the real estate and the Company’s estimate of current market lease rates for the property, measured over a period equal to the remaining initial term of the lease and, in certain instances, over the renewal period.

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

Impairment

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

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

Gain or Loss on Disposition of Assets

When real estate properties are disposed of, the related net book value of the properties is removed and a gain or loss on disposition is recognized in the consolidated statements of operations as the difference between the proceeds from the disposition, net of any costs to sell, and the net book value. As leasing is the Company’s primary activity, the Company determined that its sales of real estate, which are nonfinancial assets, are sold to noncustomers and fall within the scope of ASC 610-20. The full gain or loss on the disposition of real estate properties is recognized at time of sale, provided that the Company has no (i) controlling financial interest in the real estate or (ii) continuing interest or obligation with respect to the disposed real estate.

Revenue Recognition

Rental Income: Cash and Straight-line Rent

The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. The majority of our operating leases include one or more options to extend, typically for a period of five to ten years per renewal option. Excluding Walgreen Co., less than 1% of the Company’s operating leases at both December 31, 2022 and 2021 include an option to terminate. Walgreen Co. leases are generally for fifty years or more and contain certain termination options after an initial non-cancellable term. Less than 10% of the Company’s operating leases at both December 31, 2022 and 2021 include an option to purchase, where the purchase option is generally determined based on fair market value of the underlying property. Options to extend, terminate or purchase are not included in the evaluation for lease classification or for recognition of rental income unless the Company is reasonably certain the tenant will exercise the option.

Evaluation of lease classification also requires an estimate of the residual value of the real estate at the end of the lease term. For acquisitions, the Company uses the tangible value of the property at the date of acquisition. For lease modifications, the Company generally uses sales comparables or a direct capitalization approach to determine residual value. The Company seeks to protect residual value through its underwriting of acquisitions, incorporating the proprietary Spirit Property Ranking Model which is real estate centric. Once a property is acquired, the lessee is responsible for maintenance of the property, including insurance protecting against any damage to the property. To further protect residual value, the Company supplements the tenant insurance policies with a master policy covering all properties owned by the Company. As an active manager, the Company will occasionally invest in capital improvements on properties, re-lease properties to new tenants or extend lease terms to protect residual value.

The Company elected to account for lease concessions related to the COVID-19 pandemic consistent with ASC 842 as though enforceable rights and obligations for those concessions existed (regardless of whether they explicitly exist in the lease). As such, rent deferrals are recorded as an increase to rent receivables and recognized as income during the deferral period. For the years ended December 31, 2022, 2021 and 2020, $0.4 million, $13.4 million and $26.3 million, respectively, of deferrals were recognized in rental income. Lease concessions other than rent deferrals are evaluated to determine if a substantive change to the consideration in the original lease contract has occurred and should be accounted for as a lease modification.

Some of the Company’s leases also provide for contingent rent based on a percentage of the tenant’s gross sales, which is recognized as rental income when the factor on which the contingent lease payment is based has occurred.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

Rental Income: Tenant Reimbursement Revenue

Under a triple-net lease, the tenant is typically responsible for all improvements and is contractually obligated to pay all property operating expenses, such as real estate taxes, insurance premiums and repair and maintenance costs. Certain leases contain additional amounts recoverable from tenants for common area maintenance and certain other expenses, which are non-lease components. The Company elected to combine all its non-lease components, which were determined to have the same pattern of transfer as the related operating lease component, into a single combined lease component. Tenant reimbursement revenue is variable and is recognized in the period in which the related expenses are incurred, with the related expenses included in property costs (including reimbursable) on the consolidated statements of operations. Tenant reimbursements are recorded on a gross basis in instances when our tenants reimburse us for property costs which we incur. Tenant receivables are reduced for amounts that are not probable of collection.

Rental Income: Intangible Amortization

Amortization of above- and below-market lease intangibles are included as a decrease and increase, respectively, to rental revenue and amortization of in-place lease intangibles is included in depreciation and amortization expense in the consolidated statements of operations. All lease intangibles are amortized on a straight-line basis over the term of the lease, which includes any renewal options the Company is reasonably certain the tenant will exercise. If the Company subsequently determines it is reasonably certain that the tenant will not exercise the renewal options, the unamortized portion of any related lease intangible is accelerated over the remaining initial term of the lease. If the Company believes a lease intangible balance is no longer recoverable, the unamortized portion is immediately recognized in impairments in the consolidated statements of operations.

Other Income: Lease Termination Fees

Lease termination fees are included in other income on the consolidated statements of operations and are recognized when there is a signed termination agreement and all of the conditions of the agreement have been met. The Company recorded lease termination fees of $2 thousand, $19 thousand and $0.7 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Loans Receivable

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

The Company evaluates its loans receivable balance, including accrued interest, for potential credit losses by analyzing the credit of the borrower, the remaining time to maturity of the loan, collateral value and quality (if any), and other relevant factors. Allowance for credit losses are recorded in impairments on the consolidated statement of operations.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and highly liquid investment securities with maturities at acquisition of three months or less. The Company invests cash primarily in money market funds of major financial institutions with fund investments consisting of highly-rated money market instruments and other short-term instruments. Restricted cash is classified within deferred costs and other assets, net in the consolidated balance sheets. Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$8,770	$17,799	$70,303
Restricted cash:
Collateral deposits (1)	—	—	335
Tenant improvements, repairs and leasing commissions (2)	—	—	12,660
1031 Exchange proceeds	53,183	—	—
Total cash, cash equivalents and restricted cash	$61,953	$17,799	$83,298

(1) Funds held in lender-controlled accounts generally used to meet future debt service or certain property operating expenses.

(2) Deposits held as additional collateral support by lenders to fund improvements, repairs and leasing commissions incurred to secure a new tenant.

Tenant Receivables

The Company reviews its rent and other tenant receivables for collectability on a regular basis, considering changes in factors such as the tenant’s payment history, the tenant’s financial condition, industry conditions in which the tenant operates and economic conditions in the geographic area in which the tenant operates. If a receivable is not probable of collection, a direct write-off of the receivable will be made. The Company had accounts receivable balances of $18.2 million and $21.7 million at December 31, 2022 and 2021, respectively, after the impact of $3.2 million and $3.9 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred cost and other assets, net in the consolidated balance sheets.

For receivable balances related to the straight-line method of recognizing rental income, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $167.1 million and $137.6 million at December 31, 2022 and 2021, respectively, after the impact of $1.3 million and $2.6 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the consolidated balance sheets.

Goodwill

Goodwill arises from business combinations as the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level annually or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performs a qualitative assessment to determine if the quantitative impairment test is necessary. The quantitative impairment test, if deemed necessary, compares the fair value of each reporting unit with its carrying amount and impairment is recognized as the amount by which the carrying amount exceeds the reporting unit’s fair value. No impairment was recorded for the periods presented. Goodwill for the years ended December 31, 2022, 2021 and 2020 was $225.6 million, respectively.

Accounting for Derivative Financial Instruments and Hedging Activities

The Company may utilize derivative instruments such as interest rate swaps for purposes of hedging exposures to fluctuations in interest rates associated with certain of its financing transactions. At the inception of a hedge transaction, the Company enters into a contractual arrangement with the hedge counterparty and formally documents the relationship between the derivative instrument and the financing transaction being hedged, as well as its risk management objective and strategy for undertaking the hedge transaction. The fair value of the derivative instrument is recorded on the balance sheet as either an asset or liability. At inception and at least quarterly thereafter, a formal assessment is performed to determine whether the derivative instrument has been highly effective in offsetting changes in cash flows of the related financing transaction and whether it is expected to be highly effective in the future. The Company recognizes the entire change in the fair value of cash flow hedges included in the assessment of hedge effectiveness in AOCIL and amounts are subsequently reclassified to earnings when the hedged item affects earnings.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

Income Taxes

The Corporation has elected to be taxed as a REIT under the Code. As a REIT, the Corporation generally will not be subject to federal income tax provided it continues to satisfy certain tests concerning the Company’s sources of income, the nature of the Company’s assets, the amounts distributed to the Corporation’s stockholders and the ownership of Corporation stock. Management believes the Corporation has qualified and will continue to qualify as a REIT and, therefore, no provision has been made for federal income taxes in the consolidated financial statements. Even if the Corporation qualifies for taxation as a REIT, it may be subject to state and local income and franchise taxes, and to federal income tax and excise tax on its undistributed income.

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

Under the terms of the Amended Incentive Award Plan, restricted stock awards are not allocated losses, including undistributed losses as a result of dividends declared exceeding net income. The Company uses net income (loss) attributable to common shareholders to determine whether potential common shares are dilutive or anti-dilutive and undistributed net income (loss) to determine whether undistributed earnings are allocable to participating securities.

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

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

NOTE 3. INVESTMENTS

Owned Properties

As of December 31, 2022, the Company’s gross investment in owned real estate properties totaled $9.2 billion. The gross investment, as adjusted for any impairment, is comprised of land, buildings, lease intangible assets, lease intangible liabilities, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 14.5%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company’s entire portfolio.

During the years ended December 31, 2022 and 2021, the Company had the following real estate activity (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2020	1,853	7	1,860	$6,777,673	$27,764	$6,805,437
Acquisitions/improvements (1)	166	—	166	1,256,983	—	1,256,983
Dispositions of real estate (2)	(13)	(10)	(23)	(42,472)	(22,750)	(65,222)
Transfers to Held for Sale	(9)	9	—	(18,403)	18,403	—
Transfers from Held for Sale	3	(3)	—	11,300	(11,300)	—
Impairments (3)	—	—	—	(21,474)	(1,736)	(23,210)
Reset of gross balances (4)	—	—	—	(31,143)	(2,019)	(33,162)
Other	—	—	—	2,359	—	2,359
Gross balance, December 31, 2021	2,000	3	2,003	7,934,823	8,362	7,943,185
Acquisitions/improvements (1)	172	—	172	1,546,808	—	1,546,808
Dispositions of real estate (2)	(38)	(22)	(60)	(198,865)	(41,200)	(240,065)
Transfers to Held for Sale	(37)	37	—	(96,234)	96,234	—
Transfers from Held for Sale	1	(1)	—	1,529	(1,529)	—
Impairments (3)	—	—	—	(36,894)	(135)	(37,029)
Reset of gross balances (4)	—	—	—	(29,004)	(151)	(29,155)
Gross balance, December 31, 2022	2,098	17	2,115	$9,122,163	$61,581	$9,183,744
Accumulated depreciation and amortization				(1,387,637)	(12,433)	(1,400,070)
Net balance, December 31, 2022 (5)				$7,734,526	$49,148	$7,783,674

(1) Includes investments of $95.4 million and $15.4 million, respectively, in revenue producing capitalized expenditures, and $16.8 million and $10.7 million, respectively, of non-revenue producing capitalized expenditures for the years ended December 31, 2022 and 2021.

(2) The total net gain on disposition of properties held in use was $87.9 million, $37.3 million and $10.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total gain on disposition of properties held for sale was $23.0 million, $2.2 million and $14.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, there were $1.7 million of gains recognized on two asset substitutions within a master lease and $0.3 million in other gains recognized during the year ended December 31, 2021.

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

(5) Reconciliation of total owned investments to the consolidated balance sheet at December 31, 2022 is as follows:

Real estate assets held for investment, net	$7,421,306
Intangible lease assets, net	423,870
Real estate assets under direct financing leases, net	7,427
Real estate assets held for sale, net	49,148
Intangible lease liabilities, net	(118,077)
Net balance	$7,783,674

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

Operating Leases

As of December 31, 2022, 2021, and 2020, the Company held 2,111, 1,998 and 1,852 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Base Cash Rent (1)	$638,340	$541,726	$453,013
Variable cash rent (including reimbursables)	25,597	16,768	13,176
Straight-line rent, net of uncollectible reserve (2)	36,902	44,758	11,876
Amortization of above- and below- market lease intangibles, net (3)	2,190	2,847	1,836
Total rental income	$703,029	$606,099	$479,901

(1) Includes net impact of amounts (reserved)/recovered of $(0.5) million, $5.5 million and $(10.9) million for the years ended December 31, 2022, 2021 and 2020, respectively.

(2) Includes net impact of amounts (reserved)/recovered of $(26) thousand, $10.9 million and $(14.9) million for the years ended December 31, 2022 2021 and 2020, respectively.

(3) Excludes amortization of in-place leases of $43.9 million, $38.5 million and $34.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations.

Lease renewal periods are exercisable at the lessees’ option and, as such, minimum future rent only includes the remaining initial non-cancellable term of our operating leases. In addition, minimum future rent includes fixed rent escalations occurring on or after January 1, 2023, but does not include variable rent escalations, such as those based on CPI, or contingent rents. Minimum future rent at December 31, 2022 is as follows (in thousands):

December 31, 2022
2023	$679,645
2024	670,893
2025	659,867
2026	633,330
2027	589,881
Thereafter	4,706,694
Total minimum future rent	$7,940,310

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	December 31, 2022	December 31, 2021
In-place leases	$559,962	$536,344
Above-market leases	101,594	100,837
Less: accumulated amortization	(237,686)	(210,209)
Intangible lease assets, net	$423,870	$426,972

Below-market leases	$179,187	$188,718
Less: accumulated amortization	(61,110)	(60,641)
Intangible lease liabilities, net	$118,077	$128,077

The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 12.4 years, 13.0 years, 18.2 years and 13.8 years, respectively, as of December 31, 2022. The remaining weighted average amortization period for in-place leases, above-market leases, below-market leases and in total was 13.3 years, 13.7 years, 17.6 years and 14.3 years, respectively, as of December 31, 2021. During the year ended December 31, 2022, the Company acquired in-place lease intangible assets of $57.3 million, above-market lease intangible assets of $3.2 million and below-market lease intangible liabilities of $9.5 million. During the year ended December 31, 2021, the Company acquired in-place lease intangible assets of $84.8 million, above-market lease intangible assets of $23.1 million and below-market lease intangible liabilities of $16.8 million.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

Based on the intangible assets and liabilities at December 31, 2022, the net aggregate amortization expense for the next five years and thereafter is expected to be as follows (in thousands):

December 31, 2022
2023	$41,412
2024	39,365
2025	35,767
2026	32,490
2027	26,873
Thereafter	129,886
Total future minimum amortization	$305,793

Direct Financing Leases

As of December 31, 2022 and 2021, the Company held one property under a direct financing lease, which was held in use. As of December 31, 2022, this property had $2.5 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. As of December 31, 2022, the Company had a reserve of $0.1 million against the net investment balance of $7.5 million, which was initially recorded in 2020 as a result of the initial term of the direct financing lease extending until 2027.

Loans Receivable

During 2021, the Company issued a fixed-rate, uncollateralized loan receivable for $11.0 million. During 2022, the Company issued a fixed-rate, construction loan for $12.7 million. The Company evaluated the collectability of the amounts receivable under the loans and had a total allowance for credit losses of $0.7 million as of December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company had the following loan activity (dollars in thousands):

	Mortgage Loans		Other Loans	Total
	Properties	Investment	Investment	Investment
Principal, December 31, 2020	—	$—	$—	$—
Issuance of loan	—	—	11,000	11,000
Principal, December 31, 2021	—	—	11,000	11,000
Issuance of loan	—	—	12,700	12,700
Principal, December 31, 2022	—	$—	$23,700	$23,700

Impairments and Allowance for Credit Losses

The following table summarizes impairments and allowance for credit losses recognized in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Real estate asset impairment	$35,988	$22,120	$59,206
Intangible net asset impairment	1,041	1,090	22,118
Allowance for credit losses on direct financing leases	—	—	152
Allowance for credit losses on loans receivable	127	550	—
Total impairment loss	$37,156	$23,760	$81,476

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	2022 Weighted Average Effective Interest Rates (1)	2022 Weighted Average Stated Rates (2)	2022 Weighted Average Remaining Years to Maturity (3)	December 31, 2022	December 31, 2021
Revolving credit facilities	2.85%	5.17%	3.2	$55,500	$288,400
Term loans	3.92%	3.50%	3.9	800,000	—
Senior Unsecured Notes	3.42%	3.25%	6.4	2,750,000	2,750,000
Mortgages payable	4.87%	5.82%	8.0	4,825	5,350
Total debt	3.47%	3.73%	5.8	3,610,325	3,043,750
Debt discount, net				(9,556)	(10,824)
Deferred financing costs, net (4)				(25,460)	(20,334)
Total debt, net				$3,575,309	$3,012,592

(1) Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, non-utilization fees and impact of cash flow hedges, where applicable, calculated for the year ended December 31, 2022 based on the average principal balance outstanding during the period.

(2) Based on the outstanding principal balance as of December 31, 2022. Term loans include the impact of cash flow hedges. Excluding the impact of cash flow hedges, the stated interest rate for the term loans was 5.29% as of December 31, 2022.

(3) Based on the outstanding principal balance as of December 31, 2022.

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

As of December 31, 2022, outstanding loans under the 2019 Credit Facility bore interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.775% per annum and the aggregate revolving commitments incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). Prior to March 30, 2022, outstanding loans under the 2019 Credit Facility bore interest at 1-month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum.

In connection with the amendment and restatement of the 2019 Credit Facility, the Company wrote off $0.2 million in deferred financing costs and incurred deferred financing costs of $8.6 million. The unamortized deferred financing costs were $7.8 million as of December 31, 2022, compared to $1.4 million as of December 31, 2021.

As of December 31, 2022, $1.1 billion of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of December 31, 2022.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

On August 22, 2022, the Operating Partnership entered into the 2022 Term Loan Agreement, which provides for borrowings in an aggregate amount of $800.0 million comprised of a $300.0 million tranche with a maturity date of August 22, 2025 and a $500.0 million tranche with a maturity date of August 20, 2027. The Term Loan Agreement also includes an accordion feature to increase the available term loans by $200.0 million in aggregate, subject to satisfying certain requirements. As of December 31, 2022, the 2022 Term Loans bore interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.850% per annum, based on the Operating Partnership’s credit rating. In conjunction with entering into the 2022 Term Loans, the Company entered into interest rate swaps as a cash flow hedge. See Note 7 for further detail. The Company incurred $8.4 million in deferred financing costs in connection with entering into the 2022 Term Loan Agreement, and the unamortized deferred financing costs were $7.7 million as of December 31, 2022.

On November 17, 2022, the Operating Partnership entered into the 2023 Term Loan Agreement, which provides for $500.0 million of unsecured term loans with a maturity date of June 16, 2025 and allows funds to be drawn up to July 2, 2023. The 2023 Term Loan Agreement also includes an accordion feature to increase the available term loans by $100.0 million, subject to satisfying certain requirements. The 2023 Term Loans will bear interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.950% per annum, based on the Operating Partnership's credit rating as of December 31, 2022. The full $500.0 million of borrowing capacity was available under the 2023 Term Loan Agreements as of December 31, 2022.

In connection with the 2022 Term Loan Agreement and the 2023 Term Loan Agreement, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of December 31, 2022.

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	December 31, 2022	December 31, 2021
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000	$2,750,000

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

For the years ended December 31, 2022, 2021 and 2020, the Operating Partnership completed the following issuances of Senior Unsecured Notes:

•
2031 Senior Notes issued on August 6, 2020, resulting in net proceeds of $441.3 million, deferred financing costs of $4.2 million and an offering discount of $4.5 million and
•
2028 Senior Notes and 2032 Senior Notes issued on March 3, 2021, resulting in net proceeds of $787.7 million, deferred financing costs of $7.1 million and an offering discount of $5.2 million.

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

As of December 31, 2022 and 2021, the unamortized deferred financing costs were $17.8 million and $20.3 million, respectively, and the unamortized discount was $9.7 million and $11.0 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of December 31, 2022.

Mortgages Payable

Indirect wholly-owned special purpose entity subsidiaries of the Company were borrowers under five fixed-rate non-recourse loans, which were securitized into CMBS and secured by the borrowers’ respective leased properties and related assets. In connection with the issuance of the 2028 and 2032 Senior Unsecured Notes, the Company repaid three of these loans in March 2021 and, as of December 31, 2022, had two non-defaulted loans with stated interest rates of 5.80% and 6.00%, respectively. Each loan was secured by one property. There were no unamortized deferred financing costs as of either December 31, 2022 and December 31, 2021, and the unamortized net premium as of both December 31, 2022 and 2021 was $0.2 million.

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

Debt Extinguishment

During the year ended December 31, 2022, the Company recognized a loss on debt extinguishment of $0.2 million as a result of the amendment and restatement of the 2019 Revolving Credit and Term Loan Agreement.

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

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

Debt Maturities

As of December 31, 2022, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
2023	$556	$—	$556
2024	590	—	590
2025	610	300,016	300,626
2026	469	355,500	355,969
2027	497	800,000	800,497
Thereafter	2,034	2,150,053	2,152,087
Total	$4,756	$3,605,569	$3,610,325

Interest Expense

The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revolving credit facilities (1)	$9,470	$2,930	$3,686
Term loans (2)	10,237	24	3,545
Senior Unsecured Notes	89,252	85,996	61,750
Mortgages payable	296	2,506	12,028
Convertible Notes	—	2,658	10,728
Non-cash:
Amortization of deferred financing costs	5,410	3,942	5,278
Amortization of debt discount, net	1,269	2,140	4,343
Amortization of net losses related to interest rate swaps	2,807	2,807	2,807
Capitalized interest	(1,119)	—	—
Total interest expense	$117,622	$103,003	$104,165

(1) Includes facility fees of approximately $2.1 million, $1.7 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(2) Includes impact of cash flow hedge.
NOTE 5. STOCKHOLDERS' EQUITY

Preferred Stock

On October 3, 2017, the Company completed an underwritten public offering of 6.9 million shares of Series A Preferred Stock. The Series A Preferred Stock pays cumulative cash dividends at the rate of 6.00% per annum on their liquidation preference of $25.00 per share (equivalent to $1.50 per share on an annual basis). Dividends are payable quarterly in arrears on or about the last day of March, June, September and December of each year. The Series A Preferred Stock trades on the NYSE under the symbol “SRC-A.”

Prior to October 3, 2022, the Company could not redeem the Series A Preferred Stock except in limited circumstances to preserve the Corporation’s status as a REIT or pursuant to a special optional redemption provision upon a change of control. On and after October 3, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends up to, but excluding, the redemption date.

Common Stock

In June 2020, the Company entered into forward sale agreements in connection with an offering of 9.2 million shares of common stock at an initial public offering price of $37.35 per share, before underwriting discounts and offering expenses. All 9.2 million of these shares were settled during 2020, generating net proceeds of $319.1 million.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

In January 2022, the Company entered into forward sale agreements in connection with an offering of 9.4 million shares of common stock at an initial public offering price of $47.60 per share, before underwriting discounts and offering expenses. All 9.4 million of these shares were settled during 2022, generating net proceeds of $427.7 million.

ATM Program

An ATM Program provides for the offer and sale of shares of the Company’s common stock up to an approved aggregate gross sales price through sales agents, directly to principals, or through forward sellers. The Company can sell shares in amounts and at times to be determined by the Company, but has no obligation to sell shares under an ATM Program.

In November 2016, a $500.0 million 2016 ATM Program was approved and the prior ATM Program was terminated. From inception of the 2016 ATM Program through its termination in November 2020, 8.8 million shares of the Company’s common stock were sold, of which 7.0 million were sold through forward sales agreements. During the year ended December 31, 2020, 2.9 million of these shares were settled, generating net proceeds of $109.2 million. During the year ended December 31, 2021, 0.6 million of these shares were settled, generating net proceeds of $21.9 million.

In November 2020, a $500.0 million 2020 ATM Program was approved and the 2016 ATM Program was terminated. From inception of the 2020 ATM Program through its termination in November 2021, 9.3 million shares of the Company’s common stock were sold, all through forward sale agreements. All 9.3 million shares were settled during the year ended December 31, 2021, generating net proceeds of $391.4 million.

In November 2021, a $500.0 million 2021 ATM Program was approved and the 2020 ATM program was terminated. The following details the activity under the 2021 ATM Program since its inception (in thousands):

2021 ATM	Forward Shares	Regular Shares	Total Shares	Net Proceeds on Issuances
Month ended 12/31/2021
Shares sold	2,268	438	2,706
Shares issued	(2,212)	(438)	(2,650)	$120,286
Unsettled shares sold as of 12/31/2021	56	—	56

Year ended 12/31/2022
Shares sold	2,434	1,525	3,959
Shares issued	(2,490)	(1,525)	(4,015)	$167,850
Unsettled shares sold as of 12/31/2022	—	—	—

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

Dividends Declared

In fiscal years 2022 and 2021, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in Thousands)
2022
Preferred Stock
February 9, 2022	$0.375	March 15, 2022	$2,588	March 31, 2022
May 18, 2022	0.375	June 15, 2022	2,588	June 30, 2022
August 8, 2022	0.375	September 15, 2022	2,587	September 30, 2022
November 4, 2022	0.375	December 15, 2022	2,587	December 30, 2022
Total Preferred Dividend	$1.500		$10,350
Common Stock
February 9, 2022	$0.638	March 31, 2022	$85,688	April 14, 2022
May 18, 2022	0.638	June 30, 2022	86,987	July 15, 2022
August 8, 2022	0.663	September 30, 2022	92,595	October 14, 2022
November 4, 2022	0.663	December 30, 2022	93,636	January 13, 2023
Total Common Dividend	$2.602		$358,906

2021
Preferred Stock
February 17, 2021	$0.375	March 15, 2021	$2,588	March 31, 2021
May 19, 2021	0.375	June 15, 2021	2,588	June 30, 2021
July 29, 2021	0.375	September 15, 2021	2,587	September 30, 2021
November 17, 2021	0.375	December 15, 2021	2,587	December 31, 2021
Total Preferred Dividend	$1.500		$10,350
Common Stock
February 17, 2021	$0.625	March 31, 2021	$71,837	April 15, 2021
May 19, 2021	0.625	June 30, 2021	74,436	July 15, 2021
July 29, 2021	0.638	September 30, 2021	78,674	October 15, 2021
November 17, 2021	0.638	December 31, 2021	81,378	January 14, 2022
Total Common Dividend	$2.526		$306,325

The common stock dividend declared on November 4, 2022 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2022.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company was contingently liable for $5.7 million of debt owed by one of its former tenants, which was fully accrued in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2021. No payments were made in relation to this contingent liability. Therefore, upon the maturity of the tenant's debt on March 15, 2022, the Company reversed the full $5.7 million of the accrued liability, which is reflected as other income in the consolidated statement of operations.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of December 31, 2022, no accruals have been made.

As of December 31, 2022, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of December 31, 2022, the Company had commitments totaling $111.1 million, of which $13.8 million relates to future acquisitions and the remainder relates to improvements on properties the Company already owns. Acquisition commitments contain standard cancellation clauses contingent on the results of due diligence. $35.1 million of the Company’s commitments are expected to be funded during 2023, with the remainder to be funded by the end of 2024.

Lessee Contracts

The Company leases its corporate office space, which is classified as an operating lease. The corporate office lease contains a variable lease cost related to the lease of parking spaces and a non-lease component related to the reimbursement of certain common area maintenance expenses, both of which are recognized as incurred. The Company elected to use the components expedient for all lessee operating leases, which permits the Company to not separate non-lease components from lease components if timing and pattern of transfer is the same. As such, total rental expense, including variable rent, for the corporate office space amounted to $1.5 million for each of the years ended December 31, 2022, 2021 and 2020, respectively, and is included in general and administrative expense. The Company’s lease of its corporate office space has an initial term that expires on January 31, 2027 and is renewable at the Company’s option for two additional periods of five years each after the initial term.

The Company is also a lessee under long-term, non-cancellable ground leases under which it is obligated to pay monthly rent. There were four ground leases as of December 31, 2022 and 2021, respectively. Total rental expense included in property costs amounted to $0.3 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. For all of the ground leases, rental expenses are reimbursed by tenants, and the corresponding rental revenue is recorded in rental income on the consolidated statements of operations. All leases are classified as operating leases and have a weighted average remaining lease term of 5.1 years.

The Company’s minimum aggregate rental commitments under all non-cancellable operating leases as of December 31, 2022 are as follows (in thousands):

	Ground Leases	Office Lease	Total
2023	$285	$1,055	$1,340
2024	285	1,070	1,355
2025	267	1,086	1,353
2026	258	1,101	1,359
2027	167	92	259
Thereafter	107	—	107
Total	1,369	4,404	5,773
Less: imputed interest	(241)	(939)	(1,180)
Total operating lease liabilities	$1,128	$3,465	$4,593

Imputed interest was calculated using a weighted-average discount rate of 4.19%. The discount rate is based on our estimated incremental borrowing rate, calculated as the treasury rate for the same period as the underlying lease term, plus a spread determined using factors including the Company's credit rating and REIT industry performance. The evaluation of the Company's right-of-use lease asset associated with the corporate office included the unamortized portion of a $1.7 million cash lease incentive paid at inception of the lease. As of December 31, 2022 and 2021, the Company had a right-of-use lease asset balance of $3.4 million and $3.7 million, respectively, which are included in deferred costs and other assets, net and an operating lease liability balance of $4.6 million and $5.1 million, respectively, which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

NOTE 7. DERIVATIVE AND HEDGING ACTIVITIES

The Company may use interest rate derivative contracts to manage its exposure to changes in interest rates on its variable rate debt. These derivatives are considered cash flow hedges and are recorded on a gross basis at fair value. Assessments of hedge effectiveness are performed quarterly using either a qualitative or quantitative approach. The Company recognizes the entire change in the fair value in AOCIL and the change is reflected as cash flow hedge changes in fair value in the supplemental disclosures of non-cash activities in the consolidated statements of cash flows. Amounts will subsequently be reclassified to earnings when the hedged item affects earnings. The Company does not enter into derivative contracts for speculative or trading purposes and does not have derivative netting arrangements.

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates this risk through monitoring the creditworthiness of counterparties, which includes review of their debt ratings and financial performance. To mitigate credit risk, the Company enters into agreements with counterparties it considers credit-worthy, such as large financial institutions with favorable credit ratings.

In the third quarter of 2019, the Company terminated interest rate swaps which had been entered into in December 2018 and accelerated the reclassification of a loss of $12.5 million from AOCIL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and is being amortized over the remaining initial term of the interest rate swaps, which ends January 31, 2024. As of December 31, 2022, the unamortized portion of loss in AOCIL related to terminated interest rate swaps was $3.0 million.

During the third quarter of 2022, the Company entered into new interest rate swaps, which were designated as cash flow hedge instruments and are recorded in deferred costs and other assets, net on the consolidated balance sheet. These instruments swap 1-month SOFR for a fixed payment. The following table summarizes the key terms and fair value of these instruments (in thousands):

				Fair Value of Asset
Interest Rate Swap Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	December 31, 2022
$300,000	2.501%	September 15, 2022	August 22, 2027	$15,675
$200,000	2.507%	September 15, 2022	August 22, 2027	10,349
$300,000	2.636%	September 15, 2022	August 22, 2025	11,104
				$37,128

The following table provides information about the amounts recorded in AOCIL, as well as any amounts reclassified to operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash flow hedge derivatives	$39,366	$—	$—
Amount of gain reclassified from AOCIL to interest	(2,238)	—	—
Amount of loss reclassified from AOCIL to interest	2,807	2,807	2,807
Total	$39,935	$2,807	$2,807

During the next 12 months, we estimate that approximately $2.8 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt and $17.6 million will be reclassified as a decrease to interest expense related to cash flow hedge derivatives.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Derivatives held at December 31, 2022
Interest rate swaps	$37,128	$—	$37,128	$—

Nonrecurring Fair Value Measurements

Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. Real estate assets and their related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. The fair values of real estate and intangible assets were estimated using the following information, depending on availability, in order of preference: signed purchase and sale agreements (“PSA”) or letters of intent (“LOI”); broker opinions of value (“BOV”); recently quoted bid or ask prices, or market prices for comparable properties; estimates of discounted cash flows, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, expenses based upon market conditions and capitalization rates; and expectations for the use of the real estate.

The following table sets forth the Company’s assets that were accounted for at fair value on a nonrecurring basis as of their respective measurement dates (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at December 31, 2022
Impaired at March 31, 2022	$—	$—	$—	$—
Impaired at June 30, 2022	$4,700	$—	$—	$4,700
Impaired at September 30, 2022	$4,094	$—	$—	$4,094
Impaired at December 31, 2022	$29,636	$—	$—	$29,636

Assets held at December 31, 2021
Impaired at March 31, 2021	$1,739	$—	$—	$1,739
Impaired at June 30, 2021	$9,655	$—	$—	$9,655
Impaired at September 30, 2021	$3,479	$—	$—	$3,479
Impaired at December 31, 2021	$11,656	$—	$—	$11,656

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

As of December 31, 2022, the Company held 18 properties that were impaired during 2022. As of December 31, 2021, the Company held 14 properties that were impaired during 2021. For one property held at December 31, 2021, the Company estimated fair value using a capitalization rate of 14.00% based on capitalization rates from market comparables. For the remaining properties, the Company estimated property fair value using price per square foot from unobservable inputs. The unobservable inputs for the remaining properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
December 31, 2022
PSA, LOI or BOV	Retail	12	$30.00 - $384.88	$93.60	223,225
PSA, LOI or BOV	Data Center	1	$24.94	$24.94	188,475
Comparable Properties	Retail	3	$26.05 - $197.15	$56.36	100,195
Comparable Properties	Office	2	$71.69 - $135.00	$98.97	73,000

December 31, 2021
PSA, LOI or BOV	Retail	6	$63.83 - $418.57	$102.35	39,603
PSA, LOI or BOV	Medical	2	$65.63 - $105.16	$75.60	41,496
PSA, LOI or BOV	Data Center	1	$38.57	$38.57	188,475
Comparable Properties	Retail	3	$29.35 - $483.09	$67.48	42,357
Comparable Properties	Medical	1	$78.66 - $106.35	$95.00	15,974

Estimated Fair Value of Financial Instruments

Financial assets and liabilities for which the carrying values approximate their fair values include cash and cash equivalents, restricted cash and escrow deposits, and accounts receivable and payable. Generally, these assets and liabilities are short-term in duration and are recorded at cost, which approximates fair value, on the consolidated balance sheets. In addition, companies are required to disclose the estimated fair values of all financial instruments, even if they are not carried at their fair values. The fair values of financial instruments are estimates based upon market conditions and perceived risks at measurement date. These estimates require management’s judgment and may not be indicative of the future fair values of the assets and liabilities. The estimated fair values of these financial instruments have been derived either based on (i) market quotes for identical or similar instruments in markets or (ii) discounted cash flow analyses using estimates of the amount and timing of future cash flows, market rates and credit spreads. The estimated fair values of the Senior Unsecured Notes are classified as Level 1 of the fair value of the hierarchy, and the remaining estimates are classified as Level 2.

The following table discloses fair value information for these financial instruments (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net (1)	$23,023	$23,462	$10,450	$11,381
2019 Credit Facility	55,500	55,502	288,400	288,549
2022 Term Loans, net (2)	792,309	802,363	—	—
Senior Unsecured Notes, net (2)	2,722,514	2,310,547	2,718,641	2,865,187
Mortgages payable, net (2)	4,986	4,685	5,551	5,748

(1) The carrying value of the loans receivable are net of an allowance for credit losses.

(2) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

NOTE 9. INCENTIVE AWARD PLAN AND EMPLOYEE BENEFIT PLAN

Amended Incentive Award Plan

Under the Amended Incentive Award Plan, the Company may grant equity incentive awards to eligible employees, directors and other advisors of the Company. Awards under the Amended Incentive Award Plan may be in the form of stock options, restricted stock, dividend equivalents, stock appreciation rights, performance awards, stock payment awards, market-based awards, Operating Partnership units and other incentive awards. If an award under the Amended Incentive Award Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the Amended Incentive Award Plan. As of December 31, 2022, 4.8 million shares remained available for award under the Amended Incentive Award Plan.

Shares of common stock have been granted pursuant to the Amended Incentive Award Plan and, during the periods presented, portions of these awards vested. The vesting of these shares resulted in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender shares of common stock during the years ended December 31, 2022, 2021 and 2020 valued at $6.5 million, $4.4 million and $4.4 million, respectively, solely to pay the associated statutory tax withholdings, which do not exceed the maximum statutory rate. Common shares repurchased are considered retired under Maryland law, and the cost of the stock repurchased is recorded as a reduction to common stock and accumulated deficit on the consolidated balance sheets. The Company has made an accounting policy election to recognize stock-based compensation forfeitures as they occur.

Restricted Shares of Common Stock

Restricted share awards have been granted to certain employees, including executive officers, and members of the Board of Directors. The requisite service period for the awards is generally three years for employees and one year for members of the Board of Directors. The following table summarizes the restricted share activity:

	2022		2021		2020
	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)	Number of Shares	Weighted Average Price (1) (per share)
Outstanding non-vested shares, beginning of year	233,135	$42.22	279,912	$42.67	321,627	$40.66
Shares granted	128,367	45.73	118,996	39.22	148,045	46.42
Shares vested	(145,723)	42.23	(157,054)	40.83	(182,653)	42.04
Shares forfeited	(418)	46.30	(8,719)	40.87	(7,107)	45.77
Outstanding non-vested shares, end of year	215,361	$44.30	233,135	$42.22	279,912	$42.67

(1) Based on grant date fair values.

The Company recorded $5.9 million in deferred stock-based compensation associated with restricted shares granted during the year ended December 31, 2022. The fair value of the restricted stock grants was determined based on the Company's closing stock price on the date of grant. During the year ended December 31, 2022, restricted shares with an aggregate fair value of $6.7 million vested. The fair value of the vesting was determined based on the Company’s closing stock price on the date of vest. Outstanding non-vested awards as of December 31, 2022 have a remaining weighted average recognition period of 0.7 years.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

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

	2022		2021		2020
	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)	Number of Target Shares	Weighted Average Fair Value (per share)
Outstanding non-vested awards, beginning of year	258,053	$74.08	201,468	$58.12	319,731	$49.49
Grants at target	166,307	93.26	170,307	77.57	87,746	67.30
Earned above performance target	—	—	154,312	50.92	83,259	54.57
Vested	—	—	(266,319)	50.92	(268,694)	54.57
Forfeited	(87,746)	67.30	—	—	—	—
Incremental Shares (1)	—	N/A	(1,715)	N/A	(20,574)	N/A
Outstanding non-vested awards, end of year	336,614	$85.32	258,053	$74.08	201,468	$58.12

(1) In 2018, in connection with the Spin-Off and in accordance with the rights granted per the Amended Incentive Award Plan, the Board of Directors made an equitable adjustment for all market-based awards outstanding, resulting in incremental shares. During the years ended December 31, 2021 and 2020, 1.7 thousand and 20.6 thousand, respectively, of these incremental shares were earned. Because the fair value of the outstanding market-based awards the day prior to and the day after the Spin-Off did not materially change, there was no change to unrecognized compensation expense and no incremental compensation expense related to the incremental shares.

Grant date fair value of the market-based share awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. For market-based awards granted in 2022, significant inputs for the calculation were expected volatility of the Company of 39.5% and expected volatility of the Company's peers, ranging from 21.5% to 53.6%, with an average volatility of 35.7% and a risk-free interest rate of 1.59%. Expected volatility was determined using an equal weighting of implied volatility and historical volatility.

The projected shares to be awarded are not considered issued under the Amended Incentive Award Plan until the performance period has ended and the actual number of shares to be released is determined. The market-based shares and dividend rights are subject to forfeiture in the event of a non-qualifying termination of a participant prior to the performance period end date. During the year ended December 31, 2022, zero market-based awards vested as the requisite performance conditions were not met. Outstanding non-vested awards as of December 31, 2022 have a remaining weighted average recognition period of 1.7 years and would have resulted in 0.2 million shares released based on the Corporation's TSR relative to the specified peer groups through that date.

In addition, final shares issued under each market-based share award entitle its holder to a cash payment equal to the aggregate dividends declared with record dates during the performance period, beginning on the grant date and ending the day before the awards are released. Approximately $2.5 million and $3.3 million in dividend rights have been accrued as of December 31, 2022 and 2021, respectively.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

Stock-based Compensation Expense

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $17.4 million, $14.0 million and $12.6 million, respectively, in stock-based compensation expense, which is included in general and administrative expenses in the consolidated statements of operations. Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each applicable award.

The following is a summary of remaining unamortized stock-based compensation expense (in thousands):

	December 31, 2022	December 31, 2021
Restricted share awards	$4,727	$4,787
Market-based awards	15,165	11,143
Total unamortized stock-based compensation expense	$19,892	$15,930

401(k) Plan

The Company has a 401(k) Plan, which is available to employees on the first month following their date of hire with the Company. Currently, the Company provides a matching contribution equal to 100% of elective deferrals up to 4% of compensation, which vests immediately.

NOTE 10. INCOME PER SHARE

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Basic and diluted income:
Income from continuing operations	$285,516	$171,702	$26,708
Less: dividends paid to preferred stockholders	(10,350)	(10,350)	(10,350)
Less: dividends and income attributable to unvested restricted stock	(555)	(581)	(728)
Net income attributable to common stockholders used in basic and diluted income per share	$274,611	$160,771	$15,630

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	134,768,664	118,587,722	104,656,242
Less: unvested weighted average shares of restricted stock	(220,578)	(245,281)	(298,582)
Basic weighted average shares of common stock outstanding	134,548,086	118,342,441	104,357,660

Net income per share attributable to common stockholders - basic	$2.04	$1.36	$0.15

Diluted weighted average shares of common stock outstanding: (1)
Plus: unvested market-based awards	97,565	373,396	175,952
Plus: unsettled shares under open forward equity contracts	—	1	1,772
Diluted weighted average shares of common stock outstanding	134,645,651	118,715,838	104,535,384

Net income per share attributable to common stockholders - diluted	$2.04	$1.35	$0.15

Potentially dilutive shares of common stock related to:
Unvested restricted share awards	67,206	95,411	62,448

(1) Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

NOTE 11. RELATED PARTY TRANSACTIONS

Asset Management Agreement and Interim Management Agreement

In conjunction with the Spin-Off, the Company entered into the Asset Management Agreement to provide various management services to SMTA. On June 2, 2019, the Company and SMTA entered into a termination agreement of the Asset Management Agreement and concurrently entered into the Interim Management Agreement, which was subsequently terminated September 4, 2020. Asset management fees of $0.7 million were earned during the year ended December 31, 2020 and are included in related party fee income in the consolidated statements of operations.

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

NOTE 12. INCOME TAXES

The Company’s total income tax expense was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
State income tax	$890	$605	$128
Federal income tax	7	2	145
Total income tax expense	$897	$607	$273

The Operating Partnership is a partnership for federal income tax purposes. Partnerships are pass-through entities and are not subject to U.S. federal income taxes, and therefore, no provision has been made for federal income taxes in the consolidated financial statements. Although most states and cities where the Operating Partnership operates follow the U.S. federal income tax treatment, there are certain jurisdictions such as Texas, Tennessee and Ohio that impose income or franchise taxes on partnerships. The Company’s deferred income tax expense and its ending balance in deferred tax assets and liabilities, which are recorded within accounts payable, accrued expenses and other liabilities in the consolidated balance sheets, were immaterial as of December 31, 2022, 2021 and 2020.

The Operating Partnership transferred its rights and obligations under the Asset Management Agreement to Spirit Realty AM Corporation (“SRAM”), a wholly-owned taxable REIT subsidiary of Spirit, on April 1, 2019. This agreement was subsequently terminated and simultaneously replaced by the Interim Management Agreement, effective from September 20, 2019 through September 4, 2020. The Operating Partnership allocated personnel and other general and administrative costs to SRAM for management services provided to SMTA. Accordingly, all asset management fees earned from April 1, 2019 through September 4, 2020 were subject to income tax.

To the extent that the Company acquires property that has been owned by a C corporation in a transaction in which the tax basis of the property carries over, and the Company recognizes a gain on the disposition of such property during the subsequent recognition period, it will be required to pay tax at the regular corporate tax rate to the extent of such built-in gain. No properties subject to state built-in gain tax were sold during the years ended December 31, 2022, 2021 or 2020.

The Corporation has federal net operating loss carry-forwards for income tax purposes totaling $66.1 million for each of the years ended December 31, 2022, 2021 and 2020. These losses, which begin to expire in 2027 through 2034, are available to reduce future taxable income or distribution requirements, subject to certain ownership change limitations. The Corporation intends to make annual distributions at least equal to its taxable income and thus does not expect to utilize its net operating loss carryforwards in the foreseeable future.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

The Company files federal, state and local income tax returns. Federal tax returns for years prior to 2019 are no longer subject to examination. Additionally, state tax returns for years prior to 2018 are generally no longer subject to examination. The Company recognizes any interest related to underpayment of income taxes as interest expense and recognizes any penalties as operating expenses. There was no material interest or penalties for the years ended December 31, 2022, 2021 and 2020. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Common stock dividends paid were characterized for tax as follows (per share):

	Year Ended December 31,
	2022	2021	2020
Ordinary income	$2.41	$1.37	$1.80
Return of capital	0.06	1.14	0.70
Capital gain	0.11	—	—
Total	$2.58	$2.51	$2.50

NOTE 13. CONSOLIDATED QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited consolidated financial information for each of the four quarters included in the years ended December 31, 2022 and 2021 (in thousands, except share and per share data):

2022	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Year
Total operating revenues	$168,396	$174,935	$182,904	$183,394	$709,629
Depreciation and amortization	(69,108)	(72,898)	(74,600)	(76,379)	(292,985)
Interest	(26,023)	(27,594)	(30,956)	(33,049)	(117,622)
Other operating expenses	(23,593)	(30,631)	(24,010)	(51,679)	(129,913)
Loss on debt extinguishment	(172)	—	—	—	(172)
Gain on disposition of assets	877	38,928	23,302	47,793	110,900
Other income	5,679	—	—	—	5,679
Net income	56,056	82,740	76,640	70,080	285,516
Dividends paid to preferred stockholders	(2,588)	(2,588)	(2,587)	(2,587)	(10,350)
Net income attributable to common stockholders	$53,468	$80,152	$74,053	$67,493	$275,166

Net income per share attributable to common stockholders - basic	$0.42	$0.60	$0.54	$0.48	$2.04
Net income per share attributable to common stockholders - diluted	$0.42	$0.60	$0.54	$0.48	$2.04

Dividends declared per common share	$0.638	$0.638	$0.663	$0.663	$2.602

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

December 31, 2022

2021	First	Second	Third	Fourth
(Unaudited)	Quarter	Quarter	Quarter	Quarter	Year
Total operating revenues	$135,141	$164,626	$152,568	$156,055	$608,390
Depreciation and amortization	(57,087)	(60,074)	(63,061)	(64,402)	(244,624)
Interest	(26,624)	(26,170)	(25,078)	(25,131)	(103,003)
Other operating expenses	(25,558)	(27,955)	(24,005)	(23,825)	(101,343)
(Loss) gain on debt extinguishment	(29,177)	(10)	1	—	(29,186)
Gain on disposition of assets	1,836	37,507	453	1,672	41,468
Net (loss) income	(1,469)	87,924	40,878	44,369	171,702
Dividends paid to preferred stockholders	(2,588)	(2,588)	(2,587)	(2,587)	(10,350)
Net (loss) income attributable to common stockholders	$(4,057)	$85,336	$38,291	$41,782	$161,352

Net (loss) income per share attributable to common stockholders - basic	$(0.04)	$0.74	$0.32	$0.34	$1.36
Net (loss) income per share attributable to common stockholders - diluted	$(0.04)	$0.74	$0.32	$0.34	$1.35

Dividends declared per common share	$0.625	$0.625	$0.638	$0.638	$2.526

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of Spirit Realty Capital, Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2022 of the design and operation of Spirit Realty Capital, Inc.'s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2022, that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management, including the Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for Spirit Realty Capital, Inc. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - 2013 Integrated Framework to assess the effectiveness of Spirit Realty Capital, Inc.'s internal control over financial reporting. Based upon the assessments, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, internal control over financial reporting was effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes to Spirit Realty Capital, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Spirit Realty Capital, Inc.'s internal control over financial reporting.

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

Item 10. Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning our security ownership of certain beneficial owners and management and related stockholder matters (including equity compensation plan information) required by Item 12 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships, related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2)

Financial Statements and Schedules. The following documents are filed as a part of this report (see Item 8):

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2022.

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2022.

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

10.3#	Form of Restricted Stock Award Grant Notice and Agreement filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

10.4#	Form of 2021 Performance Share Award Grant Notice and Agreement filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 5, 2021 and incorporated herein by reference.

10.5#	Form of 2022 Performance Share Award Grant Notice and Agreement, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K on February 14, 2022 and incorporated herein by reference.

10.6#	Form of Indemnification Agreement of Spirit Realty Capital, Inc. filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q on August 3, 2022 and incorporated herein by reference.

10.7#

Second Amended and Restated Employment Agreement among Spirit Realty Capital, Inc. and Jackson Hsieh, dated February 27, 2020, filed as Exhibit 10.1 to the Company’s Form 8-K on March 2, 2020 and incorporated herein by reference.

10.8#

Employment Agreement among Spirit Realty Capital, Inc. and Michael Hughes, dated March 20, 2018, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 21, 2018 and incorporated herein by reference.

10.9#

Amendment to Employment Agreement, dated February 27, 2020, by and between Spirit Realty Capital, Inc. and Michael Hughes, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 2, 2020 and incorporated herein by reference.

10.10#

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

10.14#

Director Compensation Program of Spirit Realty Capital, Inc. dated November 17, 2021, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K on February 14, 2022 and incorporated herein by reference.

10.15

Revolving Credit and Term Loan Agreement among Spirit Realty L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated January 14, 2019, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.16

Guaranty between Spirit Realty Capital, Inc. and JPMorgan Chase Bank, N.A., and acknowledged by Spirit Realty L.P., dated January 14, 2019, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on January 14, 2019 and incorporated herein by reference.

10.17

Amended and Restated Revolving Credit Agreement among Spirit Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the financial institutions party thereto as lenders from time to time, dated March 30, 2022, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on March 30, 2022 and incorporated herein by reference.

10.18

Guaranty between Spirit Realty Capital, Inc. and JPMorgan Chase Bank, N.A., and acknowledged by Spirit Realty L.P., dated March 30, 2022, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on March 30, 2022 and incorporated herein by reference.

10.19	Term Loan Agreement dated as of August 22, 2022 filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on August 22, 2022 and incorporated herein by reference.

10.20	Guaranty dated as of August 22, 2022 filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on August 22, 2022 and incorporated herein by reference.

10.21	Term Loan Agreement dated as of November 17, 2022 filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on November 17, 2022 and incorporated herein by reference.

10.22	Guaranty dated as of November 17, 2022 filed as Exhibit 10.2 to the Company's Current Report on Form 8-K on November 17, 2022 and incorporated herein by reference.

21.1*	List of Subsidiaries of Spirit Realty Capital, Inc. as of December 31, 2022.

22.1*	List of Issuers of Guaranteed Securities as of December 31, 2022.

23.1*	Consent of Ernst & Young LLP, Spirit Realty Capital, Inc.'s Independent Registered Accounting Firm.

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

101.1*

The following financial information from Spirit Realty Capital, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

104.1*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2022
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Depreciable Life
24 Hour Fitness	1	(d)	$6,982	$9,255	$(3,817)	$(5,674)	$3,165	$3,581	$6,746	(549)	1987	05/07/2015	4 to 25 years
Aaron's	25	(d)	11,215	24,883	(1,112)	(2,314)	10,103	22,569	32,672	(7,675)	1957 - 2008	07/17/2013	1 to 49 years
Academy Sports + Outdoors	9	(d)	20,495	51,603	—	76	20,495	51,679	72,174	(8,280)	1996 - 2015	07/17/2013 - 11/30/2021	9 to 37 years
Accel International	3	(d)	8,691	22,860	—	—	8,691	22,860	31,551	(5,427)	1990 - 2018	12/17/2014 - 06/03/2021	9 to 30 years
Advance Auto Parts	54	(d)	27,610	49,920	—	(76)	27,610	49,844	77,454	(14,449)	1965 - 2008	07/17/2013 - 11/25/2019	4 to 50 years
Advanced Distributor Products	1	(d)	2,134	17,583	—	—	2,134	17,583	19,717	(573)	2017	01/28/2022	3 to 37 years
Alabama Clinics	1	(d)	695	1,707	—	20	695	1,727	2,422	(458)	2012	12/21/2016	1 to 40 years
Alaska Club	5	(d)	14,160	46,839	—	—	14,160	46,839	60,999	(8,968)	1972 - 2006	08/15/2018	10 to 43 years
Albertsons	3	(d)	8,145	10,140	—	(132)	8,145	10,008	18,153	(3,962)	1983 - 1998	12/17/2013 - 04/01/2015	15 to 30 years
Alta Material Handling	3	(d)	3,199	7,542	—	—	3,199	7,542	10,741	(311)	1979 - 2005	03/29/2022	8 to 35 years
Aludyne	8	(d)	7,112	35,843	—	—	7,112	35,843	42,955	(1,612)	1969 - 2003	02/03/2021 - 09/22/2022	3 to 33 years
AMC Theatres	4	(d)	12,027	44,079	(2,405)	(8,043)	9,622	36,036	45,658	(13,756)	1997 - 2007	06/23/2004 - 07/17/2013	2 to 40 years
America's Service Station	2	(d)	2,157	2,825	—	—	2,157	2,825	4,982	(324)	2000 - 2011	11/25/2019	10 to 42 years
Amigos United	1	(d)	620	5,415	—	(156)	620	5,259	5,879	(2,027)	2000	08/25/2005	40 to 40 years
Amware Fulfillment	1	(d)	1,731	12,990	—	—	1,731	12,990	14,721	(1,402)	1969	11/10/2020	8 to 25 years
Andy's Frozen Custard	4	(d)	3,081	902	317	3,198	3,398	4,100	7,498	(773)	1995 - 2019	09/19/2014 - 09/12/2016	13 to 40 years
Ann Taylor / LOFT	2	(d)	16,637	95,965	—	—	16,637	95,965	112,602	—	2014 - 2016	12/06/2022	4 to 29 years
Anytime Fitness	2	(d)	547	1,070	—	—	547	1,070	1,617	(15)	2014 - 2018	07/28/2022	6 to 52 years
Applebee's	23	(d)	25,368	43,959	—	—	25,368	43,959	69,327	(14,185)	1990 - 2005	07/17/2013 - 11/25/2019	8 to 40 years
Arby's	12	(d)	6,265	9,685	17	(18)	6,282	9,667	15,949	(3,040)	1980 - 2004	07/17/2013 - 11/25/2019	3 to 30 years
Armacell	1	(d)	1,318	17,900	—	—	1,318	17,900	19,218	(1,617)	2005	11/10/2020	6 to 30 years
Ashley HomeStore (f)	7	(d)	13,582	30,681	(728)	(3,057)	12,854	27,624	40,478	(5,442)	1947 - 2008	07/17/2013 - 07/21/2022	3 to 45 years
At Home (f)	16	(d)	70,855	125,450	—	134	70,855	125,584	196,439	(23,418)	1965 - 2021	08/01/2016 - 05/26/2022	5 to 44 years
AT&T	1	(d)	2,873	8,252	—	(401)	2,873	7,851	10,724	(1,690)	2002	07/17/2013	16 to 48 years
ATC Fitness	1	(d)	1,187	1,817	—	—	1,187	1,817	3,004	(615)	2014	09/17/2014	15 to 40 years
Auria St. Clair	1	(d)	1,511	6,379	—	—	1,511	6,379	7,890	(1,081)	1991	01/09/2020	9 to 26 years
Auto Driveaway	1	(d)	2,526	543	—	—	2,526	543	3,069	(64)	2020	10/11/2022	7 to 53 years
Avalon Flooring	1	(d)	753	3,299	—	—	753	3,299	4,052	(864)	2006	03/31/2015	11 to 40 years
Bagger Dave's Burger Tavern	2	(d)	1,069	429	—	—	1,069	429	1,498	(148)	1927 - 1985	11/25/2019	6 to 27 years
Bank of America	1	(d)	13,131	74,628	—	1,312	13,131	75,940	89,071	(7,895)	1974	09/26/2019	9 to 52 years
Best Buy (f)	9	(d)	21,346	51,864	—	134	21,346	51,998	73,344	(8,571)	1984 - 2002	07/17/2013 - 06/30/2022	4 to 41 years
Better Being Co.	1	(d)	3,407	46,940	—	—	3,407	46,940	50,347	(417)	2005	09/26/2022	11 to 30 years
Big Lots (f)	2	(d)	3,498	3,398	—	7,499	3,498	10,897	14,395	(1,227)	1987 - 1988	07/17/2013 - 05/13/2022	8 to 30 years
Big Sandy Furniture	7	(d)	5,327	18,252	—	24	5,327	18,276	23,603	(4,115)	1976 - 1998	11/25/2019	3 to 34 years
Binswanger Glass	9	(d)	3,696	14,737	—	—	3,696	14,737	18,433	(242)	1957 - 1983	08/23/2022	5 to 35 years
BJ's Wholesale Club	11	(d)	58,082	162,530	—	229	58,082	162,759	220,841	(27,524)	1993 - 2021	07/17/2013 - 08/12/2022	8 to 50 years
Black Box	1	(d)	5,470	24,982	—	—	5,470	24,982	30,452	(887)	1983	04/29/2022	6 to 26 years
BlueLinx	3	(d)	37,932	71,290	—	52	37,932	71,342	109,274	(8,841)	1988 - 1996	04/07/2021	7 to 27 years
Bob’s Discount Furniture	1	(d)	3,776	8,024	—	—	3,776	8,024	11,800	(224)	2008	01/31/2022	7 to 46 years
Books-A-Million	1	(d)	575	2,568	—	(6)	575	2,562	3,137	(824)	2001	07/17/2013	7 to 45 years
Boscovs	1	(d)	1,803	4,314	—	—	1,803	4,314	6,117	(1,247)	1970	11/25/2019	3 to 25 years
Brookshire Brothers	7	(d)	4,397	8,077	—	(589)	4,397	7,488	11,885	(6,016)	1971 - 2004	12/01/2005 - 03/31/2014	10 to 30 years
Buffalo Wild Wings	5	(d)	8,282	5,665	—	—	8,282	5,665	13,947	(2,413)	2003 - 2015	11/05/2014 - 11/25/2019	9 to 40 years
Builders FirstSource	2	(d)	6,280	5,800	—	242	6,280	6,042	12,322	(990)	1973 - 2005	05/13/2021 - 11/08/2021	3 to 39 years
Burger King	15	(d)	8,939	9,665	—	—	8,939	9,665	18,604	(3,949)	1976 - 1998	09/29/2006 - 11/25/2019	3 to 34 years
Burlington (f)	1	(d)	5,741	12,303	—	—	5,741	12,303	18,044	(324)	1966	06/30/2022	6 to 25 years
Caliber Collision	3	(d)	4,587	6,250	—	65	4,587	6,315	10,902	(1,720)	1986 - 2016	12/28/2016 - 11/25/2019	4 to 50 years
Camping World	7	(d)	22,547	16,301	—	15,957	22,547	32,258	54,805	(9,653)	2004 - 2016	03/27/2015 - 11/25/2019	9 to 40 years
Car Wash USA Express	21	(d)	13,035	63,614	—	—	13,035	63,614	76,649	(6,880)	1998 - 2018	09/27/2019	9 to 39 years
CarMax	7	(d)	45,244	48,842	—	(244)	45,244	48,598	93,842	(12,620)	1994 - 2005	06/30/2005 - 11/25/2019	6 to 40 years
Chapala	1	(d)	477	139	—	—	477	139	616	(54)	1998	11/25/2019	3 to 20 years
Charleston's Restaurant	2	(d)	2,620	6,455	—	12	2,620	6,467	9,087	(1,328)	1992 - 2002	11/25/2019	2 to 20 years
Childcare Network	20	(d)	9,432	18,736	—	36	9,432	18,772	28,204	(6,121)	1949 - 2016	10/31/2014 - 02/23/2017	4 to 50 years
Childtime	6	(d)	2,106	4,181	—	—	2,106	4,181	6,287	(2,081)	1974 - 2010	07/17/2013 - 02/19/2015	8 to 40 years

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2022
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Depreciable Life
Chili's	3	(d)	2,628	3,337	(735)	—	1,893	3,337	5,230	(1,281)	1985 - 1999	07/17/2013	11 to 35 years
Chuck-A-Rama and Grub Steak	12	(d)	8,406	23,314	—	—	8,406	23,314	31,720	(4,123)	1964 - 2011	01/22/2019	9 to 37 years
Church's Chicken	160	(d)	65,562	77,569	(304)	(53)	65,258	77,516	142,774	(37,301)	1965 - 2007	07/17/2013	3 to 40 years
Cinemark	1	(d)	4,023	10,346	—	52	4,023	10,398	14,421	(1,929)	2016	02/21/2017	15 to 50 years
Circle K	71	(d)	51,773	85,711	(21)	—	51,752	85,711	137,463	(42,690)	1950 - 2005	07/17/2013	3 to 38 years
City Electric Supply	74	(d)	27,568	74,284	31	779	27,599	75,063	102,662	(5,670)	1935 - 2017	11/30/2020	5 to 48 years
Clean Freak	10	(d)	13,899	16,644	152	3,133	14,051	19,777	33,828	(3,287)	1970 - 2022	09/29/2016 - 07/07/2022	13 to 50 years
Coastal Construction Products	4	(d)	5,623	10,074	—	33	5,623	10,107	15,730	(610)	1963 - 2007	03/30/2021 - 03/15/2022	5 to 39 years
Coil Tubing Partners	1	(d)	2,343	4,950	—	—	2,343	4,950	7,293	(84)	2019	08/23/2022	4 to 43 years
Colbert Packaging	2	(d)	1,835	22,707	—	—	1,835	22,707	24,542	—	1989 - 2015	12/20/2022	5 to 33 years
Columbus Fish Market	1	(d)	2,164	1,165	—	—	2,164	1,165	3,329	(847)	1960	07/17/2013	9 to 23 years
Conney Safety	1	(d)	1,189	11,451	—	—	1,189	11,451	12,640	(1,724)	1986	01/09/2020	8 to 23 years
Convergys	1	(d)	808	6,045	(266)	(1,580)	542	4,465	5,007	—	2008	07/17/2013	3 to 42 years
Cost-U-Less	1	(d)	2,132	5,992	—	—	2,132	5,992	8,124	(2,133)	2005	07/17/2013	8 to 37 years
Crash Champions	24	(d)	30,873	43,757	—	5	30,873	43,762	74,635	(2,960)	1976 - 2004	11/25/2019 - 11/16/2021	7 to 40 years
Crème de la Crème	5	(d)	10,538	18,955	—	61	10,538	19,016	29,554	(2,219)	2007 - 2009	11/25/2019	7 to 41 years
Crunch Fitness	6	(d)	7,424	21,920	—	3,036	7,424	24,956	32,380	(5,470)	1993 - 2017	11/29/2016 - 11/25/2019	8 to 44 years
C-Store	233	(d)	162,580	136,269	(649)	3,464	161,931	139,733	301,664	(66,376)	1945 - 2011	07/02/2007 - 06/28/2019	8 to 40 years
Curacao (f)	1	(d)	9,470	13,326	(2,049)	(5,007)	7,421	8,319	15,740	(1,265)	1968	12/30/2014	6 to 24 years
Curt Manufacturing	2	(d)	4,582	13,044	—	130	4,582	13,174	17,756	(1,848)	2009 - 2010	11/13/2020	9 to 29 years
CVS	30	(d)	29,087	82,977	(301)	(1,424)	28,786	81,553	110,339	(25,682)	1994 - 2007	07/17/2013	7 to 43 years
Dairy Queen	4	(d)	2,570	4,333	—	90	2,570	4,423	6,993	(1,255)	1984 - 2010	02/16/2017	5 to 40 years
Dave & Buster's / Main Event	15	(d)	47,735	85,944	2,161	25,241	49,896	111,185	161,081	(26,548)	1995 - 2021	09/30/2005 - 03/02/2022	7 to 50 years
David's Bridal (f)	2	(d)	1,461	4,727	—	54	1,461	4,781	6,242	(1,285)	2005 - 2006	07/17/2013	11 to 48 years
Davis-Standard	2	(d)	3,181	15,331	—	71	3,181	15,402	18,583	(3,562)	1969 - 1983	10/27/2016	5 to 40 years
Deep Well Services	2	(d)	2,406	5,938	—	—	2,406	5,938	8,344	(89)	2018 - 2019	08/23/2022	3 to 43 years
Defined Fitness	7	(d)	16,187	35,280	—	6	16,187	35,286	51,473	(7,473)	1972 - 2020	04/23/2015 - 11/24/2020	14 to 45 years
Defy Trampoline Park (f)	10	(d)	12,493	22,679	521	3,758	13,014	26,437	39,451	(8,016)	1970 - 2018	09/30/2015 - 08/31/2018	9 to 40 years
Denny's	2	(d)	997	1,409	(24)	25	973	1,434	2,407	(422)	1995 - 1996	03/20/2015 - 11/25/2019	8 to 20 years
Dillon Tire	1	(d)	1,144	2,935	—	—	1,144	2,935	4,079	(1,224)	1972	11/25/2019	2 to 10 years
Direct Shot Distributing	1	(d)	6,447	20,390	—	—	6,447	20,390	26,837	(1,874)	2020	11/10/2020	6 to 34 years
Dollar General	84	(d)	30,981	71,005	—	70	30,981	71,075	102,056	(17,118)	1975 - 2021	07/17/2013 - 06/14/2022	5 to 44 years
Dollar Tree / Family Dollar (f)	132	(d)	52,675	102,122	(486)	(1,426)	52,189	100,696	152,885	(16,522)	1921 - 2022	07/17/2013 - 11/30/2022	3 to 50 years
Drive Time	2	(d)	2,158	2,071	—	(46)	2,158	2,025	4,183	(1,555)	1968 - 2005	11/25/2014 - 03/11/2015	10 to 40 years
Driver’s Edge	5	(d)	5,737	5,766	—	—	5,737	5,766	11,503	(512)	1999 - 2017	02/02/2021	11 to 38 years
Duluth Trading Co.	1	(d)	2,776	3,990	—	367	2,776	4,357	7,133	(1,249)	2007	07/17/2013	10 to 47 years
DWM Holdings, Inc.	1	(d)	2,056	4,198	—	—	2,056	4,198	6,254	(128)	1967	09/15/2022	7 to 22 years
Eddie Merlot's	1	(d)	1,184	2,776	(885)	(2,079)	299	697	996	(107)	1997	11/25/2019	6 to 22 years
El Chico	1	(d)	1,337	61	(844)	(39)	493	22	515	(29)	1976	11/25/2019	6 to 14 years
Emagine Theaters	13	(d)	31,129	36,424	(419)	23,260	30,710	59,684	90,394	(16,436)	1984 - 2013	07/29/2016 - 11/25/2019	3 to 36 years
EMCOR	3	(d)	4,292	8,033	—	—	4,292	8,033	12,325	(372)	1986 - 2009	04/21/2022 - 06/29/2022	4 to 40 years
Everbrook Academy	4	(d)	5,736	16,195	—	104	5,736	16,299	22,035	(648)	1996 - 2020	09/30/2021 - 12/22/2021	10 to 44 years
Exceptional Health	3	(d)	4,495	12,652	—	6,648	4,495	19,300	23,795	(3,086)	2014 - 2016	03/30/2016 - 12/01/2016	16 to 50 years
FABco	2	(d)	10,341	28,364	—	17	10,341	28,381	38,722	(1,624)	1977 - 2015	12/14/2021	8 to 25 years
Family Fare Supermarket	1	(d)	2,198	3,328	—	(67)	2,198	3,261	5,459	(1,893)	1982	12/17/2013	15 to 20 years
Family Medical Center	1	(d)	521	2,589	—	65	521	2,654	3,175	(969)	1988	08/18/2014	7 to 30 years
Fazoli's	3	(d)	2,186	136	—	—	2,186	136	2,322	(78)	1982	08/27/2009 - 11/25/2019	7 to 18 years
FedEx	6	(d)	33,331	67,662	631	426	33,962	68,088	102,050	(16,844)	1996 - 2017	07/17/2013 - 09/29/2020	6 to 44 years
Ferguson Enterprises	7	(d)	19,992	54,454	—	—	19,992	54,454	74,446	(28,930)	2006 - 2007	07/17/2013	8 to 46 years
FHE	2	(d)	3,236	14,281	—	11	3,236	14,292	17,528	(1,644)	2007 - 2019	06/28/2019	10 to 45 years
Fiesta Mart (f)	1	(d)	3,975	—	—	—	3,975	—	3,975	—	(e)	07/17/2013	(e)
Finish Line Car Wash	1	(d)	1,565	4,051	—	19	1,565	4,070	5,635	(240)	2013	09/28/2021	13 to 36 years
Fire King	1	(d)	941	5,078	—	65	941	5,143	6,084	(632)	1977	12/20/2019	9 to 30 years
Flowers Foods	1	(d)	262	1,607	—	—	262	1,607	1,869	(27)	1975	08/30/2022	6 to 25 years

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2022
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Depreciable Life
Food City	3	(d)	4,591	15,150	—	—	4,591	15,150	19,741	(5,104)	1969 - 2001	09/30/2014	10 to 40 years
Food Lion	1	(d)	696	5,402	—	—	696	5,402	6,098	(1,543)	1988	09/30/2014	10 to 40 years
Forum Energy Technologies	4	(d)	7,287	27,306	—	—	7,287	27,306	34,593	—	1979 - 2014	11/29/2022	10 to 33 years
Fox Rehabilitation Services	1	(d)	4,078	6,076	—	—	4,078	6,076	10,154	(2,019)	1998	11/23/2016	9 to 30 years
Freddy's Frozen Custard & Steakburgers	1	(d)	594	1,196	—	—	594	1,196	1,790	(199)	2016	06/28/2019	8 to 34 years
Fresenius Medical Care	1	(d)	482	1,139	—	(91)	482	1,048	1,530	(368)	2008	08/18/2014	7 to 22 years
General Aluminum Mfg. Company (f)	1	(d)	2,124	10,152	—	—	2,124	10,152	12,276	(401)	1963	02/04/2022	7 to 27 years
Georgia Theatre	4	(d)	9,034	33,747	—	—	9,034	33,747	42,781	(8,395)	2001 - 2010	12/30/2014	15 to 40 years
Golden Corral	10	(d)	12,453	29,986	—	—	12,453	29,986	42,439	(5,249)	1993 - 2011	07/17/2013 - 06/28/2022	5 to 35 years
Gourmet Foods	2	(d)	6,224	8,369	—	—	6,224	8,369	14,593	(1,100)	1958 - 1986	10/11/2019	8 to 35 years
GQT Riverview 14 GDX	1	(d)	4,970	4,014	—	8,907	4,970	12,921	17,891	(2,268)	2016	11/05/2015	12 to 50 years
Grease Monkey	29	(d)	8,374	15,376	—	—	8,374	15,376	23,750	(9,507)	1968 - 1998	09/07/2007 - 11/25/2019	6 to 40 years
Great Western Leasing & Sales	1	(d)	2,114	5,251	—	—	2,114	5,251	7,365	—	2001	12/19/2022	9 to 24 years
GTA Containers	1	(d)	3,064	9,343	—	—	3,064	9,343	12,407	(305)	2009	02/16/2022	13 to 38 years
GXO Logistics (f)	1	(d)	3,755	37,271	—	—	3,755	37,271	41,026	(1,254)	2002	01/19/2022	4 to 32 years
H&E Equipment Services	1	(d)	1,790	1,267	—	—	1,790	1,267	3,057	(954)	2014	09/30/2014	11 to 30 years
Hardee's	34	(d)	13,901	18,960	—	—	13,901	18,960	32,861	(10,809)	1969 - 1999	12/21/2012 - 11/25/2019	5 to 30 years
Harley Davidson	1	(d)	908	4,691	—	—	908	4,691	5,599	(142)	2000	05/11/2022	6 to 30 years
Hartford Provision Company	1	(d)	1,590	6,774	—	632	1,590	7,406	8,996	(3,046)	1982	05/05/2015	7 to 20 years
Hatch Stamping	3	(d)	2,411	9,705	—	—	2,411	9,705	12,116	(2,005)	1975 - 2001	06/17/2019	6 to 25 years
Havana Farm and Home Supply	1	(d)	526	813	—	(32)	526	781	1,307	(528)	2000	05/31/2006	15 to 30 years
Health Point Family Medicine	1	(d)	159	1,124	—	(24)	159	1,100	1,259	(290)	2012	08/18/2014	15 to 40 years
Hobby Lobby (f)	2	(d)	8,941	17,280	—	128	8,941	17,408	26,349	(3,199)	2006 - 2021	07/17/2013 - 02/04/2022	4 to 50 years
Home Depot (f)	8	(c), (d)	59,098	67,982	13	535	59,111	68,517	127,628	(26,382)	1978 - 2003	07/17/2013 - 06/28/2021	1 to 33 years
HomTex	5	(d)	5,307	21,799	—	—	5,307	21,799	27,106	(434)	1960 - 1989	06/30/2022 - 10/04/2022	6 to 29 years
Hy-Vee Food Store (f)	1	(d)	648	379	—	(100)	648	279	927	(405)	1974	05/31/2006	15 to 20 years
IBM	1	(d)	3,154	19,715	—	12,816	3,154	32,531	35,685	(7,401)	1989	08/02/2017	5 to 30 years
In-Shape	2	(d)	3,146	7,985	—	2,244	3,146	10,229	13,375	(3,184)	1964 - 2001	12/05/2014 - 09/04/2015	10 to 30 years
Insurance Auto Auction	3	(d)	15,741	3,162	—	—	15,741	3,162	18,903	(3,644)	2012 - 2020	09/11/2018 - 11/30/2020	7 to 35 years
Interstate Resources	1	(d)	1,084	5,507	—	1,359	1,084	6,866	7,950	(2,687)	1999	07/17/2013	8 to 26 years
Invited Clubs	21	(d)	153,144	48,864	—	4,492	153,144	53,356	206,500	(15,263)	1959 - 2008	07/19/2021 - 09/27/2022	4 to 39 years
J. Jill	1	(d)	7,420	19,608	—	—	7,420	19,608	27,028	(11,255)	1998	07/17/2013	8 to 25 years
Jiffy Lube	17	(d)	14,478	17,335	—	1,448	14,478	18,783	33,261	(3,154)	1985 - 2002	03/19/2013 - 12/09/2021	9 to 43 years
Jo-Ann's (f)	3	(d)	5,425	8,958	151	376	5,576	9,334	14,910	(3,430)	1998 - 2000	07/17/2013	7 to 43 years
KFC	18	(d)	9,506	12,023	109	118	9,615	12,141	21,756	(5,019)	1966 - 2016	10/03/2011 - 12/23/2020	10 to 40 years
KinderCare	1	(d)	870	2,912	—	—	870	2,912	3,782	(80)	2007	06/30/2022	5 to 30 years
King’s Daughters Medical Center	1	(d)	658	3,171	—	—	658	3,171	3,829	(988)	2013	08/18/2014	9 to 40 years
Kiolbassa	2	(d)	4,088	9,105	—	2,122	4,088	11,227	15,315	(937)	2004 - 2007	05/07/2020	8 to 30 years
Kohl's	15	(d)	42,634	85,795	200	743	42,834	86,538	129,372	(21,262)	1994 - 2008	07/17/2013 - 06/16/2022	5 to 46 years
Kroger	1	(d)	972	8,435	—	(28)	972	8,407	9,379	(3,650)	1998	07/17/2013	9 to 25 years
L-3 Link Simulation & Training	1	(d)	1,133	9,908	—	16	1,133	9,924	11,057	(545)	1985	06/17/2021	8 to 40 years
LA Fitness	7	(d)	21,371	51,561	(7,680)	(10,901)	13,691	40,660	54,351	(10,290)	1999 - 2009	07/17/2013 - 11/25/2019	1 to 43 years
Lamb's/Ramona Tire	5	(d)	5,598	5,224	—	—	5,598	5,224	10,822	(672)	1975 - 2012	09/27/2019	9 to 36 years
La-Z-Boy	8	(d)	13,026	36,142	(1,374)	(2,794)	11,652	33,348	45,000	(2,866)	1987 - 2006	07/17/2013 - 07/25/2022	4 to 45 years
Lee's Famous Recipe Chicken	5	(d)	1,506	1,352	—	—	1,506	1,352	2,858	(625)	1970 - 1988	08/21/2015	15 to 30 years
Levin Furniture	1	(d)	2,042	3,808	—	—	2,042	3,808	5,850	(160)	1991	06/07/2022	9 to 28 years
Liberty Oilfield Services	2	(d)	4,760	10,281	—	—	4,760	10,281	15,041	(3,171)	1977 - 2001	12/30/2014	15 to 50 years
Life Time Fitness	12	(d)	99,585	308,399	—	173	99,585	308,572	408,157	(25,997)	2002 - 2021	08/30/2018 - 05/13/2022	6 to 55 years
Lincoln Manufacturing	4	(d)	7,411	10,150	—	—	7,411	10,150	17,561	(252)	1972 - 2012	11/15/2022	1 to 34 years
Logan's Roadhouse	2	(d)	2,553	4,074	(1,822)	(2,941)	731	1,133	1,864	(221)	1996 - 2007	07/17/2013	5 to 34 years
Long John Silver's / A&W	1	(d)	1,329	—	—	—	1,329	—	1,329	—	(e)	07/17/2013	(e)
Look Cinemas	3	(d)	8,657	47,880	—	8,898	8,657	56,778	65,435	(13,564)	1997 - 2000	09/30/2015	15 to 30 years
Lowe's (f)	5	(d)	39,205	37,533	(7,896)	(6,216)	31,309	31,317	62,626	(13,206)	1991 - 1998	07/17/2013	8 to 36 years
Lutheran Health Physicians	1	(d)	220	278	68	(30)	288	248	536	(168)	2007	08/18/2014	10 to 20 years

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2022
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Depreciable Life
MAACO	3	(d)	2,501	2,815	(759)	(63)	1,742	2,752	4,494	(687)	1950 - 1999	03/31/2017	6 to 30 years
Mac Papers + Packaging	12	(d)	14,377	63,823	—	—	14,377	63,823	78,200	(6,448)	1956 - 2016	03/12/2020 - 08/07/2020	6 to 46 years
Malibu Boats	2	(d)	4,644	13,911	—	—	4,644	13,911	18,555	(8,386)	1992 - 1998	03/31/2008	15 to 30 years
Market Street	2	(d)	3,559	10,834	(10)	(775)	3,549	10,059	13,608	(6,115)	1997 - 1999	05/23/2005	20 to 40 years
Mattress Firm	1	(d)	596	872	—	216	596	1,088	1,684	(461)	1998	07/17/2013	9 to 45 years
Michael's (f)	1	(d)	1,114	6,726	—	—	1,114	6,726	7,840	(2,746)	2002	07/17/2013	9 to 49 years
Milo's	9	(d)	5,260	7,074	—	475	5,260	7,549	12,809	(3,405)	1977 - 2008	03/29/2013 - 11/25/2019	8 to 29 years
Mister Car Wash	22	(d)	41,796	48,845	536	285	42,332	49,130	91,462	(16,466)	1956 - 2016	05/15/2013 - 11/16/2021	3 to 40 years
Mojo Grill	1	(d)	619	236	—	500	619	736	1,355	(178)	1996	10/26/2018	8 to 23 years
Monterey's Tex Mex	1	(d)	818	670	—	—	818	670	1,488	(147)	1988	11/25/2019	3 to 23 years
Mountainside Fitness	1	(d)	1,687	2,935	—	264	1,687	3,199	4,886	(406)	2002	11/25/2019	3 to 35 years
MPI	4	(d)	2,212	15,217	—	—	2,212	15,217	17,429	(472)	1963 - 2009	03/29/2022	5 to 34 years
Mr. Clean/Jiffy Lube	2	(d)	4,964	3,351	—	—	4,964	3,351	8,315	(546)	1996 - 1998	09/11/2019	10 to 30 years
NextCare Urgent Care	1	(d)	271	728	—	—	271	728	999	(218)	1985	08/18/2014	8 to 40 years
NN, Inc.	1	(d)	3,595	21,969	—	122	3,595	22,091	25,686	(746)	2019	12/29/2021	12 to 39 years
Northern Tool & Equipment	1	(d)	1,728	3,437	—	—	1,728	3,437	5,165	(1,117)	2006	07/17/2013	8 to 43 years
NWN Carousel	1	(d)	1,136	7,989	—	—	1,136	7,989	9,125	—	1970	12/28/2022	10 to 33 years
Off Lease Only	5	(d)	65,556	38,688	—	1,989	65,556	40,677	106,233	(5,011)	1988 - 2021	09/09/2020 - 05/13/2022	14 to 45 years
Office Depot (f)	6	(d)	5,561	14,526	—	288	5,561	14,814	20,375	(4,605)	1999 - 2009	07/17/2013	8 to 47 years
Ojos Locos Sports Cantina	1	(d)	1,725	1,470	—	—	1,725	1,470	3,195	(532)	2014	04/15/2015	15 to 30 years
Old Time Pottery	3	(d)	6,071	12,093	(506)	(1,516)	5,565	10,577	16,142	(5,117)	1985 - 1994	07/17/2013 - 05/08/2015	3 to 20 years
Ollie's (f)	1	(d)	3,417	3,524	—	—	3,417	3,524	6,941	—	1988	11/22/2022	5 to 45 years
O'Reilly Auto Parts	1	(d)	161	—	—	—	161	—	161	—	(e)	11/25/2019	(e)
Party City	3	(d)	11,849	116,669	—	—	11,849	116,669	128,518	(11,132)	1991 - 2015	06/28/2019	9 to 42 years
Pawn I	2	(d)	1,440	3,684	—	—	1,440	3,684	5,124	(767)	1994 - 2009	07/31/2015	15 to 50 years
Pep Boys	11	(d)	14,491	30,461	(1,936)	(5,997)	12,555	24,464	37,019	(7,163)	1987 - 1998	07/17/2013	1 to 41 years
PetSmart	3	(d)	4,247	10,208	—	—	4,247	10,208	14,455	(3,110)	1996 - 1997	07/17/2013	8 to 44 years
PetSuites Pet Resort & Spa	1	(d)	1,563	2,679	—	—	1,563	2,679	4,242	(375)	2018	03/29/2019	19 to 35 years
Pioneer Seeds	1	(d)	870	6,961	—	29	870	6,990	7,860	(1,367)	2016	12/16/2016	9 to 40 years
Planet Fitness	3	(d)	2,704	5,612	—	22	2,704	5,634	8,338	(2,154)	1978 - 1988	09/30/2014 - 04/15/2016	8 to 30 years
Popeye's Chicken & Biscuits	7	(d)	3,793	5,495	—	—	3,793	5,495	9,288	(1,656)	1975 - 2004	11/25/2019	4 to 19 years
PowerHome Solar	1	(d)	894	3,733	(429)	(1,800)	465	1,933	2,398	—	1975	06/23/2022	7 to 27 years
Progressive Medical Center	1	(d)	1,061	4,556	—	22	1,061	4,578	5,639	(906)	1988	10/27/2016	2 to 40 years
Quartz Health Solutions (f)	1	(d)	2,252	15,544	—	—	2,252	15,544	17,796	—	2009	12/20/2022	5 to 32 years
Rally's	1	(d)	160	693	(1)	(4)	159	689	848	(208)	1990	11/25/2019	6 to 12 years
Raymour & Flanigan Furniture	2	(d)	2,825	19,295	—	25	2,825	19,320	22,145	(2,022)	1978 - 2005	11/25/2019	7 to 43 years
Red Lobster	22	(d)	21,559	35,043	—	—	21,559	35,043	56,602	(10,981)	1971 - 2009	12/23/2014 - 12/22/2016	11 to 40 years
Red Mesa Grill	3	(d)	947	3,140	—	—	947	3,140	4,087	(873)	1997 - 2004	11/09/2015	15 to 30 years
Regal Cinemas	8	(d)	22,833	40,156	(6,080)	(788)	16,753	39,368	56,121	(11,077)	1995 - 2006	12/30/2014 - 11/23/2016	1 to 40 years
Renaissance Food	1	(d)	3,203	8,089	—	324	3,203	8,413	11,616	(990)	2016	12/03/2019	11 to 38 years
Repair One	1	(d)	574	1,349	—	—	574	1,349	1,923	(196)	1997	11/25/2019	10 to 25 years
Residence Inn by Marriott	1	(d)	4,627	28,368	—	4,729	4,627	33,097	37,724	(3,324)	2006	03/28/2019	11 to 40 years
Rite Aid	11	(d)	9,115	25,899	(378)	(1,057)	8,737	24,842	33,579	(7,518)	1993 - 2006	07/17/2013	4 to 43 years
Ross (f)	1	(d)	2,631	7,710	—	301	2,631	8,011	10,642	(2,447)	2006	07/17/2013	11 to 43 years
Ruth's Chris Steakhouse	2	(d)	3,558	3,428	—	—	3,558	3,428	6,986	(1,386)	1964 - 2000	07/17/2013	10 to 30 years
Ryerson	8	(d)	13,674	46,403	(140)	708	13,534	47,111	60,645	(9,182)	1935 - 2002	12/20/2019	4 to 27 years
Sagebrush	2	(d)	1,514	4,759	—	49	1,514	4,808	6,322	(560)	1987 - 1993	11/23/2020	7 to 23 years
Saisaki Asian Bistro and Sushi	1	(d)	1,184	311	—	—	1,184	311	1,495	(462)	1995	06/25/2004	10 to 25 years
Saltgrass	1	(d)	1,934	1,456	—	—	1,934	1,456	3,390	(312)	1998	11/25/2019	7 to 20 years
Same Day Delivery	1	(d)	2,287	4,469	(1,369)	(2,277)	918	2,192	3,110	(741)	2001	07/17/2013	4 to 30 years
Sam's Club (f)	2	(d)	12,609	16,182	295	541	12,904	16,723	29,627	(12,193)	1991 - 1993	07/17/2013	5 to 21 years
Serrano's Mexican Restaurant	2	(d)	1,031	2,161	—	—	1,031	2,161	3,192	(774)	1990 - 2004	06/14/2013	15 to 40 years
Sheffield Pharmaceuticals	1	(d)	627	4,767	—	324	627	5,091	5,718	(1,171)	1975	06/30/2016	4 to 30 years
Shiloh Industries	3	(d)	10,350	26,362	—	22	10,350	26,384	36,734	(2,815)	1987 - 2014	02/03/2021 - 08/04/2021	6 to 54 years

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2022
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Depreciable Life
Shooters World	2	(d)	4,238	15,646	390	5,508	4,628	21,154	25,782	(2,720)	1990 - 2018	06/05/2015 - 01/26/2018	13 to 45 years
Shutterfly	1	(d)	7,867	24,085	—	—	7,867	24,085	31,952	(1,853)	2020	09/15/2020	10 to 45 years
Silgan Closures	1	(d)	1,789	6,634	—	—	1,789	6,634	8,423	(244)	1980	03/03/2022	7 to 36 years
Skyline Chili	2	(d)	1,437	1,073	—	—	1,437	1,073	2,510	(280)	1998	11/25/2019	8 to 18 years
Slim Chickens	2	(d)	1,687	2,122	—	—	1,687	2,122	3,809	(499)	2013 - 2015	03/31/2015 - 11/25/2019	7 to 40 years
Smokey Bones Barbecue & Grill	13	(d)	18,287	10,375	(350)	(261)	17,937	10,114	28,051	(8,447)	1972 - 2006	12/31/2007	15 to 40 years
Smoothie King	1	(d)	208	302	—	(2)	208	300	508	(175)	2007	07/17/2013	13 to 24 years
Sonic Drive-In	39	(d)	23,233	17,930	—	—	23,233	17,930	41,163	(7,586)	1976 - 2010	09/17/2013 - 06/24/2022	2 to 30 years
Sonny's BBQ	8	(d)	10,665	9,510	—	1,117	10,665	10,627	21,292	(2,448)	1984 - 2006	12/28/2016 - 06/09/2017	6 to 40 years
Southern Theatres	2	(d)	10,335	13,237	—	2,500	10,335	15,737	26,072	(5,522)	1999 - 2000	09/25/2014	15 to 30 years
Southwest Airlines	1	(d)	5,342	14,369	—	—	5,342	14,369	19,711	(530)	2007	03/14/2022	9 to 35 years
Specialists in Urology	9	(d)	7,469	32,725	(231)	(680)	7,238	32,045	39,283	(9,542)	1978 - 2012	08/30/2012 - 03/31/2016	9 to 50 years
Sportsman's Warehouse	10	(d)	22,470	50,539	—	7	22,470	50,546	73,016	(15,292)	1991 - 2019	10/15/2012 - 06/28/2022	7 to 50 years
Staples	7	(d)	5,652	18,091	—	(22)	5,652	18,069	23,721	(4,691)	1998 - 2006	07/17/2013 - 04/07/2022	8 to 48 years
Starbucks	4	(d)	1,692	2,586	—	(15)	1,692	2,571	4,263	(1,126)	2007	07/17/2013	10 to 39 years
Stater Bros. Markets	1	(d)	1,569	4,271	—	(58)	1,569	4,213	5,782	(1,580)	1983	12/17/2013	15 to 30 years
Strickland Brothers	22	(d)	12,382	13,457	12	414	12,394	13,871	26,265	(606)	1983 - 2018	12/07/2021 - 12/22/2021	5 to 39 years
Studio Movie Grill	1	(d)	2,930	7,616	—	267	2,930	7,883	10,813	(1,774)	1987	03/15/2017	10 to 40 years
SunOpta	1	(d)	4,127	3,866	3,471	55,837	7,598	59,703	67,301	(252)	2022	08/13/2021	20 to 50 years
Surf's Up Car Wash	16	(d)	31,245	64,259	—	184	31,245	64,443	95,688	(2,691)	2008 - 2022	10/06/2021 - 05/18/2022	11 to 40 years
Taco Bell	3	(d)	1,343	2,642	—	(12)	1,343	2,630	3,973	(1,022)	1992 - 2012	03/29/2013 - 07/17/2013	7 to 35 years
Taco Bell / KFC	1	(d)	389	1,425	—	(6)	389	1,419	1,808	(563)	2000	07/17/2013	10 to 30 years
Taco Bueno	19	(d)	12,789	14,826	—	(52)	12,789	14,774	27,563	(4,771)	1977 - 2005	06/30/2016 - 11/25/2019	8 to 30 years
Ted's Cafe Escondido	2	(d)	2,968	4,554	—	—	2,968	4,554	7,522	(913)	2006 - 2013	11/25/2019	7 to 20 years
Terra Mulch Products	1	(d)	1,356	5,406	—	—	1,356	5,406	6,762	(1,963)	2006	05/11/2015	10 to 30 years
Tesla	1	(d)	1,893	6,154	—	85	1,893	6,239	8,132	(468)	1980	12/22/2020	10 to 35 years
Texas Corral	1	(d)	549	752	—	—	549	752	1,301	(430)	2006	12/21/2007	15 to 50 years
Texas Roadhouse	1	(d)	1,214	1,412	—	—	1,214	1,412	2,626	(209)	2005	11/25/2019	5 to 33 years
The Children's Courtyard	1	(d)	334	2,146	—	12	334	2,158	2,492	(436)	2003	03/31/2017	15 to 30 years
The Gerson Company	1	(d)	6,381	30,134	—	161	6,381	30,295	36,676	(1,676)	1960	12/09/2021	10 to 27 years
The Toledo Hospital	1	(d)	728	3,440	—	—	728	3,440	4,168	(1,429)	2002	08/18/2014	9 to 30 years
TI Group Automotive	1	(d)	3,939	7,950	—	—	3,939	7,950	11,889	(1,181)	2005	11/19/2020	9 to 32 years
Tire Warehouse	1	(d)	695	944	—	12	695	956	1,651	(188)	1993	11/25/2019	5 to 22 years
TJ Maxx (f)	1	(d)	578	2,063	—	358	578	2,421	2,999	(1,445)	1988	07/17/2013	5 to 20 years
Topgolf	2	(d)	9,337	9,595	3,450	6,572	12,787	16,167	28,954	(2,474)	2018	12/10/2018 - 10/28/2022	11 to 45 years
Tower Automotive	1	(d)	5,344	28,900	—	—	5,344	28,900	34,244	(3,992)	1990	01/28/2020	9 to 30 years
Tractor Supply	20	(c), (d)	22,622	37,122	575	(108)	23,197	37,014	60,211	(18,480)	1975 - 2011	07/17/2013 - 11/13/2015	2 to 48 years
Trilogy Plastics	2	(d)	2,770	9,875	—	—	2,770	9,875	12,645	(347)	1953 - 2005	05/24/2022	6 to 22 years
Trinity Highway Products	3	(d)	14,314	50,948	—	321	14,314	51,269	65,583	(2,317)	1940 - 1992	12/31/2021	10 to 39 years
Truck-Lite	3	(d)	7,413	21,598	—	—	7,413	21,598	29,011	(1,591)	1985 - 2020	05/27/2021	7 to 54 years
Tupperware	1	(d)	17,283	19,024	—	13	17,283	19,037	36,320	(1,412)	2007	04/23/2021	10 to 35 years
Tutor Time	4	(d)	2,790	6,978	—	(33)	2,790	6,945	9,735	(1,131)	1985 - 2008	07/17/2013 - 12/29/2021	5 to 36 years
Twin Peaks	1	(d)	1,112	—	—	—	1,112	—	1,112	—	(e)	11/25/2019	(e)
Twin Tiers Eye Care	6	(d)	912	8,750	—	—	912	8,750	9,662	(2,488)	1970 - 2002	04/30/2015	15 to 30 years
United Ag & Turf	10	(d)	5,130	12,405	—	—	5,130	12,405	17,535	(1,442)	1975 - 2020	01/28/2020 - 09/14/2022	6 to 40 years
United Supermarkets	6	(d)	8,332	10,703	—	(696)	8,332	10,007	18,339	(4,211)	1988 - 1999	05/23/2005 - 08/29/2011	15 to 40 years
Universal Tax Systems (f)	1	(d)	3,560	23,583	—	4,709	3,560	28,292	31,852	(6,217)	1996	07/17/2013	8 to 45 years
Vacant	2	(d)	2,260	24,457	(967)	(16,410)	1,293	8,047	9,340	(1,111)	1989 - 2004	07/17/2013 - 08/02/2017	5 to 40 years
Valley Surgical Center	1	(d)	363	3,726	—	—	363	3,726	4,089	(937)	2009	08/18/2014	14 to 40 years
Value City Furniture	1	(d)	1,465	6,860	—	—	1,465	6,860	8,325	(323)	1986	01/18/2022	7 to 27 years
VASA Fitness	5	(d)	12,105	28,454	—	110	12,105	28,564	40,669	(3,674)	1988 - 2000	11/20/2015 - 06/28/2022	8 to 45 years
Verizon	1	(d)	343	152	—	(2)	343	150	493	(183)	2007	07/17/2013	10 to 24 years
Virgin Parking Garage	1	(d)	3,375	9,040	—	—	3,375	9,040	12,415	(171)	2019	03/03/2022	15 to 44 years
Walgreens (f)	34	(d)	36,749	138,327	—	(63)	36,749	138,264	175,013	(36,439)	1994 - 2009	07/17/2013 - 09/27/2022	3 to 45 years

SPIRIT REALTY CAPITAL, INC.

Schedule III Real Estate and Accumulated Depreciation

(Amounts in thousands)

			Initial Cost (b)		Cost Capitalized / (Impaired)		Gross Amount at December 31, 2022
Tenant Concept	Number of Properties (a)	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Construction Year	Date Acquired	Depreciable Life
Walmart	3	(d)	4,009	4,577	—	(13)	4,009	4,564	8,573	(3,255)	1987 - 1991	07/17/2013 - 01/08/2019	7 to 22 years
Warrior Manufacturing	1	(d)	2,518	10,195	—	37	2,518	10,232	12,750	(478)	2007	12/16/2021	14 to 30 years
Way Interglobal	1	(d)	7,996	50,626	—	—	7,996	50,626	58,622	(295)	2022	11/15/2022	9 to 40 years
Weatherford	1	(d)	10,082	21,477	—	—	10,082	21,477	31,559	(1,229)	2011	03/25/2022	5 to 32 years
Wendy's	1	(d)	336	773	—	—	336	773	1,109	(138)	1985	11/25/2019	9 to 21 years
Whirlpool	1	(d)	10,183	23,664	—	—	10,183	23,664	33,847	(2,463)	2020	11/10/2020	5 to 31 years
Winco Foods	1	(d)	3,108	12,817	—	(16)	3,108	12,801	15,909	(3,757)	1960	07/17/2013	9 to 40 years
Winsteads	1	(d)	607	123	—	—	607	123	730	(64)	2009	11/25/2019	7 to 21 years
Worthington Steel	2	(d)	7,303	29,831	—	—	7,303	29,831	37,134	(2,494)	1997 - 2005	06/08/2021	9 to 35 years
Yard House	1	(d)	1,370	8,260	(29)	21	1,341	8,281	9,622	(811)	2013	11/25/2019	3 to 35 years
Yoke's Fresh Market	2	(d)	5,518	9,882	—	—	5,518	9,882	15,400	(3,041)	1999 - 2008	03/11/2015 - 03/12/2015	15 to 30 years
Zaxby's	3	(d)	2,259	4,964	(69)	—	2,190	4,964	7,154	(1,484)	2006 - 2010	07/01/2015 - 09/17/2015	15 to 30 years
Zips Car Wash	39	(d)	51,457	85,255	—	20,374	51,457	105,629	157,086	(8,014)	2001 - 2021	09/30/2015 - 08/04/2022	9 to 44 years
	2,097		2,774,221	5,725,590	(33,971)	166,527	2,740,250	5,892,117	8,632,367	(1,211,061)
(a)
As of December 31, 2022, the Company held one direct finance lease property and 17 held for sale properties that are not included in the table above.
(b)
The aggregate cost of properties for federal income tax purposes is approximately $7.9 billion at December 31, 2022.
(c)
Includes one property collateralized with fixed CMBS debt. See Note 4 for further details.
(d)
Includes unencumbered properties.
(e)
Represents land only properties with no depreciation and therefore date of construction and estimated life for depreciation not applicable.
(f)
Includes one or more property where tenant is anchor tenant by rent in a multi-tenant property.

	2022	2021	2020
Land, buildings, and improvements
Balance at the beginning of the year	$7,478,918	$6,392,596	$5,750,507
Additions:
Acquisitions, capital expenditures, and reclassifications from held for sale and deferred financing leases	1,497,363	1,177,140	842,891
Deductions:
Dispositions of land, buildings, and improvements	(198,280)	(38,390)	(50,853)
Reclassifications to held for sale	(93,331)	(17,047)	(69,573)
Impairments, basis reset due to impairment and other adjustments	(52,303)	(35,381)	(80,376)
Gross Real Estate Balance at close of the year	$8,632,367	$7,478,918	$6,392,596

Accumulated depreciation and amortization
Balance at the beginning of the year	$(1,033,391)	$(850,320)	$(717,097)
Additions:
Depreciation expense and reclassifications from held for sale	(248,858)	(205,881)	(177,268)
Deductions:
Dispositions of land, buildings, and improvements and other adjustments	52,420	21,952	38,723
Reclassifications to held for sale	18,768	858	5,322
Balance at close of the year	$(1,211,061)	$(1,033,391)	$(850,320)

Net Real Estate Investment	$7,421,306	$6,445,527	$5,542,276

SPIRIT REALTY CAPITAL, INC.

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2022

(In thousands)

	2022	2021	2020
Reconciliation of Mortgage Loans on Real Estate
Balance January 1,	$—	$—	$32,654
Deductions during period
Collections of principal	—	—	(31,733)
Amortization of premium	—	—	(921)
Mortgage loans receivable December 31,	—	—	—
Other loans receivable	23,023	10,450	—
Total loans receivable	$23,023	$10,450	$—

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

Date: February 28, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Jackson Hsieh, Michael Hughes, Prakash J. Parag, Jay Young, and Rochelle Thomas, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Spirit Realty Capital, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission in connection therewith, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jackson Hsieh	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023

/s/ Michael Hughes	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2023

/s/ Prakash J. Parag	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023

/s/ Kevin M. Charlton	Director	February 28, 2023

/s/ Elizabeth F. Frank	Director	February 28, 2023

/s/ Michelle M. Frymire	Director	February 28, 2023

/s/ Kristian M. Gathright	Director	February 28, 2023

/s/ Richard I. Gilchrist	Director	February 28, 2023

/s/ Diana M. Laing	Director	February 28, 2023

/s/ Nicholas P. Shepherd	Director	February 28, 2023

/s/ Thomas J. Sullivan	Director	February 28, 2023