Form 10-Q
period 2023-03-31
SPIRIT REALTY CAPITAL, INC.
filed 2023-05-03
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2023, there were 141,296,615 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

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

AOCIL	Accumulated Other Comprehensive Income / (Loss)
ASU	Accounting Standards Update
Base Cash Rent	Represents Base Rent adjusted for contractual rental income abated, deemed not probable of collection, or recovered from prior period reserves
Base Rent	Represents contractual rental income for the period, prior to deferral or abatement agreements, and excluding contingent rents.
CMBS	Commercial Mortgage-Backed Securities
Code	Internal Revenue Code of 1986, as amended
Company	The Corporation and its consolidated subsidiaries
Corporation	Spirit Realty Capital, Inc., a Maryland corporation
CPI	Consumer Price Index
EBITDAre	EBITDAre is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations

Exchange Act	Securities Exchange Act of 1934, as amended
FFO	Funds From Operations is a non-GAAP financial measure. See definition in Management's Discussion and Analysis of Financial Condition and Results of Operations
GAAP	Generally Accepted Accounting Principles in the United States
LIBOR	London Interbank Offered Rate
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
OP Holdings	Spirit General OP Holdings, LLC
Operating Partnership	Spirit Realty, L.P., a Delaware limited partnership
REIT	Real estate investment trust
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Unsecured Notes	2026 Senior Notes, 2027 Senior Notes, 2028 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, and 2032 Senior Notes, collectively
Series A Preferred Stock	6,900,000 shares of 6.000% Cumulative Redeemable Preferred Stock issued October 3, 2017, with a liquidation preference of $25.00 per share
SOFR	Secured Overnight Financing Rate
TSR	Total Shareholder Return

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Investments:
Real estate assets held for investment:
Land and improvements	$2,722,218	$2,740,250
Buildings and improvements	6,007,860	5,892,117
Less: accumulated depreciation	(1,258,302)	(1,211,061)
Total real estate assets held for investment, net	7,471,776	7,421,306
Intangible lease assets, net	407,141	423,870
Real estate assets under direct financing leases, net	7,420	7,427
Real estate assets held for sale, net	43,209	49,148
Loans receivable, net	56,270	23,023
Total investments, net	7,985,816	7,924,774
Cash and cash equivalents	4,871	8,770
Deferred costs and other assets, net	265,409	313,722
Goodwill	225,600	225,600
Total assets	$8,481,696	$8,472,866

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$98,000	$55,500
Term loans, net	792,813	792,309
Senior Unsecured Notes, net	2,723,503	2,722,514
Mortgages payable, net	4,841	4,986
Total debt, net	3,619,157	3,575,309
Intangible lease liabilities, net	114,079	118,077
Accounts payable, accrued expenses and other liabilities	194,561	218,164
Total liabilities	3,927,797	3,911,550
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both March 31, 2023 and December 31, 2022	166,177	166,177
Common stock, $0.05 par value, 350,000,000 shares authorized: 141,299,922 and 141,231,219 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7,065	7,062
Capital in excess of common stock par value	7,290,854	7,285,629
Accumulated deficit	(2,933,699)	(2,931,640)
Accumulated other comprehensive income	23,502	34,088
Total stockholders’ equity	4,553,899	4,561,316
Total liabilities and stockholders’ equity	$8,481,696	$8,472,866

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental income	$187,294	$167,075
Interest income on loans receivable	817	319
Earned income from direct financing leases	131	131
Other operating income	47	871
Total revenues	188,289	168,396
Expenses:
General and administrative	15,879	14,674
Property costs (including reimbursable)	7,613	8,255
Deal pursuit costs	573	365
Interest	33,547	26,023
Depreciation and amortization	78,213	69,108
Impairments	5,255	127
Total expenses	141,080	118,552
Other income:
Loss on debt extinguishment	—	(172)
Gain on disposition of assets	49,187	877
Other income	—	5,679
Total other income	49,187	6,384
Income before income tax expense	96,396	56,228
Income tax expense	(223)	(172)
Net income	96,173	56,056
Dividends paid to preferred shareholders	(2,588)	(2,588)
Net income attributable to common stockholders	$93,585	$53,468

Net income per share attributable to common stockholders:
Basic	$0.66	$0.42
Diluted	$0.66	$0.42

Weighted average shares of common stock outstanding:
Basic	141,055,850	127,951,825
Diluted	141,055,850	128,360,431

Dividends declared per common share issued	$0.6630	$0.6380

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income attributable to common stockholders	$93,585	$53,468
Other comprehensive (loss) income:
Net reclassification of amounts (to) from AOCIL	(10,586)	702
Total comprehensive income	$82,999	$54,170

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Three Months Ended March 31, 2023	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCIL	Total Stockholders’ Equity
Balances, December 31, 2022	6,900,000	$166,177	141,231,219	$7,062	$7,285,629	$(2,931,640)	$34,088	$4,561,316
Net income	—	—	—	—	—	96,173	—	96,173
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	93,585	—	93,585
Other comprehensive loss	—	—	—	—	—	—	(10,586)	(10,586)
Dividends declared on common stock	—	—	—	—	—	(93,675)	—	(93,675)
Tax withholdings related to net stock settlements	—	—	(30,279)	(2)	—	(1,310)	—	(1,312)
Stock-based compensation, net	—	—	98,982	5	5,225	(659)	—	4,571
Balances, March 31, 2023	6,900,000	$166,177	141,299,922	$7,065	$7,290,854	$(2,933,699)	$23,502	$4,553,899

Three Months Ended March 31, 2022	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCIL	Total Stockholders’ Equity
Balances, December 31, 2021	6,900,000	$166,177	127,699,235	$6,385	$6,673,440	$(2,840,356)	$(5,847)	$3,999,799
Net income	—	—	—	—	—	56,056	—	56,056
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	53,468	—	53,468
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(85,688)	—	(85,688)
Tax withholdings related to net stock settlements	—	—	(39,028)	(2)	—	(6,408)	—	(6,410)
Issuance of shares of common stock, net	—	—	6,559,406	328	299,440	—	—	299,768
Stock-based compensation, net	—	—	86,888	4	4,021	(496)	—	3,529
Balances, March 31, 2022	6,900,000	$166,177	134,306,501	$6,715	$6,976,901	$(2,879,480)	$(5,145)	$4,265,168

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$96,173	$56,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,213	69,108
Impairments	5,255	127
Amortization of deferred financing costs	1,754	922
Amortization of debt discounts	324	313
Amortization of deferred losses on interest rate swaps	702	702
Stock-based compensation expense	5,230	4,025
Loss on debt extinguishment	—	172
Gain on dispositions of real estate and other assets	(49,187)	(877)
Non-cash revenue	(10,269)	(9,222)
Other	16	—
Changes in operating assets and liabilities:
Deferred costs and other assets, net	2,003	(92)
Accounts payable, accrued expenses and other liabilities	(28,523)	(42,963)
Net cash provided by operating activities	101,691	78,271
Investing activities
Acquisitions of real estate	(184,659)	(474,404)
Capitalized real estate expenditures	(18,962)	(23,387)
Investments in loans receivable	(750)	(12,700)
Proceeds from dispositions of real estate	114,397	10,941
Net cash used in investing activities	(89,974)	(499,550)
Financing activities
Borrowings under revolving credit facilities	297,000	630,100
Repayments under revolving credit facilities	(254,500)	(399,000)
Repayments under mortgages payable	(136)	(128)
Deferred financing costs	—	(8,478)
Proceeds from issuance of common stock, net of offering costs	—	299,755
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(1,312)	(6,410)
Common stock dividends paid	(93,636)	(83,195)
Preferred stock dividends paid	(2,588)	(2,588)
Net cash (used) provided by financing activities	(55,172)	430,056
Net (decrease) increase in cash, cash equivalents and restricted cash	(43,455)	8,777
Cash, cash equivalents and restricted cash, beginning of period	61,953	17,799
Cash, cash equivalents and restricted cash, end of period	$18,498	$26,576

Cash paid for interest, net of interest capitalized	$56,682	$46,895
Interest capitalized	460	126
Cash paid for income taxes	127	67

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Three Months Ended March 31,
	2023	2022
Dividends declared and unpaid	$93,675	$85,688
Accrued capitalized costs	31,392	8,590
Accrued market-based award dividend rights	659	496
Derivative changes in fair value	11,288	—
Financing provided in connection with disposition of assets	33,000	—
Accrued deferred financing costs	—	165

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

March 31, 2023

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

NOTE 2. SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Accounting

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting, in accordance with GAAP. In the opinion of management, the consolidated financial statements include the normal, recurring adjustments necessary for fair statement of the information required to be set forth therein. The results for interim periods are not necessarily indicative of the results for the entire year. Certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted from these statements pursuant to SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as filed with the SEC in its Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Corporation and its wholly-owned subsidiaries, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of March 31, 2023 and December 31, 2022, net assets totaling $11.5 million and $11.7 million, respectively, were held, and net liabilities totaling $4.8 million and $4.9 million, respectively, were owed by these encumbered special purpose entities and are included in the consolidated balance sheets.

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

Revenue Recognition

Rental Income: Cash and Straight-line Rent

The Company primarily leases real estate to its tenants under long-term, triple-net leases that are classified as operating leases. To evaluate lease classification, the Company assesses the terms and conditions of the lease to determine the appropriate lease term. Options to extend, terminate or purchase are not included in the evaluation for lease classification or for recognition of rental income unless the Company is reasonably certain the tenant will exercise the option. Evaluation of lease classification also requires an estimate of the real estate's residual value at the end of the lease term. For acquisitions, the Company uses the tangible value of the property at the date of acquisition. For lease modifications, the Company generally uses sales comparables or a direct capitalization approach to estimate residual value.

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

	March 31, 2023	December 31, 2022	March 31, 2022
Cash and cash equivalents	$4,871	$8,770	$24,229
Restricted cash:
1031 Exchange proceeds	12,983	53,183	—
Tenant security deposits	644	—	—
Funds held in escrow(1)	—	—	2,347
Total cash, cash equivalents and restricted cash	$18,498	$61,953	$26,576

(1) Deposits related to acquisitions held in third-party escrow accounts.

Tenant Receivables

The Company reviews its rent and other tenant receivables for collectability on a regular basis, considering changes in factors such as the tenant’s payment history, the tenant’s financial condition, industry conditions in which the tenant operates and economic conditions in the geographic area in which the tenant operates. If a receivable is not probable of collection, a direct write-off of the receivable will be made. The Company had accounts receivable balances of $16.6 million and $18.2 million at March 31, 2023 and December 31, 2022, respectively, after the impact of $1.3 million and $3.2 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred cost and other assets, net in the consolidated balance sheets.

For receivable balances related to the straight-line method of recognizing rental income, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $171.7 million and $167.1 million at March 31, 2023 and December 31, 2022, respectively, after the impact of $1.2 million and $1.3 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the consolidated balance sheets.

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

Under the terms of the Amended Incentive Award Plan, restricted stock awards are not allocated losses, including undistributed losses as a result of dividends declared exceeding net income. The Company uses net income attributable to common shareholders to determine whether potential common shares are dilutive or anti-dilutive and undistributed net income (loss) to determine whether undistributed earnings are allocable to participating securities.

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

NOTE 3. INVESTMENTS

Owned Properties

As of March 31, 2023, the Company's gross investment in owned real estate properties totaled $9.3 billion. The gross investment, as adjusted for any impairment, is comprised of land, buildings, lease intangible assets, lease intangible liabilities, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 15.0%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio.

During the three months ended March 31, 2023, the Company had the following real estate activity (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2022	2,098	17	2,115	$9,122,163	$61,581	$9,183,744
Acquisitions/improvements (1)	7	—	7	206,143	—	206,143
Dispositions of real estate (2)	(27)	(12)	(39)	(68,239)	(46,865)	(115,104)
Transfers to Held for Sale	(21)	21	—	(42,416)	42,416	—
Transfers from Held for Sale	2	(2)	—	3,675	(3,675)	—
Impairments (3)	—	—	—	(2,684)	(2,068)	(4,752)
Reset of gross balances (4)	—	—	—	(6,381)	(1,216)	(7,597)
Gross balance, March 31, 2023	2,059	24	2,083	9,212,261	50,173	9,262,434
Accumulated depreciation and amortization				(1,440,003)	(6,964)	(1,446,967)
Net balance, March 31, 2023 (5)				$7,772,258	$43,209	$7,815,467

(1) Includes investments of $21.3 million in revenue producing capitalized expenditures and $0.5 million of non-revenue producing capitalized expenditures during the three months ended March 31, 2023.

(2) For the three months ended March 31, 2023, the net gains on disposal of properties held in use and held for sale were $39.9 million and $9.3 million, respectively.

(3) Impairments on owned real estate is comprised of real estate and intangible asset impairment.

(4) Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles and tenant improvements which have been fully amortized.

(5) Reconciliation of total owned investments to the accompanying consolidated balance sheet at March 31, 2023 is as follows:

Real estate assets held for investment, net	$7,471,776
Intangible lease assets, net	407,141
Real estate assets under direct financing leases, net	7,420
Real estate assets held for sale, net	43,209
Intangible lease liabilities, net	(114,079)
Net balance	$7,815,467

Operating Leases

As of March 31, 2023 and 2022, the Company held 2,077 and 2,033 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Base Cash Rent (1)	$171,230	$150,635
Variable cash rent (including reimbursables)	5,795	7,218
Straight-line rent, net of uncollectible reserve	9,920	8,575
Amortization of above- and below- market lease intangibles, net (2)	349	647
Total rental income	$187,294	$167,075

(1) Includes net impact of amounts recovered of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

(2) Excludes amortization of in-place leases of $11.1 million and $10.4 million for the three months ended March 31, 2023 and 2022, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations.

Lease renewal periods are exercisable at the lessees’ option and, as such, minimum future rent only includes the remaining initial non-cancellable term of our operating leases. In addition, minimum future rent includes fixed rent escalations occurring on or after April 1, 2023, but does not include variable rent escalations, such as those based on CPI, or contingent rents. Minimum future rent at March 31, 2023 is as follows (in thousands):

March 31, 2023
Remainder of 2023	$510,812
2024	675,070
2025	664,060
2026	637,600
2027	596,095
Thereafter	4,945,342
Total future minimum rentals	$8,028,979

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	March 31, 2023	December 31, 2022
In-place leases	$552,277	$559,962
Above-market leases	99,041	101,594
Less: accumulated amortization	(244,177)	(237,686)
Intangible lease assets, net	$407,141	$423,870

Below-market leases	$176,555	$179,187
Less: accumulated amortization	(62,476)	(61,110)
Intangible lease liabilities, net	$114,079	$118,077

Direct Financing Leases

As of March 31, 2023, the Company held one property under a direct financing lease, which was held in use. As of March 31, 2023, this property had $2.4 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. As of March 31, 2023, the Company had a reserve of $0.1 million against the investment balance of $7.5 million, which was initially recorded in 2020 as a result of the initial term of the direct financing lease extending until 2027.

Loans Receivable

During the first quarter of 2023, the Company provided fixed-rate seller financing in conjunction with the sale of four single-tenant properties for $33.0 million, for which the properties serve as collateral. The Company evaluated the collectability of the amount receivable and recorded an allowance for loan losses of $0.5 million for the three months ended March 31, 2023 due to the borrower's financials and performance metrics.

The Company also provided additional funding for an existing construction loan, which increased the principal amount of the loan by $0.8 million. Based on the borrower's financials and performance metrics, the Company recorded an additional allowance for loan losses of $7.5 thousand for the three months ended March 31, 2023 due to the borrower's financials and performance metrics.

The following table details our loans receivable activity (in thousands):

	Principal Balance	Allowance for Credit Loss	Total
December 31, 2022	$23,700	$(677)	$23,023
Loans issued	33,750	(503)	33,247
Loan payments received	—	—	—
March 31, 2023	$57,450	$(1,180)	$56,270

Impairments and Allowance for Credit Losses

The following table summarizes impairments and allowance for credit losses recognized in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Real estate asset impairment	$4,716	$—
Intangible asset impairment	36	—
Allowance for credit losses on loans receivable	503	127
Total impairment loss	$5,255	$127

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	March 31, 2023	December 31, 2022
Debt:
Revolving credit facilities	11.91%	5.42%	3.0	$98,000	$55,500
Term loans	3.79%	3.50%	3.6	800,000	800,000
Senior Unsecured Notes	3.42%	3.25%	6.2	2,750,000	2,750,000
Mortgages payable	4.88%	5.82%	7.8	4,689	4,825
Total debt	3.68%	3.36%	5.5	3,652,689	3,610,325
Debt discount, net				(9,231)	(9,556)
Deferred financing costs, net (4)				(24,301)	(25,460)
Total debt, net				$3,619,157	$3,575,309

(1) Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, non-utilization fees and impact of cash flow hedges, where applicable, calculated for the three months ended March 31, 2023 based on the average principal balance outstanding during the period.

(2) Based on the outstanding principal balance as of March 31, 2023. Term loans include the impact of cash flow hedges. Excluding the impact of cash flow hedges, the stated interest rate for the term loans was 5.78% as of March 31, 2023.

(3) Based on the outstanding principal balance as of March 31, 2023.

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

Revolving Credit Facilities

On January 14, 2019, the Operating Partnership entered into the 2019 Revolving Credit and Term Loan Agreement, which included the 2019 Credit Facility with a borrowing capacity of $800.0 million. On March 30, 2022, the Operating Partnership amended and restated the 2019 Revolving Credit and Term Loan Agreement, increasing the borrowing capacity of the 2019 Credit Facility to $1.2 billion. The borrowing capacity can be further increased to $1.7 billion through exercise of an accordion feature, subject to satisfying certain requirements. The 2019 Credit Facility has a maturity date of March 31, 2026 and includes two six-month extensions that can be exercised at the Company’s option. Borrowings may be repaid, in whole or in part, at any time, without premium or penalty, but subject to applicable breakage fees, if any.

As of March 31, 2023, outstanding loans under the 2019 Credit Facility bore interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.775% per annum and the aggregate revolving commitments incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). Prior to March 30, 2022, outstanding loans under the 2019 Credit Facility bore interest at 1-month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum.

In connection with the amendment and restatement of the 2019 Credit Facility, the Company wrote off $0.2 million in deferred financing costs and incurred deferred financing costs of $8.6 million. The unamortized deferred financing costs were $7.2 million as of March 31, 2023, compared to $7.8 million as of December 31, 2022.

As of March 31, 2023, $1.1 billion of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of March 31, 2023.

Term Loans

On August 22, 2022, the Operating Partnership entered into the 2022 Term Loan Agreement, which provides for borrowings in an aggregate amount of $800.0 million, comprised of a $300.0 million tranche which matures August 22, 2025 and a $500.0 million tranche which matures August 20, 2027. The Term Loan Agreement also includes an accordion feature to increase the available term loans by $200.0 million, subject to satisfying certain requirements. As of March 31, 2023, the 2022 Term Loans bore interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.850% per annum, based on the Operating Partnership’s credit rating. The Company incurred $8.4 million in deferred financing costs in connection with entering into the 2022 Term Loan Agreement, and the unamortized deferred financing costs were $7.2 million as of March 31, 2023, compared to $7.7 million as of December 31, 2022.

On November 17, 2022, the Operating Partnership entered into the 2023 Term Loan Agreement, which provides for $500.0 million of unsecured term loans with a maturity date of June 16, 2025 and allows funds to be drawn up to July 2, 2023. The 2023 Term Loan Agreement also includes an accordion feature to increase the available term loans by $100.0 million, subject to satisfying certain requirements. The 2023 Term Loans will bear interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.950% per annum, based on the Operating Partnership's credit rating as of March 31, 2023. The full $500.0 million of borrowing capacity was available under the 2023 Term Loan Agreements as of March 31, 2023.

In conjunction with the Company's term loans, the Company entered into interest rate swaps as cash flow hedges (see Note 7).

In connection with the 2022 Term Loan Agreement and the 2023 Term Loan Agreement, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of March 31, 2023.

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	March 31, 2023	December 31, 2022
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000	$2,750,000

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

As of March 31, 2023 and December 31, 2022, the unamortized deferred financing costs were $17.1 million and $17.8 million, respectively, and the unamortized discount was $9.4 million and $9.7 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of March 31, 2023.

Mortgages Payable

Indirect wholly-owned special purpose entity subsidiaries of the Company are borrowers under two fixed-rate non-recourse loans, which have been securitized into CMBS and are secured by the borrowers’ respective leased properties and related assets. The stated interest rates as of March 31, 2023 for the non-defaulted loans were 5.80% and 6.00%, respectively. Each loan was secured by one property. There were no unamortized deferred financing costs as of either March 31, 2023 and December 31, 2022, and the unamortized net premium as of both March 31, 2023 and December 31, 2022 was $0.2 million.

Debt Extinguishment

The Company did not extinguish any debt during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recognized a loss on debt extinguishment of $0.2 million as a result of the amendment and restatement of the 2019 Revolving Credit and Term Loan Agreement.

Debt Maturities

As of March 31, 2023, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2023	$420	$—	$420
2024	590	—	590
2025	610	300,016	300,626
2026	469	398,000	398,469
2027	497	800,000	800,497
Thereafter	2,034	2,150,053	2,152,087
Total	$4,620	$3,648,069	$3,652,689

Interest Expense

The components of interest expense related to the Company's borrowings were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revolving credit facilities (1)	$1,839	$1,822
Term loans (2)	7,006	—
Senior Unsecured Notes	22,313	22,313
Mortgages payable	69	77
Non-cash:
Amortization of deferred financing costs	1,754	922
Amortization of debt discount, net	324	313
Amortization of net losses related to interest rate swaps	702	702
Capitalized interest	(460)	(126)
Total interest expense	$33,547	$26,023

(1) Includes facility fees of approximately $0.7 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

(2) Includes impact of cash flow hedge.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock

In January 2022, the Company entered into forward sale agreements in connection with an offering of 9.4 million shares of common stock at an initial public offering price of $47.60 per share, before underwriting discounts and offering expenses. All of these shares were settled during 2022, generating net proceeds of $427.7 million.

In November 2021, the Board of Directors approved a new $500.0 million ATM Program, and the Company terminated its 2020 ATM Program. The following details the activity under the 2021 ATM Program since its inception (in thousands):

2021 ATM	Forward Shares	Regular Shares	Total Shares	Net Proceeds on Issuances
Month ended 12/31/2021
Shares sold	2,268	438	2,706
Shares issued	(2,212)	(438)	(2,650)	$120,286
Unsettled shares sold as of 12/31/2021	56	—	56

Year ended 12/31/2022
Shares sold	2,434	1,525	3,959
Shares issued	(2,490)	(1,525)	(4,015)	$167,850
Unsettled shares sold as of 12/31/2022	—	—	—

Three months ended 3/31/2023
Shares sold	—	—	—
Shares issued	—	—	—	$—
Unsettled shares sold as of 3/31/2023	—	—	—

As of March 31, 2023, approximately $208.7 million of capacity remained available under the 2021 ATM Program.

Preferred Stock

As of March 31, 2023, the Company had 6.9 million shares of Series A Preferred Stock outstanding, which pays cumulative cash dividends of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $1.50 per share on an annual basis).

Dividends Declared

For the three months ended March 31, 2023, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 22, 2023	$0.663	March 31, 2023	$93,675	April 14, 2023
Preferred Stock
February 22, 2023	$0.375	March 15, 2023	$2,588	March 31, 2023

The common stock dividend declared on February 22, 2023 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of March 31, 2023.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is periodically subject to claims or litigation in the ordinary course of business, including claims generated from business conducted by tenants on real estate owned by the Company. In these instances, the Company is typically indemnified by the tenant against any losses that might be suffered, and the Company and/or the tenant are typically insured against such claims. The Company had fully accrued a $5.7 million contingent liability related to debt owed by a tenant in 2018, however no payments were made by the Company. Therefore, upon the debt's maturity on March 15, 2022, the Company reversed the $5.7 million accrual, which is reflected as other income in the consolidated statement of operations.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of March 31, 2023, no accruals have been made.

As of March 31, 2023, there were no outstanding claims against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Purchase and Capital Improvement Commitments

As of March 31, 2023, the Company had commitments totaling $132.7 million, of which $9.8 million relates to future acquisitions and the remainder relates to improvements on properties the Company already owns. Acquisition commitments contain standard cancellation clauses contingent on the results of due diligence. $24.6 million of the Company’s commitments are expected to be funded during 2023, and $107.8 million are expected to be funded by the end of 2024.

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

In the third quarter of 2019, the Company terminated interest rate swaps which had been entered into in December 2018 and accelerated the reclassification of a loss of $12.5 million from AOCIL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and is being amortized over the remaining initial term of the interest rate swaps, which ends January 31, 2024. As of March 31, 2023, the unamortized portion of loss in AOCIL related to terminated interest rate swaps was $2.3 million.

During the third quarter of 2022 and the first quarter of 2023, the Company entered into new interest rate swaps, which were designated as cash flow hedge instruments. Interest rate swaps that are in an asset position are recorded in deferred costs and other assets, net on the consolidated balance sheet, while interest rate swaps that are in a liability position are recorded in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. These instruments swap 1-month SOFR for a fixed payment. The following table summarizes the key terms and fair value of these instruments (in thousands):

				Fair Value of Asset (Liability)
Interest Rate Swap Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	March 31, 2023
$300,000	2.501%	September 15, 2022	August 22, 2027	$10,708
$200,000	2.507%	September 15, 2022	August 22, 2027	7,075
$300,000	2.636%	September 15, 2022	August 22, 2025	8,185
$300,000	3.769%	June 15, 2023	June 15, 2025	172
$200,000	3.590%	December 15, 2023	June 15, 2025	(299)
				$25,841

The following table provides information about the amounts recorded in AOCIL, as well as any amounts reclassified to operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flow hedge derivatives	$(7,304)	$—
Amount of gain reclassified from AOCIL to interest	(3,984)	—
Amount of loss reclassified from AOCIL to interest	702	702
Total	$(10,586)	$702

During the next 12 months, we estimate that approximately $2.3 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt and $18.3 million will be reclassified as a decrease to interest expense related to cash flow hedge derivatives.

NOTE 8. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The Company’s interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. The Company’s financial assets that were accounted for at fair value on a recurring basis were as follows (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Derivatives held at March 31, 2023
Interest rate swap assets	$26,140	$—	$26,140	$—
Interest rate swap liabilities	$(299)	$—	$(299)	$—

Nonrecurring Fair Value Measurements

Fair value measurement of an asset on a nonrecurring basis occurs when events or changes in circumstances related to an asset indicate that the carrying amount of the asset is no longer recoverable. Real estate assets and their related intangible assets are evaluated for impairment based on certain indicators including, but not limited to: the asset being held for sale, vacant, tenant bankruptcy or delinquency, and leases expiring in 60 days or less. The fair values of real estate and intangible assets were estimated using the following information, depending on availability, in order of preference: signed purchase and sale agreements (“PSA”) or letters of intent (“LOI”); broker opinions of value (“BOV”); recently quoted bid or ask prices, or market prices for comparable properties; estimates of discounted cash flows, which consider, among other things, contractual and forecasted rental revenues, leasing assumptions, expenses based upon market conditions and capitalization rates; and expectations for the use of the real estate. The Company’s assets that were accounted for at fair value on a nonrecurring basis as of their respective measurement dates were as follows (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at March 31, 2023
Impaired at March 31, 2023	$28,426	$—	$—	$28,426

Assets held at December 31, 2022
Impaired at June 30, 2022	$4,700	$—	$—	$4,700
Impaired at September 30, 2022	$4,094	$—	$—	$4,094
Impaired at December 31, 2022	$29,636	$—	$—	$29,636

As of March 31, 2023, the Company held 12 properties that were impaired during 2023. As of December 31, 2022, the Company held 18 properties that were impaired during 2022. The Company estimated property fair value using price per square foot from unobservable inputs. The unobservable inputs for these properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
March 31, 2023
PSA, LOI or BOV	Retail	10	$13.93 - $183.69	$92.54	209,409
PSA, LOI or BOV	Office	1	$104.74	$104.74	45,686
PSA, LOI or BOV	Data Center	1	$22.61	$22.61	188,475

December 31, 2022
PSA, LOI or BOV	Retail	12	$30.00 - $384.88	$93.60	223,225
PSA, LOI or BOV	Data Center	1	$24.94	$24.94	188,475
Comparable Properties	Retail	3	$26.05 - $197.15	$56.36	100,195
Comparable Properties	Office	2	$71.69 - $135.00	$98.97	73,000

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

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net(1)	$56,270	$57,821	$23,023	$23,462
2019 Credit Facility	98,000	97,999	55,500	55,502
2022 Term Loans, net (2)	792,813	801,667	792,309	802,363
Senior Unsecured Notes, net (2)	2,723,503	2,390,320	2,722,514	2,310,547
Mortgages payable, net (2)	4,841	4,650	4,986	4,685

(1) The carrying value of the loans receivable are net of an allowance for credit losses.

(2) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN

Amended Incentive Award Plan

Pursuant to the Amended Incentive Award Plan, restricted share awards and market-based awards are granted to certain of the Company’s officers, directors and other employees. The vesting of these awards results in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender shares of common stock valued at $1.3 million during the three months ended March 31, 2023 solely to pay the associated statutory tax withholdings.

Restricted Share Awards

During the three months ended March 31, 2023, the Company granted 103 thousand restricted shares under the Amended Incentive Award Plan to certain employees and recorded $4.3 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period, which is generally three years for employees. As of March 31, 2023, there were approximately 220 thousand unvested restricted shares outstanding.

Market-Based Awards

During the three months ended March 31, 2023, the Board of Directors, or committee thereof, approved target grants of 189 thousand market-based awards to executive officers of the Company. The performance period of these grants is generally three years. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 375%. Grant date fair value of the market-based awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation for the grants approved in the three months ended March 31, 2023 were expected volatility of the Company of 36.3% and expected volatility of the Company's peers, ranging from 26.0% to 52.7%, with an average volatility of 34.0% and a risk-free interest rate of 3.72%. Expected volatility was determined using an equal weighting of implied volatility and historical volatility. The fair value of the market-based award per share of these grants was $74.30 as of the grant date.

Approximately $3.2 million and $2.5 million in dividend rights have been accrued as of March 31, 2023 and December 31, 2022, respectively. For outstanding non-vested awards at March 31, 2023, 0.5 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each award described above. The Company recorded stock-based compensation expense of $5.2 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations.

The following is a summary of remaining unamortized stock-based compensation expense (in thousands):

	March 31, 2023	December 31, 2022
Restricted share awards	$6,940	$4,727
Market-based awards	25,959	15,165
Total unamortized stock-based compensation expense	$32,899	$19,892

NOTE 10. INCOME PER SHARE

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Basic and diluted income:
Income from continuing operations	$96,173	$56,056
Less: dividends paid to preferred stockholders	(2,588)	(2,588)
Less: dividends and income attributable to unvested restricted stock	(139)	(131)
Net income attributable to common stockholders used in basic and diluted income per share	$93,446	$53,337

Basic weighted average shares of common stock outstanding:
Weighted average shares of common stock outstanding	141,300,527	128,193,656
Less: unvested weighted average shares of restricted stock	(244,677)	(241,831)
Basic weighted average shares of common stock outstanding	141,055,850	127,951,825

Net income per share attributable to common stockholders - basic	$0.66	$0.42

Diluted weighted average shares of common stock outstanding: (1)
Plus: unvested market-based awards	—	318,351
Plus: unsettled shares under open forward equity contracts	—	90,255
Diluted weighted average shares of common stock outstanding	141,055,850	128,360,431

Net income per share attributable to common stockholders - diluted	$0.66	$0.42

Potentially dilutive shares of common stock related to:
Unvested restricted share awards	103,756	110,203

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

The factors included in this quarterly report, including the documents incorporated by reference, and documents we subsequently file with the SEC and incorporate by reference, are not exhaustive and additional factors could adversely affect our business and financial performance. Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 and this report and subsequent filings with the SEC. All forward-looking statements are based on information that was available, and speak only, to the date on which they were made. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by law.

Overview

Spirit Realty Capital, Inc. is an internally-managed net-lease REIT with in-house functions including acquisitions, credit research, asset management, portfolio management, real estate research, legal, finance and accounting. We invest primarily in single-tenant, operationally essential real estate assets throughout the United States, which are subsequently leased on a long-term, triple-net basis to high quality tenants with operations in retail, industrial and certain other industries. As a REIT, we are required to, among other things, annually distribute at least 90% of our taxable income (excluding net capital gains) to our stockholders. We aim to achieve this objective through consistent quarterly dividends supported by the cash flows generated by our leasing operations, which we look to continue to grow over time.

As of March 31, 2023, we owned a highly diversified portfolio of 2,083 properties operated by 347 tenants and with in-place Annualized Base Rent of $689.1 million. See "Property Portfolio Information" for further information on our portfolio diversification.

Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. As of March 31, 2023, our assets, liabilities, and results of operations are materially the same as those of the Operating Partnership.

We have elected to be taxed as a REIT for federal income tax purposes and believe we have been organized and have operated in a manner that allows us to qualify as a REIT for federal income tax purposes.

Shares of our common stock are traded on the NYSE under the symbol “SRC.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base estimates on the best information available to us at the time, our experience and various other assumptions deemed reasonable under the circumstances. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. A summary of our critical accounting policies is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022. We have not made any material changes to these policies during the periods covered by this quarterly report.

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

The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. As of March 31, 2023, the Senior Unsecured Notes were outstanding. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the Senior Unsecured Notes are guaranteed on a senior, full and unconditional basis by the Company. The Operating Partnership is consolidated into the Company’s financial statements. Accordingly, separate consolidated financial statements of the Operating Partnership are not presented.

In accordance with SEC rules, the Company has excluded summarized financial information for the Company and the Operating Partnership because the assets, liabilities and results of operations of the Company and the Operating Partnership (other than unencumbered assets held in subsidiaries of the Operating Partnership and the related results of operations thereof) are not materially different than the corresponding amounts in the Company’s consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.

Liquidity and Capital Resources

ATM PROGRAM

In November 2021, the Board of Directors approved a new $500.0 million 2021 ATM Program, and we terminated the 2020 ATM Program. Sales of shares of our common stock under the 2021 ATM Program may be made in sales deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The 2021 ATM Program contemplates that, in addition to the issuance and sale by us of shares of our common stock to or through agents, we may enter into separate forward sale agreements with an agent or one of their respective affiliates (in such capacity, each, a “forward purchaser”). When we enter into a forward sale agreement, we expect that the forward purchaser will attempt to borrow from third parties and sell, through a forward seller, shares of our common stock to hedge the forward purchaser's exposure under the forward sale agreement. We will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller.

We generally expect to fully physically settle any forward sale agreement with the respective forward purchaser on one or more dates specified by us on or prior to the maturity date of such forward sale agreement, in which case we expect to receive aggregate net cash proceeds at settlement equal to the number of shares specified in such forward sale agreement multiplied by the relevant forward price per share. The forward sale price that we receive upon physical settlement of the agreements is subject to adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers’ stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. However, subject to certain exceptions, we may also elect, in our sole discretion, to cash settle or net share settle all or any portion of our obligations under any forward sale agreement, in which case we may not receive any proceeds (in the case of cash settlement) or will not receive any proceeds (in the case of net share settlement), and we may owe cash (in the case of cash settlement) or shares of our common stock (in the case of net share settlement) to the relevant forward purchaser.

As of March 31, 2023, 6.7 million shares of our common stock have been sold under the 2021 ATM Program, of which 4.7 million of these shares were sold through forward sale agreements. None of these shares were sold during the three months ended March 31, 2023. There were no open forward contracts and approximately $208.7 million of capacity remained available under the 2021 ATM Program as of March 31, 2023.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and 2023 Term Loans and, if market conditions warrant, issuances of equity securities, including shares of our common stock under our 2021 ATM program. As of March 31, 2023, available liquidity was comprised of $4.9 million in cash and cash equivalents, $13.0 million in 1031 Exchange proceeds, $1.1 billion of borrowing capacity under the 2019 Credit Facility and $500.0 million of availability under the delayed-draw 2023 Term Loans.

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

2019 Credit Facility

On March 30, 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement. As of March 31, 2023, the aggregate gross commitment under the 2019 Credit Facility was $1.2 billion, which may be increased up to $1.7 billion by exercising an accordion feature, subject to satisfying certain requirements. The 2019 Credit Facility has a maturity of March 31, 2026 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of March 31, 2023, there were no subsidiaries that met this requirement.

As of March 31, 2023, the 2019 Credit Facility bore interest at a 1-month adjusted SOFR rate plus 0.775% and incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). As of March 31, 2023, there were $98.0 million in borrowings outstanding and no letters of credit outstanding.

Term Loans

On August 22, 2022, we entered into the 2022 Term Loan Agreement which provides for borrowings in an aggregate amount of $800.0 million comprised of a $300.0 million tranche with a maturity date of August 22, 2025 and a $500.0 million tranche with a maturity date of August 20, 2027. Borrowings may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements. The full borrowing capacity of $800.0 million under the term loans was fully drawn as of March 31, 2023.

Borrowings may be repaid without premium or penalty. As of March 31, 2023, the 2022 Term Loans bore interest at a 1-month adjusted SOFR rate plus 0.850% per annum, based on the Operating Partnership’s credit rating. In conjunction with entering into the 2022 Term Loans, we entered into interest rate swaps to swap 1-month SOFR for a weighted average fixed rate of 2.55%.

On November 17, 2022, we entered into the 2023 Term Loan Agreement, which provides for $500.0 million of unsecured term loans with a maturity date of June 16, 2025 and allows funds to be drawn up to July 2, 2023. Borrowings may be increased up to $600.0 million by exercising an accordion feature, subject to satisfying certain requirements. The 2023 Term Loans will bear interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.950% per annum, based on the Operating Partnership’s credit rating. Borrowings may be repaid without premium or penalty. As we expect to draw the 2023 Term Loans, we entered into interest rate swaps to swap 1-month SOFR for a weighted average fixed rate of 3.70% with a maturity date of June 15, 2025. One swap is for a notional amount of $300.0 million with an effective date of June 15, 2023 and one swap is for a notional amount of $200.0 million with an effective date of December 15, 2023. As of March 31, 2023, the full $500.0 million of borrowing capacity was available under the 2023 Term Loan Agreement.

Senior Unsecured Notes

As of March 31, 2023, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	March 31, 2023
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

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

Mortgages payable

The obligors of our property level debt are special purpose entities that hold the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants. As of March 31, 2023, we had two fixed-rate CMBS loans with $4.7 million of aggregate outstanding principal. One of the CMBS loans, with principal outstanding of $4.2 million, matures in August 2031 and has a stated interest rate of 5.80%. The other CMBS loan, with principal outstanding of $0.5 million, matures in December 2025 and has a stated interest rate of 6.00%. Both CMBS loans are partially amortizing and require a balloon payment at maturity.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of March 31, 2023 are as follows (in thousands):

	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
2019 Credit Facility	$98,000	$—	$—	$—	$98,000	$—	$—
Term loans	800,000	—	—	300,000	—	500,000	—
Senior Unsecured Notes	2,750,000	—	—	—	300,000	300,000	2,150,000
Mortgages payable	4,689	420	590	626	469	497	2,087
	$3,652,689	$420	$590	$300,626	$398,469	$800,497	$2,152,087

CONTRACTUAL OBLIGATIONS

There were no material changes during the three months ended March 31, 2023 outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.

CASH FLOWS

The following table presents a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$101,691	$78,271	$23,420
Net cash used in investing activities	(89,974)	(499,550)	409,576
Net cash (used) provided by financing activities	(55,172)	430,056	(485,228)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(43,455)	$8,777	$(52,232)

Substantially all of our operating cash flows are generated by our investment portfolio and are primarily dependent upon the rental rates specified in our leases, the collectability of rent and the level of our property and general and administrative costs. The increase in net cash provided by operating activities was driven by a $20.2 million net increase in cash rental revenue, largely as a result of our net acquisitions over the trailing twelve month period. The primary offset to this increase was an increase in cash interest paid of $9.8 million driven by the increased interest rates and changes within our debt structure. See Management’s Discussion and Analysis of Financial Condition: Results of Operations for further discussion on our rental income and interest expenses.

We acquired seven properties during the three months ended March 31, 2023 compared to 41 during the three months ended March 31, 2022, driving the decrease in investing cash outflows of $306.1 million. Our investment activity is funded through cash provided by operations, proceeds from dispositions, proceeds from stock issuances, and proceeds from long-term debt issuances. In addition to the increase in operating cash flows as described above, changes related to our sources of funding were as follows:

•
We sold 39 and 5 properties during the three months ended March 31, 2023 and 2022, respectively, which resulted in an increase in investing cash inflows of $103.5 million.
•
We issued 6.6 million shares in 2022 compared to none in 2023, resulting in a decrease in proceeds of $300.0 million.
•
We had a net decrease in cash provided by financing debt activity of $180.1 million, which was driven by less borrowings under the 2019 Credit Facility in 2023 than 2022.

Finally, there was an increase in dividends paid to equity owners of $10.4 million year-over-year, driven by an increase in shares outstanding and an increase in our quarterly dividend rate starting in the third quarter of 2022.

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

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

	Three Months Ended March 31,		Increase / (Decrease)
(In Thousands)	2023	2022
Revenues:
Rental income	$187,294	$167,075	$20,219
Interest income on loans receivable	817	319	498
Earned income from direct financing leases	131	131	—
Other operating income	47	871	(824)
Total revenues	188,289	168,396	19,893
Expenses:
General and administrative	15,879	14,674	1,205
Property costs (including reimbursable)	7,613	8,255	(642)
Deal pursuit costs	573	365	208
Interest	33,547	26,023	7,524
Depreciation and amortization	78,213	69,108	9,105
Impairments	5,255	127	5,128
Total expenses	141,080	118,552	22,528
Other income:
Loss on debt extinguishment	—	(172)	172
Gain on disposition of assets	49,187	877	48,310
Other income	—	5,679	(5,679)
Total other income	49,187	6,384	42,803
Income before income tax expense	96,396	56,228	40,168
Income tax expense	(223)	(172)	(51)
Net income	$96,173	$56,056	$40,117
Changes related to operating properties

The components of rental income are summarized below (in thousands):

Base Cash Rent; Depreciation and amortization

The increase in Base Cash Rent, the largest component of rental income, was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 138 properties during the trailing twelve months ended March 31, 2023, with a total of $78.3 million of annual in-place rent. During the same period, we disposed of 94 properties, of which 14 were vacant and the remaining 80 had annual in-place rents of $25.1 million. Our acquisitions and dispositions for the trailing twelve months ended March 31, 2023 is summarized below (in thousands):

We have had minimal tenant credit issues since March 31, 2021 and recognized net recoveries of amounts previously reserved of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Variable cash rent; Property costs (including reimbursable)

Variable cash rent is primarily comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection. The decrease in both variable cash rent (including reimbursable) and property costs (including reimbursable) was driven by a decrease in reimbursable property taxes due to certain one-time amounts recorded during the three months ended March 31, 2022. This decrease in property costs (including reimbursable) was partially offset by an increase in non-reimbursable legal fees due to one-time amounts recorded in the comparative period.

The components of variable cash rent and property costs are as follows (in thousands):

	Three Months Ended March 31,		Increase /
	2023	2022	(Decrease)
Tenant reimbursable income, net of uncollectable reserve	$5,049	$6,202	$(1,153)
Other variable cash rent	746	1,016	(270)
Total variable cash rent (including reimbursable)	$5,795	$7,218	$(1,423)

Reimbursable property costs	$5,049	$6,174	$(1,125)
Non-reimbursable property costs	2,564	2,081	483
Total property costs (including reimbursable)	$7,613	$8,255	$(642)

Straight-line rent, net of uncollectible reserve; Amortization of above- and below- market lease intangibles, net

Non-cash rental income consists of straight-line rental revenue and amortization of above- and below-market lease intangibles, less amounts we deem not probable of collection. Straight-line rental revenue increased for the comparative period, driven by net acquisitions. Due to our minimal tenant credit issues, we had zero reserves for straight-line rental revenue in either comparative period.

Impairments

For both comparative periods, we maintained low tenant credit issues and low vacancy rates. We recorded impairment as follows (impairment in thousands):

	Three Months Ended March 31,
	2023		2022
	Count:	Impairment:	Count:	Impairment:
Underperforming properties	11	$4,424	—	$—
Vacant properties	1	328	—	—
Total		$4,752		$—

Additionally, in accordance with ASU 2016-13, we recognize an allowance for credit loss when we issue a loan. As such, we recorded a $0.1 million allowance upon issuing a loan receivable in the first quarter of 2022. In the first quarter of 2023, we issued a new loan receivable and funded an add-on to an existing loan, for which we recorded a total allowance of $0.5 million.

Gain on disposition of assets

Gain on disposition of assets increased year-over-year due to an increase in disposition volume, specifically of occupied properties as a result of an increased focus on accretive capital recycling, which we expect to continue throughout 2023. We recognized net gains on disposition of assets as follows (net gain/(loss) in thousands):

	Three Months Ended March 31,
	2023		2022
	Count:	Net Gain / (Loss):	Count:	Net Gain / (Loss):
Occupied properties sold	39	$49,187	1	$178
Vacant properties sold	—	—	4	562
Other		—		137
Total		$49,187		$877

Changes related to debt

Interest expense; Loss on debt extinguishment

Our debt outstanding is summarized below (in thousands):

In March 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement, resulting in a loss of $0.2 million on the partial debt extinguishment. In August 2022, we entered into the 2022 Term Loans, comprised of a $300.0 million tranche which matures in 2025 and a $500.0 million tranche which matures in 2027. In conjunction with the 2022 Term Loans, we entered into interest rate swaps beginning in September 2022 to swap the variable rate for a fixed rate. In November 2022, we entered into the 2023 Term Loan Agreement for $500.0 million of 2.5-year delayed-draw term loans with a six month draw period, none of which has been drawn as of March 31, 2023.

Our weighted average stated interest rate increased from 2.92% at March 31, 2022 to 3.36% at March 31, 2023 primarily as a result of a higher level of total debt outstanding, along with a rise in market interest rates. The components of interest expense are summarized below (in thousands):

Changes related to general and administrative expenses

The increase in general and administrative expense was primarily driven by an increase in compensation expenses of $1.3 million year-over-year. The increase in compensation expenses was due to increases in non-cash compensation, primarily due to a higher grant date fair value for the 2023 market-based awards granted in the first quarter of 2023 compared the fair value of the 2020 market-based awards which expired unvested, as well as internal promotions.

Changes related to other income

We were contingently liable for $5.7 million of debt owed by one of our former tenants, which we fully reserved in 2018 due to the tenant filing for bankruptcy. No payments were made in relation to this contingent liability and, as the underlying debt had a maturity of March 15, 2022, we reversed our reserve in the first quarter of 2022.

Property Portfolio Information

2,083	99.8%	49	347	37
Properties	Occupancy	States	Tenants	Tenant Industries

Diversification By Tenant

The following is a summary of tenant concentration for our owned real estate properties as of March 31, 2023:

Tenant Concept (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness	13	1,474	4.3%
Invited Clubs	21	1,005	2.7%
BJ's Wholesale Club	11	1,233	2.3%
At Home	16	1,861	2.1%
Church's Chicken	160	231	1.9%
Dave & Buster's / Main Event	15	807	1.9%
Circle K / Clean Freak	77	245	1.9%
Dollar Tree / Family Dollar	133	1,230	1.9%
Home Depot	8	946	1.7%
GPM	107	301	1.5%
Other(2)	1,517	50,428	77.8%
Vacant	5	556	—
Total	2,083	60,317	100.0%

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

Lease Expirations

As of March 31, 2023, the weighted average remaining non-cancellable initial term of our leases (based on ABR) was 10.4 years. The following is a summary of lease expirations for our owned real estate as of March 31, 2023, assuming that tenants do not exercise any renewal options or early termination rights:

Leases Expiring In:	Number of Properties	Total Square Feet (in thousands)	ABR (in thousands)	Percent of ABR
Remainder of 2023	57	1,080	$14,455	2.1%
2024	46	1,521	17,312	2.5%
2025	51	2,398	21,864	3.2%
2026	119	4,987	45,496	6.6%
2027	167	4,395	59,504	8.6%
2028	151	3,610	46,972	6.8%
2029	319	2,965	44,441	6.5%
2030	69	2,506	24,225	3.5%
2031	77	3,675	36,223	5.3%
2032	141	3,632	35,291	5.1%
Thereafter	881	28,992	343,346	49.8%
Vacant	5	556	—	—
Total owned properties	2,083	60,317	$689,129	100.0%

Diversification By Geography

The following is a summary of geographic concentration for our owned real estate properties as of March 31, 2023:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	297	7,403	14.6%	Kentucky	47	563	1.3%
Florida	154	2,813	7.6%	Massachusetts	8	750	1.2%
Ohio	104	5,640	6.6%	Louisiana	26	653	1.2%
Georgia	145	2,840	5.9%	Arkansas	47	690	1.1%
Michigan	98	2,859	4.3%	Kansas	20	958	0.9%
Tennessee	118	2,518	3.8%	New Hampshire	18	660	0.8%
California	29	1,569	3.5%	Alaska	9	319	0.8%
Illinois	57	1,513	3.3%	New Jersey	13	466	0.7%
Indiana	43	3,734	3.0%	Connecticut	7	910	0.7%
North Carolina	84	1,854	2.8%	Idaho	14	226	0.6%
Alabama	105	1,470	2.6%	Iowa	12	1,304	0.6%
New York	36	1,930	2.5%	Washington	9	160	0.5%
Arizona	44	903	2.4%	Maine	28	103	0.4%
Missouri	66	1,541	2.4%	West Virginia	12	198	0.4%
Colorado	33	1,264	2.4%	Nebraska	10	262	0.4%
South Carolina	69	1,168	2.4%	Rhode Island	4	152	0.3%
Maryland	12	1,413	2.4%	Delaware	2	128	0.3%
Virginia	47	1,526	2.3%	North Dakota	4	110	0.3%
Minnesota	30	1,241	2.3%	Montana	3	152	0.3%
New Mexico	35	863	1.8%	Oregon	3	104	0.2%
Oklahoma	59	1,139	1.7%	South Dakota	2	30	0.1%
Pennsylvania	31	1,057	1.6%	Wyoming	1	35	0.1%
Mississippi	51	993	1.6%	U.S. Virgin Islands	1	38	0.1%
Utah	18	976	1.5%	Nevada	1	12	*
Wisconsin	16	1,105	1.4%	Vermont	1	2	*

* Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following is a summary of asset type concentration, the industry of the underlying tenant operations for our retail properties and the underlying property use for our non-retail properties as of March 31, 2023:

Asset Type	Tenant Industry / Underlying Use	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,772	29,615	67.0%
	Health & Fitness	53	3,208	7.9%
	Convenience Stores	302	961	5.3%
	Quick Service Restaurants	335	731	4.6%
	Car Washes	110	525	4.6%
	Casual Dining	125	892	4.4%
	Movie Theaters	32	1,656	3.5%
	Dealerships	33	1,091	3.3%
	Entertainment	29	1,275	3.1%
	Drug Stores	75	966	3.1%
	Dollar Stores	217	2,058	3.0%
	Automotive Service	125	1,025	3.0%
	Home Improvement	35	2,114	3.0%
	Supercenters & Clubs	17	1,864	2.7%
	Home Décor	21	2,459	2.5%
	Home Furnishings	28	1,277	2.1%
	Sporting Goods	20	1,154	1.9%
	Department Stores	18	1,619	1.8%
	Grocery	31	1,459	1.7%
	Other	29	900	1.6%
	Early Education	41	450	1.4%
	Specialty Retail	31	668	1.1%
	Automotive Parts	54	381	0.7%
	Discount Retail	4	341	0.4%
	Pet Supplies & Service	4	201	0.3%
	Vacant	3	340	—
Non-Retail		311	30,702	33.0%
	Distribution	136	13,588	11.2%
	Manufacturing	76	12,241	10.6%
	Office	9	1,182	3.0%
	Country Club	21	1,005	2.7%
	Industrial Outdoor Storage	21	1,145	2.0%
	Medical	29	416	1.6%
	Flex	14	511	0.8%
	Data Center	2	276	0.7%
	Hotel	1	122	0.4%
	Vacant	2	216	—
Total		2,083	60,317	100.0%

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any material off-balance sheet arrangements.

New Accounting Pronouncements

None.

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

Adjusted Debt: Adjusted Debt represents interest bearing debt (reported in accordance with GAAP) adjusted to exclude unamortized debt discount/premium and deferred financing costs and reduced by cash and cash equivalents and 1031 Exchange proceeds. By excluding these amounts, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition.

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

FFO and AFFO

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net income attributable to common stockholders	$93,585	$53,468
Portfolio depreciation and amortization	78,069	68,965
Portfolio impairments	5,255	127
Gain on disposition of assets	(49,187)	(877)
FFO attributable to common stockholders	$127,722	$121,683
Loss on debt extinguishment	—	172
Deal pursuit costs	573	365
Non-cash interest expense, excluding capitalized interest	2,780	1,937
Straight-line rent, net of uncollectible reserve	(9,920)	(8,575)
Other amortization and non-cash charges	(349)	(647)
Non-cash compensation expense	5,230	4,025
Costs related to COVID-19 (1)	—	6
Other income	—	(5,679)
AFFO attributable to common stockholders	$126,036	$113,287

Net income per share of common stock - Diluted	$0.66	$0.42
FFO per share of common stock - Diluted (2)	$0.90	$0.95
AFFO per share of common stock - Diluted (2)	$0.89	$0.88

Weighted average shares of common stock outstanding - Diluted	141,055,850	128,360,431
(1)
Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended March 31,
	2023	2022
FFO	$0.2 million	$0.2 million
AFFO	$0.2 million	$0.2 million

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	March 31,
(In thousands)	2023	2022
2019 Credit Facility	$98,000	$519,500
2022 Term Loans, net	792,813	—
Senior Unsecured Notes, net	2,723,503	2,719,597
Mortgages payable, net	4,841	5,412
Total debt, net	3,619,157	3,244,509
Unamortized debt discount, net	9,231	10,511
Unamortized deferred financing costs	24,301	19,701
Cash and cash equivalents	(4,871)	(24,229)
1031 Exchange proceeds / Funds held in escrow	(12,983)	(2,347)
Adjusted Debt	$3,634,835	$3,248,145

	Three Months Ended March 31,
(In thousands)	2023		2022
Net income	$96,173		$56,056
Interest	33,547		26,023
Depreciation and amortization	78,213		69,108
Income tax expense	223		172
Gain on disposition of assets	(49,187)		(877)
Portfolio impairments	5,255		127
EBITDAre	$164,224		$150,609
Adjustments to revenue producing acquisitions and dispositions	1,193		5,314
Construction rent collected, not yet recognized in earnings	503		509
Deal pursuit costs	573		365
Gain on debt extinguishment	—		172
Costs related to COVID-19 (1)	—		6
Non-cash compensation expense	5,230		4,025
Other income	—		(5,679)
Adjusted EBITDAre	$171,723		$155,321
Other adjustments for Annualized EBITDAre (2)	(487)		(213)
Annualized Adjusted EBITDAre	$684,944		$620,432

Total Debt, Net / Annualized Net Income (3)	9.4	x	14.5	x
Adjusted Debt / Annualized Adjusted EBITDAre (4)	5.3	x	5.2	x
(1)
Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)
Adjustment for the three months ended March 31, 2023 relates to current period recoveries related to prior period property costs and rent deemed not probable of collection. For the same period in 2022, the adjustments are comprised of net current period recoveries related to prior period rent deemed not probable of collection and prior period property costs.
(3)
Represents net income for the three months ended March 31, 2023 and 2022, respectively, annualized.
(4)
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

As of March 31, 2023, our assets were primarily leased on a long-term, triple-net basis with contractual rent increases during the term of the lease. As of March 31, 2023, $2.8 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes and mortgages payable, with a weighted average stated interest rate of 3.25%, excluding amortization of deferred financing costs and debt discounts/premiums. $800.0 million of our indebtedness as of March 31, 2023 was variable-rate borrowings outstanding under our 2022 Term Loans, which bear interest at 1-month adjusted SOFR plus an applicable margin of 0.850% per annum. However, in conjunction with the 2022 Term Loans, we entered into interest rate swaps to swap 1-month SOFR, resulting in an effective weighted average fixed rate of 3.50%.

The remaining $98.0 million of our indebtedness was variable-rate borrowings outstanding under our 2019 Credit Facility, with a weighted average stated interest rate of 5.42% for the three months ended March 31, 2023. If 1-month SOFR as of March 31, 2023 increased by 100 basis points, or 1.0%, the resulting increase in annual interest expense with respect to the $98.0 million outstanding under the 2019 Credit Facility would impact our future earnings and cash flows by $1.0 million. However, there continues to be uncertainty in market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to concerns over inflation risk, which could result in continued increases in market interest rates and, thus, increased interest expenses on any future borrowings under our 2019 Credit Facility.

The estimated fair values of our Senior Unsecured Notes have been derived based on quoted prices in active markets, while the estimated fair values of the remaining debt instruments have been derived based on discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of March 31, 2023 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$98,000	$97,999
2022 Term Loans, net (1)	792,813	801,667
Senior Unsecured Notes, net (1)	2,723,503	2,390,320
Mortgages payable, net (1)	4,841	4,650

(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2023 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

3.6	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

3.7	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on November 18, 2021 and incorporated herein by reference.

10.1*	Form of Restricted Stock Award Grant Notice and Agreement.

10.2*	Form of 2023 Performance Share Award Grant Notice and Agreement.

22.1*	List of Issuers of Guaranteed Securities as of March 31, 2023.

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

Date: May 3, 2023