Form 10-Q
period 2023-06-30
SPIRIT REALTY CAPITAL, INC.
filed 2023-08-07
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2023, there were 141,331,358 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Investments:
Real estate assets held for investment:
Land and improvements	$2,759,425	$2,740,250
Buildings and improvements	6,050,616	5,892,117
Less: accumulated depreciation	(1,310,816)	(1,211,061)
Total real estate assets held for investment, net	7,499,225	7,421,306
Intangible lease assets, net	403,509	423,870
Real estate assets under direct financing leases, net	7,412	7,427
Real estate assets held for sale, net	40,321	49,148
Loans receivable, net	68,308	23,023
Total investments, net	8,018,775	7,924,774
Cash and cash equivalents	174,557	8,770
Deferred costs and other assets, net	276,424	313,722
Goodwill	225,600	225,600
Total assets	$8,695,356	$8,472,866

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$55,500
Term loans, net	1,089,146	792,309
Senior Unsecured Notes, net	2,724,500	2,722,514
Mortgages payable, net	4,694	4,986
Total debt, net	3,818,340	3,575,309
Intangible lease liabilities, net	110,623	118,077
Accounts payable, accrued expenses and other liabilities	225,931	218,164
Total liabilities	4,154,894	3,911,550
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both June 30, 2023 and December 31, 2022	166,177	166,177
Common stock, $0.05 par value, 350,000,000 shares authorized: 141,331,358 and 141,231,219 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7,067	7,062
Capital in excess of common stock par value	7,295,822	7,285,629
Accumulated deficit	(2,975,640)	(2,931,640)
Accumulated other comprehensive income	47,036	34,088
Total stockholders’ equity	4,540,462	4,561,316
Total liabilities and stockholders’ equity	$8,695,356	$8,472,866

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental income	$186,266	$173,559	$373,560	$340,634
Interest income on loans receivable	1,596	522	2,413	841
Earned income from direct financing leases	131	131	262	262
Other operating income	1,308	723	1,355	1,594
Total revenues	189,301	174,935	377,590	343,331
Expenses:
General and administrative	15,075	13,421	30,954	28,095
Property costs (including reimbursable)	8,082	6,950	15,695	15,205
Deal pursuit costs	259	655	832	1,020
Interest	34,527	27,594	68,074	53,617
Depreciation and amortization	78,944	72,898	157,157	142,006
Impairments	11,539	9,398	16,794	9,525
Total expenses	148,426	130,916	289,506	249,468
Other income:
Loss on debt extinguishment	—	—	—	(172)
Gain on disposition of assets	13,602	38,928	62,789	39,805
Other income	—	—	—	5,679
Total other income	13,602	38,928	62,789	45,312
Income before income tax expense	54,477	82,947	150,873	139,175
Income tax expense	(296)	(207)	(519)	(379)
Net income	54,181	82,740	150,354	138,796
Dividends paid to preferred shareholders	(2,588)	(2,588)	(5,176)	(5,176)
Net income attributable to common stockholders	$51,593	$80,152	$145,178	$133,620

Net income per share attributable to common stockholders:
Basic	$0.36	$0.60	$1.03	$1.02
Diluted	$0.36	$0.60	$1.03	$1.02

Weighted average shares of common stock outstanding:
Basic	141,103,715	134,147,541	141,079,915	131,066,799
Diluted	141,103,715	134,219,450	141,079,915	131,307,057

Dividends declared per common share issued	$0.6630	$0.6380	$1.3260	$1.2760

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$51,593	$80,152	$145,178	$133,620
Other comprehensive income:
Net reclassification of amounts from AOCIL	23,534	702	12,948	1,404
Total comprehensive income	$75,127	$80,854	$158,126	$135,024

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Six Months Ended June 30, 2023	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCIL	Total Stockholders’ Equity
Balances, December 31, 2022	6,900,000	$166,177	141,231,219	$7,062	$7,285,629	$(2,931,640)	$34,088	$4,561,316
Net income	—	—	—	—	—	96,173	—	96,173
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	93,585	—	93,585
Other comprehensive loss	—	—	—	—	—	—	(10,586)	(10,586)
Dividends declared on common stock	—	—	—	—	—	(93,675)	—	(93,675)
Tax withholdings related to net stock settlements	—	—	(30,279)	(2)	—	(1,310)	—	(1,312)
Stock-based compensation, net	—	—	98,982	5	5,225	(659)	—	4,571
Balances, March 31, 2023	6,900,000	$166,177	141,299,922	$7,065	$7,290,854	$(2,933,699)	$23,502	$4,553,899
Net income	—	—	—	—	—	54,181	—	54,181
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	51,593	—	51,593
Other comprehensive income	—	—	—	—	—	—	23,534	23,534
Dividends declared on common stock	—	—	—	—	—	(93,700)	—	(93,700)
Tax withholdings related to net stock settlements	—	—	(3,825)	—	—	(145)	—	(145)
Stock-based compensation, net	—	—	35,261	2	4,968	311	—	5,281
Balances, June 30, 2023	6,900,000	$166,177	141,331,358	$7,067	$7,295,822	$(2,975,640)	$47,036	$4,540,462

Six Months Ended June 30, 2022	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCIL	Total Stockholders’ Equity
Balances, December 31, 2021	6,900,000	$166,177	127,699,235	$6,385	$6,673,440	$(2,840,356)	$(5,847)	$3,999,799
Net income	—	—	—	—	—	56,056	—	56,056
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	53,468	—	53,468
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(85,688)	—	(85,688)
Tax withholdings related to net stock settlements	—	—	(39,028)	(2)	—	(6,408)	—	(6,410)
Issuance of shares of common stock, net	—	—	6,559,406	328	299,440	—	—	299,768
Stock-based compensation, net	—	—	86,888	4	4,021	(496)	—	3,529
Balances, March 31, 2022	6,900,000	$166,177	134,306,501	$6,715	$6,976,901	$(2,879,480)	$(5,145)	$4,265,168
Net income	—	—	—	—	—	82,740	—	82,740
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	80,152	—	80,152
Other comprehensive income	—	—	—	—	—	—	702	702
Dividends declared on common stock	—	—	—	—	—	(86,987)	—	(86,987)
Tax withholdings related to net stock settlements	—	—	(403)	—	—	(17)	—	(17)
Issuance of shares of common stock, net	—	—	1,999,996	100	89,864	—	—	89,964
Stock-based compensation, net	—	—	35,591	2	4,385	(498)	—	3,889
Balances, June 30, 2022	6,900,000	$166,177	136,341,685	$6,817	$7,071,150	$(2,886,830)	$(4,443)	$4,352,871

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$150,354	$138,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,157	142,006
Impairments	16,794	9,525
Amortization of deferred financing costs	3,619	2,162
Amortization of debt discounts	652	629
Amortization of deferred losses on interest rate swaps	1,404	1,404
Stock-based compensation expense	10,200	8,412
Loss on debt extinguishment	—	172
Gain on dispositions of real estate and other assets	(62,789)	(39,805)
Non-cash revenue	(18,589)	(18,815)
Other	24	—
Changes in operating assets and liabilities:
Deferred costs and other assets, net	3,781	(2,627)
Accounts payable, accrued expenses and other liabilities	(1,861)	(17,517)
Net cash provided by operating activities	260,746	224,342
Investing activities
Acquisitions of real estate	(323,639)	(872,742)
Capitalized real estate expenditures	(38,031)	(37,319)
Investments in loans receivable	(13,672)	(12,700)
Proceeds from dispositions of real estate	177,838	111,244
Net cash used in investing activities	(197,504)	(811,517)
Financing activities
Borrowings under revolving credit facilities	424,000	991,600
Repayments under revolving credit facilities	(479,500)	(585,500)
Repayments under mortgages payable	(274)	(258)
Borrowings under term loans	300,000	—
Deferred financing costs	(269)	(8,692)
Proceeds from issuance of common stock, net of offering costs	—	389,674
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(1,457)	(6,427)
Common stock dividends paid	(187,317)	(168,884)
Preferred stock dividends paid	(5,176)	(5,176)
Net cash provided by financing activities	50,007	606,337
Net increase in cash, cash equivalents and restricted cash	113,249	19,162
Cash, cash equivalents and restricted cash, beginning of period	61,953	17,799
Cash, cash equivalents and restricted cash, end of period	$175,202	$36,961

Cash paid for interest, net of interest capitalized	$70,498	$49,241
Interest capitalized	720	326
Cash paid for income taxes	773	527

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Six Months Ended June 30,
	2023	2022
Dividends declared and unpaid	$93,700	$86,987
Accrued capitalized costs	31,737	14,749
Accrued market-based award dividend rights	348	994
Derivative changes in fair value	11,544	—
Financing provided in connection with disposition of assets	33,000	—
Right-of-use assets	6,086	—
Right-of-use liabilities	6,086	—

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

June 30, 2023

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

The consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of June 30, 2023 and December 31, 2022, net assets totaling $11.3 million and $11.7 million, respectively, were held, and net liabilities totaling $4.7 million and $4.9 million, respectively, were owed by these encumbered special purpose entities and are included in the consolidated balance sheets.

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

	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents	$174,557	$8,770	$5,444
Restricted cash:
1031 Exchange proceeds	—	53,183	29,170
Tenant security deposits	645	—	—
Funds held in escrow(1)	—	—	2,347
Total cash, cash equivalents and restricted cash	$175,202	$61,953	$36,961

(1) Deposits related to acquisitions held in third-party escrow accounts.

Tenant Receivables

The Company reviews its rent and other tenant receivables for collectability on a regular basis, considering changes in factors such as the tenant’s payment history, the tenant’s financial condition, industry conditions in which the tenant operates and economic conditions in the geographic area in which the tenant operates. If a receivable is not probable of collection, a direct write-off of the receivable will be made. The Company had accounts receivable balances of $13.6 million and $18.2 million at June 30, 2023 and December 31, 2022, respectively, after the impact of $2.0 million and $3.2 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred cost and other assets, net in the consolidated balance sheets.

For receivable balances related to the straight-line method of recognizing rental income, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $178.4 million and $167.1 million at June 30, 2023 and December 31, 2022, respectively, after the impact of $2.4 million and $1.3 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the consolidated balance sheets.

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

NOTE 3. INVESTMENTS

Owned Properties

As of June 30, 2023, the Company's gross investment in owned real estate properties totaled $9.3 billion. The gross investment, as adjusted for any impairment, is comprised of land, buildings, lease intangible assets, lease intangible liabilities, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 15.4%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio.

During the six months ended June 30, 2023, the Company had the following real estate activity (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2022	2,098	17	2,115	$9,122,163	$61,581	$9,183,744
Acquisitions/improvements (1)	18	—	18	368,695	—	368,695
Dispositions of real estate (2)	(37)	(32)	(69)	(91,385)	(80,600)	(171,985)
Transfers to Held for Sale	(41)	41	—	(82,673)	82,673	—
Transfers from Held for Sale	2	(2)	—	3,675	(3,675)	—
Impairments (3)	—	—	—	(7,763)	(7,644)	(15,407)
Reset of gross balances (4)	—	—	—	(13,184)	(4,323)	(17,507)
Gross balance, June 30, 2023	2,040	24	2,064	9,299,528	48,012	9,347,540
Accumulated depreciation and amortization				(1,500,005)	(7,691)	(1,507,696)
Net balance, June 30, 2023 (5)				$7,799,523	$40,321	$7,839,844

(1) Includes investments of $38.5 million in revenue producing capitalized expenditures and $3.7 million of non-revenue producing capitalized expenditures during the six months ended June 30, 2023.

(2) For the six months ended June 30, 2023, the net gains on disposal of properties held in use and held for sale were $41.5 million and $21.3 million, respectively.

(3) Impairments on owned real estate is comprised of real estate and intangible asset/liability impairment.

(4) Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles and tenant improvements which have been fully amortized.

(5) Reconciliation of total owned investments to the accompanying consolidated balance sheet at June 30, 2023 is as follows:

Real estate assets held for investment, net	$7,499,225
Intangible lease assets, net	403,509
Real estate assets under direct financing leases, net	7,412
Real estate assets held for sale, net	40,321
Intangible lease liabilities, net	(110,623)
Net balance	$7,839,844

Operating Leases

As of June 30, 2023 and 2022, the Company held 2,058 and 2,073 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Base Cash Rent (1)	$171,687	$157,950	$342,917	$308,585
Variable cash rent (including reimbursables)	6,259	6,016	12,054	13,234
Straight-line rent, net of uncollectible reserve (2)	7,980	9,015	17,900	17,590
Amortization of above- and below- market lease intangibles, net (3)	340	578	689	1,225
Total rental income	$186,266	$173,559	$373,560	$340,634

(1) Includes net impact of amounts (reserved)/recovered of $(0.3) million and $(0.1) million for the three and six months ended June 30, 2023, and zero and $0.1 million for the three and six months ended June 30, 2022, respectively.

(2) Includes net impact of amounts (reserved) of $(2.0) million for both the three and six months ended June 30, 2023, respectively, and $(0.1) million for both the three and six months ended June 30, 2022, respectively.

(3) Excludes amortization of in-place leases of $10.9 million and $22.0 million for the three and six months ended June 30, 2023, respectively, and $10.9 million and $21.3 million for the three and six months ended June 30, 2022, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations.

Lease renewal periods are exercisable at the lessees’ option and, as such, minimum future rent only includes the remaining initial non-cancellable term of our operating leases. In addition, minimum future rent includes fixed rent escalations occurring on or after July 1, 2023, but does not include variable rent escalations, such as those based on CPI, or contingent rents. Minimum future rent at June 30, 2023 is as follows (in thousands):

June 30, 2023
Remainder of 2023	$346,780
2024	692,677
2025	682,050
2026	657,180
2027	616,752
Thereafter	5,068,357
Total future minimum rentals	$8,063,796

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	June 30, 2023	December 31, 2022
In-place leases	$549,496	$559,962
Above-market leases	105,969	101,594
Less: accumulated amortization	(251,956)	(237,686)
Intangible lease assets, net	$403,509	$423,870

Below-market leases	$173,390	$179,187
Less: accumulated amortization	(62,767)	(61,110)
Intangible lease liabilities, net	$110,623	$118,077

Direct Financing Leases

As of June 30, 2023, the Company held one property under a direct financing lease, which was held in use. As of June 30, 2023, this property had $2.2 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. As of June 30, 2023, the Company had a reserve of $0.1 million against the investment balance of $7.5 million, which was initially recorded in 2020 as a result of the initial term of the direct financing lease extending until 2027.

Loans Receivable

During the first quarter of 2023, the Company provided fixed-rate seller financing in conjunction with the sale of four single-tenant properties for $33.0 million, for which the properties serve as collateral. The Company also provided additional funding for an existing construction loan, which increased the principal amount of the loan by $0.8 million. The Company evaluated the collectability of these amounts receivable and recorded an allowance for loan losses of $0.5 million during the three months ended March 31, 2023 due to the borrowers' financials and performance metrics.

During the second quarter of 2023, the Company issued a fixed-rate, uncollateralized loan for $5.0 million. Additionally, the Company purchased $10.0 million of term loans for $7.9 million, with $2.1 million being recorded to allowance for loan losses at time of purchase. The Company evaluated the collectability of these amounts receivable and recorded an additional allowance for loan losses of $0.8 million for the three months ended June 30, 2023. The Company also recorded an additional allowance for loan losses of $0.1 million during the three months ended June 30, 2023 on an existing loan due to changes in the borrower's macroeconomic environment.

The following table details our loans receivable activity (in thousands):

	Principal Balance	Allowance for Credit Loss	Total
December 31, 2022	$23,700	$(677)	$23,023
Loans issued	48,750	(3,465)	45,285
Loan payments received	—	—	—
June 30, 2023	$72,450	$(4,142)	$68,308

Impairments and Allowance for Credit Losses

The following table summarizes impairments and allowance for credit losses recognized in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Real estate asset impairment	$10,087	$8,903	$14,803	$8,903
Intangible asset impairment	568	495	604	495
Allowance for credit losses on loans receivable	884	—	1,387	127
Total impairment loss	$11,539	$9,398	$16,794	$9,525

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	June 30, 2023	December 31, 2022
Debt:
Revolving credit facilities	12.18%	—	2.8	$—	$55,500
Term loans	3.80%	3.86%	2.5	1,100,000	800,000
Senior Unsecured Notes	3.42%	3.25%	5.9	2,750,000	2,750,000
Mortgages payable	4.88%	5.82%	7.6	4,551	4,825
Total debt	3.68%	3.42%	5.1	3,854,551	3,610,325
Debt discount, net				(8,903)	(9,556)
Deferred financing costs, net (4)				(27,308)	(25,460)
Total debt, net				$3,818,340	$3,575,309

(1) Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, non-utilization fees and impact of cash flow hedges, where applicable, calculated for the six months ended June 30, 2023 based on the average principal balance outstanding during the period.

(2) Based on the outstanding principal balance as of June 30, 2023. Term loans include the impact of cash flow hedges. Excluding the impact of cash flow hedges, the stated interest rate for the term loans was 6.06% as of June 30, 2023.

(3) Based on the outstanding principal balance as of June 30, 2023.

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

As of June 30, 2023, outstanding loans under the 2019 Credit Facility bore interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.775% per annum and the aggregate revolving commitments incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). Prior to March 30, 2022, outstanding loans under the 2019 Credit Facility bore interest at 1-month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum.

In connection with the amendment and restatement of the 2019 Credit Facility, the Company wrote off $0.2 million in deferred financing costs and incurred deferred financing costs of $8.6 million. The unamortized deferred financing costs were $6.6 million as of June 30, 2023, compared to $7.8 million as of December 31, 2022.

As of June 30, 2023, $1.2 billion of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of June 30, 2023.

Term Loans

On August 22, 2022, the Operating Partnership entered into the 2022 Term Loan Agreement, which provides for borrowings in an aggregate amount of $800.0 million, comprised of a $300.0 million tranche which matures August 22, 2025 and a $500.0 million tranche which matures August 20, 2027. The 2022 Term Loan Agreement also includes an accordion feature to increase the available term loans by $200.0 million, subject to satisfying certain requirements. The Company incurred $8.4 million in deferred financing costs in connection with entering into the 2022 Term Loan Agreement, and the unamortized deferred financing costs were $6.7 million as of June 30, 2023, compared to $7.7 million as of December 31, 2022.

On November 17, 2022, the Operating Partnership entered into the 2023 Term Loan Agreement, which provides for $500.0 million of unsecured term loans with a maturity date of June 16, 2025. The 2023 Term Loan Agreement also includes an accordion feature to increase the available term loans by $100.0 million, subject to satisfying certain requirements. The Company incurred $4.3 million in deferred financing costs in connection with the $300.0 million drawn of the 2023 Term Loans, and the unamortized deferred financing costs were $4.2 million as of June 30, 2023. Borrowing capacity of $200.0 million was available under the 2023 Term Loan Agreements as of June 30, 2023, which may be drawn by December 29, 2023.

As of June 30, 2023, the 2022 Term Loans and 2023 Term Loans bore interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.850% and 0.950% per annum, respectively, based on the Operating Partnership's credit rating. In conjunction with the Company's term loans, the Company entered into interest rate swaps as cash flow hedges (see Note 7).

In connection with the 2022 Term Loan Agreement and the 2023 Term Loan Agreement, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of June 30, 2023.

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	June 30, 2023	December 31, 2022
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000	$2,750,000

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

As of June 30, 2023 and December 31, 2022, the unamortized deferred financing costs were $16.5 million and $17.8 million, respectively, and the unamortized discount was $9.0 million and $9.7 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of June 30, 2023.

Mortgages Payable

Indirect wholly-owned special purpose entity subsidiaries of the Company are borrowers under two fixed-rate non-recourse loans, which have been securitized into CMBS and are secured by the borrowers’ respective leased properties and related assets. The stated interest rates as of June 30, 2023 for the loans were 5.80% and 6.00%, respectively. Each loan was secured by one property. There were no unamortized deferred financing costs as of either June 30, 2023 and December 31, 2022, and the unamortized net premium as of June 30, 2023 and December 31, 2022 was $0.1 million and $0.2 million, respectively.

Debt Extinguishment

The Company did not extinguish any debt during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company recognized a loss on debt extinguishment of $0.2 million as a result of the amendment and restatement of the 2019 Revolving Credit and Term Loan Agreement.

Debt Maturities

As of June 30, 2023, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2023	$282	$—	$282
2024	590	—	590
2025	610	600,016	600,626
2026	469	300,000	300,469
2027	497	800,000	800,497
Thereafter	2,034	2,150,053	2,152,087
Total	$4,482	$3,850,069	$3,854,551

Interest Expense

The components of interest expense related to the Company's borrowings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revolving credit facilities (1)	$1,786	$3,148	$3,625	$4,970
Term loans (2)	7,726	—	14,732	—
Senior Unsecured Notes	22,313	22,313	44,626	44,626
Mortgages payable	67	75	136	152
Non-cash:
Amortization of deferred financing costs	1,865	1,240	3,619	2,162
Amortization of debt discount, net	328	316	652	629
Amortization of net losses related to interest rate swaps	702	702	1,404	1,404
Capitalized interest	(260)	(200)	(720)	(326)
Total interest expense	$34,527	$27,594	$68,074	$53,617

(1) Includes facility fees of approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2022, respectively.

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

In November 2021, the Board of Directors approved a new $500.0 million ATM Program, and the Company terminated its 2020 ATM Program. The following details the activity under the 2021 ATM Program since its inception (in thousands):

2021 ATM	Forward Shares	Regular Shares	Total Shares	Net Proceeds on Issuances
Month ended 12/31/2021
Shares sold	2,268	438	2,706
Shares issued	(2,212)	(438)	(2,650)	$120,286
Unsettled shares sold as of 12/31/2021	56	—	56

Year ended 12/31/2022
Shares sold	2,434	1,525	3,959
Shares issued	(2,490)	(1,525)	(4,015)	$167,850
Unsettled shares sold as of 12/31/2022	—	—	—

Six months ended 6/30/2023
Shares sold	—	—	—
Shares issued	—	—	—	$—
Unsettled shares sold as of 6/30/2023	—	—	—

As of June 30, 2023, approximately $208.7 million of capacity remained available under the 2021 ATM Program.

Preferred Stock

As of June 30, 2023, the Company had 6.9 million shares of Series A Preferred Stock outstanding, which pays cumulative cash dividends of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $1.50 per share on an annual basis).

Dividends Declared

For the six months ended June 30, 2023, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 22, 2023	$0.663	March 31, 2023	$93,675	April 14, 2023
May 3, 2023	$0.663	June 30, 2023	$93,700	July 14, 2023
Preferred Stock
February 22, 2023	$0.375	March 15, 2023	$2,588	March 31, 2023
May 3, 2023	$0.375	June 15, 2023	$2,588	June 30, 2023

The common stock dividend declared on May 3, 2023 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of June 30, 2023.

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

As of June 30, 2023, there were no outstanding claims or litigation against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of June 30, 2023, no accruals have been made.

Purchase and Capital Improvement Commitments

As of June 30, 2023, the Company had commitments totaling $107.3 million, all of which relates to improvements on properties the Company owns. $8.2 million of the Company’s commitments are expected to be funded by the end of 2023 and $99.0 million are expected to be funded by the end of 2024.

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

In the third quarter of 2019, the Company terminated interest rate swaps which had been entered into in December 2018 and accelerated the reclassification of a loss of $12.5 million from AOCIL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and is being amortized over the remaining initial term of the interest rate swaps, which ends January 31, 2024. As of June 30, 2023, the unamortized portion of loss in AOCIL related to terminated interest rate swaps was $1.6 million.

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

				Fair Value of Asset
Interest Rate Swap Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	June 30, 2023
$300,000	2.501%	September 15, 2022	August 22, 2027	$17,040
$200,000	2.507%	September 15, 2022	August 22, 2027	11,288
$300,000	2.636%	September 15, 2022	August 22, 2025	12,243
$300,000	3.769%	June 15, 2023	June 15, 2025	5,392
$200,000	3.590%	December 15, 2023	June 15, 2025	2,710
				$48,673

The following table provides information about the amounts recorded in AOCIL, as well as any amounts reclassified to operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash flow hedge derivatives	$27,927	$—	$20,623	$—
Amount of gain reclassified from AOCIL to interest	(5,095)	—	(9,079)	—
Amount of loss reclassified from AOCIL to interest	702	702	1,404	1,404
Total	$23,534	$702	$12,948	$1,404

During the next 12 months, we estimate that approximately $1.6 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt and $27.1 million will be reclassified as a decrease to interest expense related to cash flow hedge derivatives.

NOTE 8. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The Company’s interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. The Company’s financial assets that were accounted for at fair value on a recurring basis were as follows (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Derivatives held at June 30, 2023
Interest rate swap assets	$48,673	$—	$48,673	$—

Derivatives held at December 31, 2022
Interest rate swap assets	$37,128	$—	$37,128	$—

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

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at June 30, 2023
Impaired at March 31, 2023	$6,526	$—	$—	$6,526
Impaired at June 30, 2023	$22,231	$—	$—	$22,231

Assets held at December 31, 2022
Impaired at June 30, 2022	$4,700	$—	$—	$4,700
Impaired at September 30, 2022	$4,094	$—	$—	$4,094
Impaired at December 31, 2022	$29,636	$—	$—	$29,636

As of June 30, 2023, the Company held 19 properties that were impaired during 2023. As of December 31, 2022, the Company held 18 properties that were impaired during 2022. The Company estimated property fair value using price per square foot from unobservable inputs. The unobservable inputs for these properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
June 30, 2023
PSA, LOI or BOV	Retail	17	$11.07 - $615.15	$91.75	255,121
PSA, LOI or BOV	Office	1	$82.91	$82.91	45,686
Comparable Properties	Medical	1	$91.23 - $107.52	$100.33	15,804

December 31, 2022
PSA, LOI or BOV	Retail	12	$30.00 - $384.88	$93.60	223,225
PSA, LOI or BOV	Data Center	1	$24.94	$24.94	188,475
Comparable Properties	Retail	3	$26.05 - $197.15	$56.36	100,195
Comparable Properties	Office	2	$71.69 - $135.00	$98.97	73,000

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

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net(1)	$68,308	$69,421	$23,023	$23,462
2019 Credit Facility	—	—	55,500	55,502
Term loans, net (2)	1,089,146	1,101,173	792,309	802,363
Senior Unsecured Notes, net (2)	2,724,500	2,346,256	2,722,514	2,310,547
Mortgages payable, net (2)	4,694	4,394	4,986	4,685

(1) The carrying value of the loans receivable are net of an allowance for credit losses.

(2) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.
NOTE 9. INCENTIVE AWARD PLAN

Amended Incentive Award Plan

Pursuant to the Amended Incentive Award Plan, restricted share awards and market-based awards are granted to certain of the Company’s officers, directors and other employees. The vesting of these awards results in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender shares of common stock valued at $1.5 million during the six months ended June 30, 2023 solely to pay the associated statutory tax withholdings.

Restricted Share Awards

During the six months ended June 30, 2023, the Company granted 139 thousand restricted shares under the Amended Incentive Award Plan to certain directors and employees and recorded $5.7 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period, which is generally one to three years. As of June 30, 2023, there were approximately 207 thousand unvested restricted shares outstanding.

Market-Based Awards

During the six months ended June 30, 2023, the Board of Directors, or committee thereof, approved target grants of 189 thousand market-based awards to executive officers of the Company. The performance period of these grants is generally three years. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 375%. Grant date fair value of the market-based awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation for the grants approved in the six months ended June 30, 2023 were expected volatility of the Company of 36.3% and expected volatility of the Company's peers, ranging from 26.0% to 52.7%, with an average volatility of 34.0% and a risk-free interest rate of 3.72%. Expected volatility was determined using an equal weighting of implied volatility and historical volatility. The fair value of the market-based award per share of these grants was $74.30 as of the grant date.

Approximately $2.9 million and $2.5 million in dividend rights have been accrued as of June 30, 2023 and December 31, 2022, respectively. For outstanding non-vested awards at June 30, 2023, 0.4 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each award described above. The Company recorded stock-based compensation expense of $5.0 million and $10.2 million for the three and six months ended June 30, 2023, respectively, and $4.4 million and $8.4 million for the three and six months ended June 30, 2022, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations.

The following is a summary of remaining unamortized stock-based compensation expense (in thousands):

	June 30, 2023	December 31, 2022
Restricted share awards	$6,945	$4,727
Market-based awards	22,292	15,165
Total unamortized stock-based compensation expense	$29,237	$19,892

NOTE 10. INCOME PER SHARE

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$54,181	$82,740	$150,354	$138,796
Less: dividends paid to preferred stockholders	(2,588)	(2,588)	(5,176)	(5,176)
Less: dividends and income attributable to unvested restricted stock	(135)	(138)	(274)	(269)
Net income attributable to common stockholders used in basic and diluted income per share	$51,458	$80,014	$144,904	$133,351

Weighted average shares of common stock outstanding	141,320,242	134,359,638	141,310,439	131,293,692
Less: unvested weighted average shares of restricted stock	(216,527)	(212,097)	(230,524)	(226,893)
Basic weighted average shares of common stock outstanding	141,103,715	134,147,541	141,079,915	131,066,799
Plus: unvested market-based awards	—	71,909	—	195,130
Plus: unsettled shares under open forward equity contracts	—	—	—	45,128
Diluted weighted average shares of common stock outstanding (1)	141,103,715	134,219,450	141,079,915	131,307,057

Net income per share attributable to common stockholders - basic	$0.36	$0.60	$1.03	$1.02

Net income per share attributable to common stockholders - diluted	$0.36	$0.60	$1.03	$1.02

Potentially dilutive shares of common stock related to:
Unvested restricted share awards	37,499	33,614	70,628	71,921

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

As of June 30, 2023, we owned a highly diversified portfolio of 2,064 properties operated by 345 tenants and with in-place Annualized Base Rent of $694.6 million. See "Property Portfolio Information" for further information on our portfolio diversification.

Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. As of June 30, 2023, our assets, liabilities, and results of operations are materially the same as those of the Operating Partnership.

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

The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. As of June 30, 2023, the Senior Unsecured Notes were outstanding. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the Senior Unsecured Notes are guaranteed on a senior, full and unconditional basis by the Company. The Operating Partnership is consolidated into the Company’s financial statements. Accordingly, separate consolidated financial statements of the Operating Partnership are not presented.

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

Liquidity and Capital Resources

ATM PROGRAM

In November 2021, the Board of Directors approved a $500.0 million 2021 ATM Program, and we terminated the 2020 ATM Program. Sales of shares of our common stock under the 2021 ATM Program may be made in sales deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The 2021 ATM Program contemplates that, in addition to the issuance and sale by us of shares of our common stock to or through agents, we may enter into separate forward sale agreements with an agent or one of their respective affiliates (in such capacity, each, a “forward purchaser”). When we enter into a forward sale agreement, we expect that the forward purchaser will attempt to borrow from third parties and sell, through a forward seller, shares of our common stock to hedge the forward purchaser's exposure under the forward sale agreement. We will not initially receive any proceeds from any sale of shares of our common stock borrowed by a forward purchaser and sold through a forward seller.

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

As of June 30, 2023, 6.7 million shares of our common stock have been sold under the 2021 ATM Program, of which 4.7 million of these shares were sold through forward sale agreements. None of these shares were sold during the six months ended June 30, 2023. There were no open forward contracts and approximately $208.7 million of capacity remained available under the 2021 ATM Program as of June 30, 2023.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and 2023 Term Loans and, if market conditions warrant, issuances of equity securities, including shares of our common stock under our 2021 ATM program. As of June 30, 2023, available liquidity was comprised of $174.6 million in cash and cash equivalents, $1.2 billion of borrowing capacity under the 2019 Credit Facility and $200.0 million of availability under the delayed-draw 2023 Term Loans.

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

2019 Credit Facility

On March 30, 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement. As of June 30, 2023, the aggregate gross commitment under the 2019 Credit Facility was $1.2 billion, which may be increased up to $1.7 billion by exercising an accordion feature, subject to satisfying certain requirements. The 2019 Credit Facility has a maturity of March 31, 2026 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of June 30, 2023, there were no subsidiaries that met this requirement.

As of June 30, 2023, the 2019 Credit Facility bore interest at a 1-month adjusted SOFR rate plus 0.775% and incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). As of June 30, 2023, there were no borrowings or letters of credit outstanding.

Term Loans

On August 22, 2022, we entered into the 2022 Term Loan Agreement which provides for borrowings in an aggregate amount of $800.0 million comprised of a $300.0 million tranche with a maturity date of August 22, 2025 and a $500.0 million tranche with a maturity date of August 20, 2027. Borrowings may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements. The full borrowing capacity of $800.0 million was drawn as of June 30, 2023.

On November 17, 2022, we entered into the 2023 Term Loan Agreement, which provides for $500.0 million of unsecured term loans with a maturity date of June 16, 2025. Borrowings may be increased up to $600.0 million by exercising an accordion feature, subject to satisfying certain requirements. As of June 30, 2023, $300.0 million was drawn and capacity of $200.0 million was available, which may be drawn by December 29, 2023.

Term loan borrowings may be repaid without premium or penalty. As of June 30, 2023, the 2022 Term Loans and 2023 Term Loans bore interest at a 1-month adjusted SOFR rate plus a margin of 0.850% and 0.950% per annum, respectively, based on the Operating Partnership’s credit rating. In conjunction with entering into the 2022 Term Loans, we entered into interest rate swaps to swap 1-month SOFR for a weighted average fixed rate of 2.55%. In conjunction with entering into the 2023 Term Loans, we entered into interest rate swaps to swap 1-month SOFR for a weighted average fixed rate of 3.70%.

Senior Unsecured Notes

As of June 30, 2023, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	June 30, 2023
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

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

Mortgages payable

The obligors of our property level debt are special purpose entities that hold the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants. As of June 30, 2023, we had two fixed-rate CMBS loans, each secured by a single property. One loan, with principal outstanding of $4.1 million, matures in August 2031 and incurs interest at 5.80%. The other loan, with principal outstanding of $0.4 million, matures in December 2025 and incurs interest at 6.00%. Both loans are partially amortizing and require a balloon payment at maturity.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of June 30, 2023 are as follows (in thousands):

	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
2019 Credit Facility	$—	$—	$—	$—	$—	$—	$—
Term loans	1,100,000	—	—	600,000	—	500,000	—
Senior Unsecured Notes	2,750,000	—	—	—	300,000	300,000	2,150,000
Mortgages payable	4,551	282	590	626	469	497	2,087
	$3,854,551	$282	$590	$600,626	$300,469	$800,497	$2,152,087

CONTRACTUAL OBLIGATIONS

There were no material changes during the six months ended June 30, 2023 outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.

CASH FLOWS

The following table presents a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$260,746	$224,342	$36,404
Net cash used in investing activities	(197,504)	(811,517)	614,013
Net cash provided by financing activities	50,007	606,337	(556,330)
Net increase in cash, cash equivalents and restricted cash	$113,249	$19,162	$94,087

Substantially all of our operating cash flows are generated by our investment portfolio and are primarily dependent upon the rental rates specified in our leases, the collectability of rent and the level of our property and general and administrative costs. The increase in net cash provided by operating activities was driven by a $33.5 million net increase in cash rental revenue, largely as a result of our net acquisitions over the trailing twelve month period. Additionally, there was an increase in cash interest received of $10.7 million, driven by interest rate swaps entered into in conjunction with entering into the 2022 Term Loans and 2023 Term Loans. The primary offset to this increase was an increase in cash interest paid of $21.3 million driven by increased interest rates and changes within our debt structure. See Management’s Discussion and Analysis of Financial Condition: Results of Operations for further discussion on our rental income and interest expenses.

We acquired 18 properties during the six months ended June 30, 2023 compared to 97 during the six months ended June 30, 2022, driving the decrease in investing cash outflows of $547.4 million. Our investment activity is generally funded through cash provided by operations, proceeds from dispositions, proceeds from stock issuances, and proceeds from long-term debt issuances. In addition to the increase in operating cash flows as described above, changes related to our sources of funding were as follows:

•
We sold 69 properties during the six months ended June 30, 2023 compared to 22 during the six months ended June 30, 2022, which resulted in an increase in investing cash inflows of $66.6 million.
•
We issued 8.6 million shares in 2022 compared to none in 2023, resulting in a decrease in proceeds of $389.7 million.
•
We had a net decrease in cash provided by financing debt activity of $153.2 million, which was driven by fewer borrowings under the 2019 Credit Facility in 2023 than 2022, partially offset by draws of $300.0 million under the 2023 Term Loans.

Finally, there was an increase in dividends paid to equity owners of $18.4 million year-over-year, driven by an increase in shares outstanding and an increase in our quarterly dividend rate starting in the third quarter of 2022.

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

Results of Operations

Comparison of the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022

	Three Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
(In Thousands)	2023	2022	2023	2022	Three Months	Six Months
Revenues:
Rental income	$186,266	$173,559	$373,560	$340,634	$12,707	$32,926
Interest income on loans receivable	1,596	522	2,413	841	1,074	1,572
Earned income from direct financing leases	131	131	262	262	—	—
Other operating income	1,308	723	1,355	1,594	585	(239)
Total revenues	189,301	174,935	377,590	343,331	14,366	34,259
Expenses:
General and administrative	15,075	13,421	30,954	28,095	1,654	2,859
Property costs (including reimbursable)	8,082	6,950	15,695	15,205	1,132	490
Deal pursuit costs	259	655	832	1,020	(396)	(188)
Interest	34,527	27,594	68,074	53,617	6,933	14,457
Depreciation and amortization	78,944	72,898	157,157	142,006	6,046	15,151
Impairments	11,539	9,398	16,794	9,525	2,141	7,269
Total expenses	148,426	130,916	289,506	249,468	17,510	40,038
Other income:
Loss on debt extinguishment	—	—	—	(172)	—	172
Gain on disposition of assets	13,602	38,928	62,789	39,805	(25,326)	22,984
Other income	—	—	—	5,679	—	(5,679)
Total other income	13,602	38,928	62,789	45,312	(25,326)	17,477
Income before income tax expense	54,477	82,947	150,873	139,175	(28,470)	11,698
Income tax expense	(296)	(207)	(519)	(379)	(89)	(140)
Net income	$54,181	$82,740	$150,354	$138,796	$(28,559)	$11,558

Changes related to operating properties

The components of rental income are summarized below (in thousands):

Base Cash Rent; Depreciation and amortization

The increase in Base Cash Rent, the largest component of rental income, was driven by our net acquisitions, which also was the driver for the increase in depreciation and amortization. We acquired 93 properties during the trailing twelve months ended June 30, 2023, with a total of $63.7 million of annual in-place rent. During the same period, we disposed of 107 properties, of which 19 were vacant and the remaining 88 had annual in-place rents of $23.6 million. Our acquisitions and dispositions for the trailing twelve months ended June 30, 2023 is summarized below (in thousands):

Although we have had minimal tenant credit issues during the comparative periods, there has been a slight increase in reserves on rental income driven by the current macroeconomic environment. We recognized net reserves of $0.3 million and $0.1 million during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, we recognized net recoveries of zero and $0.1 million, respectively.

Variable cash rent; Property costs (including reimbursable)

Variable cash rent is primarily comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection.

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, total variable cash rent (including reimbursable) decreased primarily due to a decrease in reimbursable property costs as a result of certain one-time amounts recorded during the first quarter of 2022. Although there was a decrease in reimbursable property costs, total property costs (including reimbursable) increased, driven by an increase in non-reimbursable legal fees recorded over the comparative period.

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, there was an increase in both total variable cash rent (including reimbursable) and total property costs (including reimbursable). Reimbursable property costs remained relatively flat, while non-reimbursable property costs increased primarily due to an increase in non-reimbursable legal fees recorded over the comparative period.

The components of variable cash rent and property costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Increase / (Decrease)
	2023	2022	2023	2022	Three Months	Six Months
Tenant reimbursable income, net of uncollectable reserve	$5,081	$4,881	$10,130	$11,083	$200	$(953)
Other variable cash rent	1,178	1,135	1,924	2,151	43	(227)
Total variable cash rent (including reimbursable)	$6,259	$6,016	$12,054	$13,234	$243	$(1,180)

Reimbursable property costs	$5,086	$5,017	$10,134	$11,191	$69	$(1,057)
Non-reimbursable property costs	2,996	1,933	5,561	4,014	1,063	1,547
Total property costs (including reimbursable)	$8,082	$6,950	$15,695	$15,205	$1,132	$490

Straight-line rent, net of uncollectible reserve; Amortization of above- and below- market lease intangibles, net

Non-cash rental income consists of straight-line rental revenue and amortization of above- and below-market lease intangibles, less amounts we deem not probable of collection. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, straight-line rental revenue increased driven by net acquisitions. This increase was partially offset by $2.0 million of reserves for straight-line rental revenue recognized during the three months ended June 30, 2023, primarily driven by a tenant bankruptcy. As such, the increase in reserves led to a decrease in straight-line rental revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Impairments

The increase in impairments for both comparative periods was driven by an increase in held for sale properties, which is a result of an increased focus on accretive capital recycling. We recorded impairment as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Count:	Impairment:	Count:	Impairment:	Count:	Impairment:	Count:	Impairment:
Underperforming properties	16	$8,605	2	$8,584	22	$12,840	2	$8,584
Vacant properties	3	2,050	1	814	4	2,567	1	814
Total		$10,655		$9,398		$15,407		$9,398

Additionally, in accordance with ASU 2016-13, we recognize an allowance for credit loss when we issue a loan. There was an increase year-over-year in allowances for credit losses recognized as a result of issuing more loans in 2023 as compared to 2022. We recorded a $0.1 million allowance upon issuing a loan receivable in the first quarter of 2022. During the first quarter of 2023, we issued a loan receivable and funded an add-on to an existing loan, for which we recorded a total allowance of $0.5 million. In the second quarter of 2023, we recorded a total allowance of $0.8 million upon the issuance of a loan receivable and the purchase of term loans.

Gain on disposition of assets

Gain on disposition of assets increased year-over-year due to an increase in disposition volume, specifically of occupied properties as a result of an increased focus on accretive capital recycling, which we expect to continue throughout 2023. We recognized net gains on disposition of assets as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Count:	Net Gain / (Loss):	Count:	Net Gain / (Loss):	Count:	Net Gain / (Loss):	Count:	Net Gain / (Loss):
Occupied properties sold	18	$14,005	10	37,253	57	$63,216	11	$37,431
Vacant properties sold	12	(765)	7	1,448	12	(789)	11	2,002
Other		362		227		362		372
Total		$13,602		$38,928		$62,789		$39,805

Changes related to debt

Interest expense; Loss on debt extinguishment

Our debt outstanding is summarized below (in thousands):

In March 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement, resulting in a loss of $0.2 million on the partial debt extinguishment. In August 2022, we entered into the 2022 Term Loans, comprised of a $300.0 million tranche which matures in 2025 and a $500.0 million tranche which matures in 2027. In November 2022, we entered into the 2023 Term Loan Agreement for $500.0 million of 2.5-year delayed-draw term loans, of which $300.0 million was drawn in June 2023 and the remainder is available to draw until December 29, 2023. In conjunction with entering into the 2022 Term Loans and the 2023 Term Loans, we entered into interest rate swaps to swap the variable rate for a fixed rate.

Our weighted average stated interest rate increased from 2.92% at June 30, 2022 to 3.42% at June 30, 2023 primarily as a result of entering into the 2022 Term Loans and the 2023 Term Loans. The components of interest expense are summarized below (in thousands):

Changes related to general and administrative expenses

The increase in general and administrative expense was primarily driven by an increase in compensation expenses. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, compensation expenses increased by $2.9 million, and for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, compensation expenses increased by $1.6 million. The increase in compensation expenses was due to increases in non-cash compensation, primarily due to a higher grant date fair value for the 2023 market-based awards granted in the first quarter of 2023 compared to the fair value of the 2020 market-based awards which expired unvested, as well as internal promotions.

Changes related to other income

We were contingently liable for $5.7 million of debt owed by one of our former tenants, which we fully reserved in 2018 due to the tenant filing for bankruptcy. No payments were made in relation to this contingent liability and, as the underlying debt had a maturity of March 15, 2022, we reversed our reserve in the first quarter of 2022.

Property Portfolio Information

2,064	99.8%	49	345	37
Properties	Occupancy	States	Tenants	Tenant Industries

Diversification By Tenant

The following is a summary of tenant concentration for our owned real estate properties as of June 30, 2023:

Tenant Concept (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness	13	1,474	4.2%
Invited Clubs	21	1,005	2.8%
BJ's Wholesale Club	11	1,233	2.3%
At Home	16	1,861	2.1%
Dave & Buster's / Main Event	15	807	1.9%
Church's Chicken	160	231	1.9%
Dollar Tree / Family Dollar	133	1,230	1.8%
Circle K / Clean Freak	76	243	1.8%
Home Depot	8	946	1.7%
GPM	105	296	1.5%
Other(2)	1,501	51,333	78.0%
Vacant	5	435	—
Total	2,064	61,094	100.0%

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

Lease Expirations

As of June 30, 2023, the weighted average remaining non-cancellable initial term of our leases (based on ABR) was 10.3 years. The following is a summary of lease expirations for our owned real estate as of June 30, 2023, assuming that tenants do not exercise any renewal options or early termination rights:

Leases Expiring In:	Number of Properties	Total Square Feet (in thousands)	ABR (in thousands)	Percent of ABR
Remainder of 2023	35	522	$6,927	1.0%
2024	38	1,384	15,048	2.2%
2025	51	2,437	21,954	3.2%
2026	115	4,946	44,414	6.4%
2027	149	4,186	57,326	8.3%
2028	157	3,846	49,842	7.2%
2029	320	3,005	44,826	6.5%
2030	69	2,507	24,331	3.5%
2031	77	3,675	36,285	5.2%
2032	158	3,810	37,097	5.3%
Thereafter	890	30,341	356,544	51.2%
Vacant	5	435	—	—
Total owned properties	2,064	61,094	$694,594	100.0%

Diversification By Geography

The following is a summary of geographic concentration for our owned real estate properties as of June 30, 2023:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	298	7,727	14.9%	Massachusetts	9	917	1.5%
Florida	152	2,793	7.6%	Utah	17	954	1.5%
Ohio	102	5,631	6.5%	Louisiana	26	653	1.2%
Georgia	144	2,827	5.8%	Arkansas	47	690	1.1%
Michigan	98	2,859	4.3%	Kansas	20	958	0.9%
Tennessee	117	2,512	3.7%	New Hampshire	17	654	0.8%
California	29	1,569	3.6%	Alaska	9	319	0.8%
Illinois	55	1,451	3.1%	New Jersey	13	466	0.7%
Indiana	43	3,734	2.9%	Connecticut	7	910	0.7%
North Carolina	78	1,818	2.7%	Idaho	14	227	0.6%
Alabama	105	1,470	2.6%	Iowa	11	1,300	0.6%
New York	34	1,727	2.4%	Washington	9	160	0.5%
Colorado	32	1,256	2.4%	Maine	28	103	0.4%
Missouri	66	1,541	2.4%	West Virginia	12	198	0.4%
Arizona	44	903	2.4%	Nebraska	9	210	0.4%
South Carolina	69	1,168	2.4%	Rhode Island	4	152	0.3%
Virginia	44	1,519	2.2%	Delaware	2	128	0.3%
Maryland	12	1,413	2.2%	North Dakota	4	110	0.3%
Minnesota	30	1,241	2.2%	Montana	3	152	0.3%
Wisconsin	21	1,805	1.8%	Oregon	3	105	0.2%
Oklahoma	58	1,132	1.7%	South Dakota	2	31	0.1%
Pennsylvania	31	1,057	1.6%	Wyoming	1	35	0.1%
New Mexico	34	841	1.6%	U.S. Virgin Islands	1	38	0.1%
Mississippi	51	993	1.6%	Nevada	1	12	*
Kentucky	47	623	1.6%	Vermont	1	2	*
* Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following is a summary of asset type concentration, the industry of the underlying tenant operations for our retail properties and the underlying property use for our non-retail properties as of June 30, 2023:

Asset Type	Tenant Industry / Underlying Use	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,745	29,358	65.8%
	Health & Fitness	52	3,166	7.7%
	Convenience Stores	299	953	5.2%
	Car Washes	110	525	4.6%
	Quick Service Restaurants	326	711	4.4%
	Casual Dining	120	864	4.2%
	Entertainment	30	1,337	3.4%
	Movie Theaters	31	1,601	3.3%
	Dealerships	33	1,091	3.3%
	Dollar Stores	217	2,058	3.0%
	Home Improvement	35	2,114	3.0%
	Drug Stores	72	925	2.9%
	Supercenters & Clubs	17	1,864	2.7%
	Automotive Services	120	917	2.7%
	Home Décor	21	2,436	2.4%
	Home Furnishings	28	1,277	2.1%
	Sporting Goods	20	1,154	1.9%
	Department Stores	18	1,619	1.8%
	Grocery	30	1,424	1.7%
	Other	28	891	1.6%
	Early Education	41	450	1.4%
	Specialty Retail	31	669	1.1%
	Automotive Parts	54	381	0.7%
	Discount Retail	4	341	0.4%
	Pet Supplies & Service	4	201	0.3%
	Vacant	4	389	—
Non-Retail		319	31,736	34.2%
	Distribution	141	14,287	11.6%
	Manufacturing	80	12,771	11.2%
	Office	8	1,136	2.9%
	Country Club	21	1,005	2.8%
	Industrial Outdoor Storage	22	1,166	2.1%
	Medical	29	416	1.6%
	Flex	14	511	0.8%
	Data Center	2	276	0.7%
	Hotel	1	122	0.5%
	Vacant	1	46	—
Total		2,064	61,094	100.0%

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any material off-balance sheet arrangements.

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

FFO and AFFO

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income attributable to common stockholders	$51,593	$80,152	$145,178	$133,620
Portfolio depreciation and amortization	78,799	72,755	156,868	141,720
Portfolio impairments	11,539	9,398	16,794	9,525
Gain on disposition of assets	(13,602)	(38,928)	(62,789)	(39,805)
FFO attributable to common stockholders	$128,329	$123,377	$256,051	$245,060
Loss on debt extinguishment	—	—	—	172
Deal pursuit costs	259	655	832	1,020
Non-cash interest expense, excluding capitalized interest	2,895	2,258	5,675	4,195
Straight-line rent, net of uncollectible reserve	(7,980)	(9,015)	(17,900)	(17,590)
Other amortization and non-cash charges	(340)	(578)	(689)	(1,225)
Non-cash compensation expense	4,970	4,387	10,200	8,412
Costs related to COVID-19 (1)	—	—	—	6
Other income	—	—	—	(5,679)
AFFO attributable to common stockholders	$128,133	$121,084	$254,169	$234,371

Net income per share of common stock - Diluted	$0.36	$0.60	$1.03	$1.02
FFO per share of common stock - Diluted (2)	$0.91	$0.92	$1.81	$1.86
AFFO per share of common stock - Diluted (2)	$0.91	$0.90	$1.80	$1.78

Weighted average shares of common stock outstanding - Diluted	141,103,715	134,219,450	141,079,915	131,307,057
(1)
Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
FFO	$0.2 million	$0.2 million	$0.4 million	$0.4 million
AFFO	$0.2 million	$0.2 million	$0.4 million	$0.4 million

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	June 30,
(In thousands)	2023	2022
2019 Credit Facility	$—	$694,500
Term loans, net	1,089,146	—
Senior Unsecured Notes, net	2,724,500	2,720,562
Mortgages payable, net	4,694	5,271
Total debt, net	3,818,340	3,420,333
Unamortized debt discount, net	8,903	10,196
Unamortized deferred financing costs	27,308	19,062
Cash and cash equivalents	(174,557)	(5,444)
1031 Exchange proceeds / Funds held in escrow	—	(31,517)
Adjusted Debt	$3,679,994	$3,412,630

	Three Months Ended June 30,
(In thousands)	2023		2022
Net income	$54,181		$82,740
Interest	34,527		27,594
Depreciation and amortization	78,944		72,898
Income tax expense	296		207
Gain on disposition of assets	(13,602)		(38,928)
Portfolio impairments	11,539		9,398
EBITDAre	$165,885		$153,909
Adjustments to revenue producing acquisitions and dispositions	2,170		3,408
Construction rent collected, not yet recognized in earnings	129		640
Deal pursuit costs	259		655
Non-cash compensation expense	4,970		4,387
Adjusted EBITDAre	$173,413		$162,999
Adjustments related to straight-line rent (1)	1,493		—
Other adjustments for Annualized EBITDAre (2)	(48)		(157)
Annualized Adjusted EBITDAre	$699,432		$651,368

Total Debt, Net / Annualized Net Income (3)	17.6	x	10.3	x
Adjusted Debt / Annualized Adjusted EBITDAre (4)	5.3	x	5.2	x
(1)
Adjustment for the three months ended June 30, 2023 relates to current period amounts deemed not probable of collection related to straight-line rent recognized in prior periods.
(2)
Adjustment for the three months ended June 30, 2023 is comprised of prior period rent and prior period property costs recognized in the current period. For the same period in 2022, the adjustment is comprised of current period recoveries related to prior period rent deemed not probable of collection, prior period rental income and prior period property costs.
(3)
Represents net income for the three months ended June 30, 2023 and 2022, respectively, annualized.
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

As of June 30, 2023, our assets were primarily leased on a long-term, triple-net basis with contractual rent increases during the term of the lease. As of June 30, 2023, $2.8 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes and mortgages payable, with a weighted average stated interest rate of 3.25%, excluding amortization of deferred financing costs and debt discounts/premiums. $1.1 billion of our indebtedness as of June 30, 2023 was variable-rate borrowings outstanding under our 2022 Term Loans and 2023 Term Loans, which bear interest at 1-month adjusted SOFR plus an applicable margin of 0.850% and 0.950% per annum, respectively. However, in conjunction with the term loans, we entered into interest rate swaps to swap 1-month SOFR, resulting in an effective weighted average fixed rate of 3.86%.

The were no outstanding borrowings under our variable-rate 2019 Credit Facility as of June 30, 2023. However, there continues to be uncertainty in market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to concerns over inflation risk, which could result in continued increases in market interest rates and, thus, increased interest expenses on any future borrowings under our 2019 Credit Facility.

The estimated fair values of our Senior Unsecured Notes have been derived based on quoted prices in active markets, while the estimated fair values of the remaining debt instruments have been derived based on discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of June 30, 2023 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$—	$—
Term loans, net (1)	1,089,146	1,101,173
Senior Unsecured Notes, net (1)	2,724,500	2,346,256
Mortgages payable, net (1)	4,694	4,394

(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2023 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. As of June 30, 2023, there were no “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” in place.

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

3.6	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on December 12, 2018 and incorporated herein by reference.

3.7	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

3.8	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on November 18, 2021 and incorporated herein by reference.

10.1	Amendment to the Term Loan Agreement filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on May 12, 2023 and incorporated herein by reference.

22.1*	List of Issuers of Guaranteed Securities as of June 30, 2023.

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

Date: August 7, 2023