Form 10-Q
period 2023-09-30
SPIRIT REALTY CAPITAL, INC.
filed 2023-11-02
CIK 1308606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 30, 2023, there were 141,331,218 shares of common stock, par value $0.05, of Spirit Realty Capital, Inc. outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SPIRIT REALTY CAPITAL, INC.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Investments:
Real estate assets held for investment:
Land and improvements	$2,742,072	$2,740,250
Buildings and improvements	6,081,378	5,892,117
Less: accumulated depreciation	(1,354,807)	(1,211,061)
Total real estate assets held for investment, net	7,468,643	7,421,306
Intangible lease assets, net	389,100	423,870
Real estate assets under direct financing leases, net	7,404	7,427
Real estate assets held for sale, net	61,545	49,148
Loans receivable, net	52,949	23,023
Total investments, net	7,979,641	7,924,774
Cash and cash equivalents	134,166	8,770
Deferred costs and other assets, net	310,801	313,722
Goodwill	225,600	225,600
Total assets	$8,650,208	$8,472,866

Liabilities and stockholders’ equity
Liabilities:
Revolving credit facilities	$—	$55,500
Term loans, net	1,090,198	792,309
Senior Unsecured Notes, net	2,725,505	2,722,514
Mortgages payable, net	4,545	4,986
Total debt, net	3,820,248	3,575,309
Intangible lease liabilities, net	106,814	118,077
Accounts payable, accrued expenses and other liabilities	230,353	218,164
Total liabilities	4,157,415	3,911,550
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock and paid in capital, $0.01 par value, 20,000,000 shares authorized: 6,900,000 shares issued and outstanding at both September 30, 2023 and December 31, 2022	166,177	166,177
Common stock, $0.05 par value, 350,000,000 shares authorized: 141,331,218 and 141,231,219 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7,067	7,062
Capital in excess of common stock par value	7,300,728	7,285,629
Accumulated deficit	(3,036,475)	(2,931,640)
Accumulated other comprehensive income	55,296	34,088
Total stockholders’ equity	4,492,793	4,561,316
Total liabilities and stockholders’ equity	$8,650,208	$8,472,866

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental income	$188,205	$180,296	$561,765	$520,930
Interest income on loans receivable	1,506	521	3,919	1,362
Earned income from direct financing leases	131	131	393	393
Other operating income	3,533	1,956	4,888	3,550
Total revenues	193,375	182,904	570,965	526,235
Expenses:
General and administrative	14,062	14,313	45,016	42,408
Property costs (including reimbursable)	8,382	7,395	24,077	22,600
Deal pursuit costs	342	470	1,174	1,490
Interest	36,919	30,956	104,993	84,573
Depreciation and amortization	79,370	74,600	236,527	216,606
Impairments	19,258	1,571	36,052	11,096
Total expenses	158,333	129,305	447,839	378,773
Other income:
Loss on debt extinguishment	—	—	—	(172)
Gain on disposition of assets	3,661	23,302	66,450	63,107
Other income	—	—	—	5,679
Total other income	3,661	23,302	66,450	68,614
Income before income tax expense	38,703	76,901	189,576	216,076
Income tax expense	(235)	(261)	(754)	(640)
Net income	38,468	76,640	188,822	215,436
Dividends paid to preferred shareholders	(2,587)	(2,587)	(7,763)	(7,763)
Net income attributable to common stockholders	$35,881	$74,053	$181,059	$207,673

Net income per share attributable to common stockholders:
Basic	$0.25	$0.54	$1.28	$1.56
Diluted	$0.25	$0.54	$1.28	$1.56

Weighted average shares of common stock outstanding:
Basic	141,124,401	136,314,369	141,094,907	132,835,210
Diluted	141,149,865	136,314,369	141,103,395	132,965,297

Dividends declared per common share issued	$0.6696	$0.6630	$1.9956	$1.9390

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$35,881	$74,053	$181,059	$207,673
Other comprehensive income:
Net reclassification of amounts from AOCIL	8,260	40,204	21,208	41,608
Total comprehensive income	$44,141	$114,257	$202,267	$249,281

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)

(Unaudited)

Nine Months Ended September 30, 2023	Preferred Stock		Common Stock
	Shares	Par Value and Capital in Excess of Par Value	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	AOCIL	Total Stockholders’ Equity
Balances, December 31, 2022	6,900,000	$166,177	141,231,219	$7,062	$7,285,629	$(2,931,640)	$34,088	$4,561,316
Net income	—	—	—	—	—	96,173	—	96,173
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	93,585	—	93,585
Other comprehensive loss	—	—	—	—	—	—	(10,586)	(10,586)
Dividends declared on common stock	—	—	—	—	—	(93,675)	—	(93,675)
Tax withholdings related to net stock settlements	—	—	(30,279)	(2)	—	(1,310)	—	(1,312)
Stock-based compensation, net	—	—	98,982	5	5,225	(659)	—	4,571
Balances, March 31, 2023	6,900,000	$166,177	141,299,922	$7,065	$7,290,854	$(2,933,699)	$23,502	$4,553,899
Net income	—	—	—	—	—	54,181	—	54,181
Dividends declared on preferred stock	—	—	—	—	—	(2,588)	—	(2,588)
Net income attributable to common stockholders		—		—	—	51,593	—	51,593
Other comprehensive income	—	—	—	—	—	—	23,534	23,534
Dividends declared on common stock	—	—	—	—	—	(93,700)	—	(93,700)
Tax withholdings related to net stock settlements	—	—	(3,825)	—	—	(145)	—	(145)
Stock-based compensation, net	—	—	35,261	2	4,968	311	—	5,281
Balances, June 30, 2023	6,900,000	$166,177	141,331,358	$7,067	$7,295,822	$(2,975,640)	$47,036	$4,540,462
Net income	—	—	—	—	—	38,468	—	38,468
Dividends declared on preferred stock	—	—	—	—	—	(2,587)	—	(2,587)
Net income available to common stockholders		—		—	—	35,881	—	35,881
Other comprehensive income	—	—	—	—	—	—	8,260	8,260
Dividends declared on common stock	—	—	—	—	—	(94,635)	—	(94,635)
Stock-based compensation, net	—	—	(140)	—	4,906	(2,081)	—	2,825
Balances, September 30, 2023	6,900,000	$166,177	141,331,218	$7,067	$7,300,728	$(3,036,475)	$55,296	$4,492,793

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

See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$188,822	$215,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,527	216,606
Impairments	36,052	11,096
Amortization of deferred financing costs	5,944	3,637
Amortization of debt discounts, net	982	947
Amortization of deferred losses on interest rate swaps	2,106	2,106
Stock-based compensation expense	15,106	12,805
Loss on debt extinguishment	—	172
Gain on dispositions of real estate and other assets	(66,450)	(63,107)
Non-cash revenue	(26,894)	(30,165)
Other	32	10
Changes in operating assets and liabilities:
Deferred costs and other assets, net	3,798	(1,683)
Accounts payable, accrued expenses and other liabilities	(22,477)	(28,975)
Net cash provided by operating activities	373,548	338,885
Investing activities
Acquisitions of real estate	(419,765)	(1,118,290)
Capitalized real estate expenditures	(65,649)	(55,318)
Investments in loans receivable	(13,672)	(12,700)
Proceeds from dispositions of real estate and other assets	249,028	183,767
Net cash used in investing activities	(250,058)	(1,002,541)
Financing activities
Borrowings under revolving credit facilities	424,000	1,267,800
Repayments under revolving credit facilities	(479,500)	(1,556,200)
Repayments under mortgages payable	(413)	(391)
Borrowings under term loans	300,000	800,000
Deferred financing costs	(269)	(17,028)
Proceeds from issuance of common stock, net of offering costs	—	531,565
Repurchase of shares of common stock, including tax withholdings related to net stock settlements	(1,457)	(6,427)
Common stock dividends paid	(281,020)	(255,870)
Preferred stock dividends paid	(7,763)	(7,763)
Net cash (used in) provided by financing activities	(46,422)	755,686
Net increase in cash, cash equivalents and restricted cash	77,068	92,030
Cash, cash equivalents and restricted cash, beginning of period	61,953	17,799
Cash, cash equivalents and restricted cash, end of period	$139,021	$109,829

Cash paid for interest, net of interest capitalized	$133,071	$99,575
Interest capitalized	1,005	741
Cash paid for income taxes	919	676

SPIRIT REALTY CAPITAL, INC.

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

Supplemental Disclosures of Non-Cash Activities:	Nine Months Ended September 30,
	2023	2022
Dividends declared and unpaid	$94,635	$92,595
Accrued capitalized costs	39,552	18,103
Accrued market-based award dividend rights	2,429	998
Derivative changes in fair value	19,104	39,502
Financing provided in connection with disposition of assets	33,000	—
Right-of-use assets	22,635	—
Right-of-use liabilities	22,635	—
See accompanying notes.

SPIRIT REALTY CAPITAL, INC.

Notes to Consolidated Financial Statements

September 30, 2023

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

The consolidated financial statements include certain special purpose entities that were formed to acquire and hold real estate encumbered by indebtedness (see Note 4). Each special purpose entity is a separate legal entity and is the sole owner of its assets and responsible for its liabilities. The assets of these special purpose entities are not available to pay, or otherwise satisfy obligations to, the creditors of any affiliate or owner of another entity unless the special purpose entities have expressly agreed and are permitted to do so under their governing documents. As of September 30, 2023 and December 31, 2022, net assets totaling $11.1 million and $11.7 million, respectively, were held, and net liabilities totaling $4.5 million and $4.9 million, respectively, were owed by these encumbered special purpose entities and are included in the consolidated balance sheets.

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

	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$134,166	$8,770	$109,829
Restricted cash:
1031 Exchange proceeds	4,210	53,183	—
Tenant security deposits	645	—	—
Total cash, cash equivalents and restricted cash	$139,021	$61,953	$109,829

Tenant Receivables

The Company reviews its rent and other tenant receivables for collectability on a regular basis, considering changes in factors such as the tenant’s payment history, the tenant’s financial condition, industry conditions in which the tenant operates and economic conditions in the geographic area in which the tenant operates. If a receivable is not probable of collection, a direct write-off of the receivable will be made. The Company had accounts receivable balances of $13.1 million and $18.2 million at September 30, 2023 and December 31, 2022, respectively, after the impact of $2.3 million and $3.2 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred cost and other assets, net in the consolidated balance sheets.

For receivable balances related to the straight-line method of recognizing rental income, the collectability is generally assessed in conjunction with the evaluation of rental income as described above. The Company had straight-line rent receivables of $185.2 million and $167.1 million at September 30, 2023 and December 31, 2022, respectively, after the impact of $1.0 million and $1.3 million of receivables, respectively, that were deemed not probable of collection. These receivables are recorded within deferred costs and other assets, net in the consolidated balance sheets.

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

Forward Equity Sale Agreements

The Corporation may enter into forward sale agreements for the sale and issuance of shares of our common stock, either through an underwritten public offering or through the 2021 ATM Program. These agreements may be physically settled in stock, settled in cash, or net share settled at the Company’s election. The Company evaluated the forward sale agreements and concluded they meet the conditions to be classified within stockholders’ equity. Prior to settlement, a forward sale agreement will be reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Corporation’s common stock used in diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of the Corporation’s common stock that would be issued upon full physical settlement of such forward sale agreement over the number of shares of the Corporation’s common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, prior to settlement of a forward sale agreement, there will be no dilutive effect on the Company’s earnings per share except during periods when the average market price of the Corporation’s common stock is above the adjusted forward sale price. However, upon settlement of a forward sales agreement, if the Corporation elects to physically settle or net share settle such forward sale agreement, delivery of the Corporation’s shares will result in dilution to the Company’s earnings per share. We had no outstanding forward sales agreements as of September 30, 2023.

NOTE 3. INVESTMENTS

Owned Properties

As of September 30, 2023, the Company's gross investment in owned real estate properties totaled $9.4 billion. The gross investment, as adjusted for any impairment, is comprised of land, buildings, lease intangible assets, lease intangible liabilities, real estate assets held under direct financing leases and real estate assets held for sale. The portfolio is geographically dispersed throughout 49 states with Texas, at 15.7%, as the only state with a gross investment greater than 10.0% of the total gross investment of the Company's entire portfolio.

During the nine months ended September 30, 2023, the Company had the following real estate activity (dollars in thousands):

	Number of Properties			Dollar Amount of Investments
	Held in Use	Held for Sale	Total	Held in Use	Held for Sale	Total
Gross balance, December 31, 2022	2,098	17	2,115	$9,122,163	$61,581	$9,183,744
Acquisitions/improvements (1)	30	—	30	497,876	—	497,876
Dispositions of real estate (2)	(63)	(45)	(108)	(138,326)	(112,526)	(250,852)
Transfers to Held for Sale	(69)	69	—	(146,491)	146,491	—
Transfers from Held for Sale	2	(2)	—	3,675	(3,675)	—
Impairments (3)	—	—	—	(10,738)	(8,593)	(19,331)
Reset of gross balances (4)	—	—	—	(21,595)	(4,748)	(26,343)
Gross balance, September 30, 2023	1,998	39	2,037	9,306,564	78,530	9,385,094
Accumulated depreciation and amortization				(1,548,231)	(16,985)	(1,565,216)
Net balance, September 30, 2023 (5)				$7,758,333	$61,545	$7,819,878

(1) Includes investments of $66.2 million in revenue producing capitalized expenditures and $4.0 million of non-revenue producing capitalized expenditures during the nine months ended September 30, 2023.

(2) For the nine months ended September 30, 2023, the net gains on disposal of properties held in use and held for sale were $39.4 million and $27.1 million, respectively.

(3) Impairments on owned real estate is comprised of real estate and intangible asset/liability impairment.

(4) Represents write-off of gross investment balances against the related accumulated depreciation and amortization balances as a result of basis reset due to impairment or intangibles and tenant improvements which have been fully amortized.

(5) Reconciliation of total owned investments to the accompanying consolidated balance sheet at September 30, 2023 is as follows:

Real estate assets held for investment, net	$7,468,643
Intangible lease assets, net	389,100
Real estate assets under direct financing leases, net	7,404
Real estate assets held for sale, net	61,545
Intangible lease liabilities, net	(106,814)
Net balance	$7,819,878

Operating Leases

As of September 30, 2023 and 2022, the Company held 2,028 and 2,113 properties under operating leases, respectively. The following table summarizes the components of rental income recognized on these operating leases in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Base Cash Rent (1)	$173,569	$162,467	$516,486	$471,052
Variable cash rent (including reimbursables)	6,331	6,479	18,385	19,713
Straight-line rent, net of uncollectible reserve (2)	8,227	10,875	26,127	28,465
Amortization of above- and below- market lease intangibles, net (3)	78	475	767	1,700
Total rental income	$188,205	$180,296	$561,765	$520,930

(1) Includes net impact of amounts (reserved) of $(0.3) million and $(0.4) million for the three and nine months ended September 30, 2023, and $(0.6) million and $(0.5) million for the three and nine months ended September 30, 2022, respectively.

(2) Includes net impact of amounts (reserved)/recovered of $(2.1) million and $(4.1) million for the three and nine months ended September 30, 2023, respectively, and $1.2 million and $1.1 million for the three and nine months ended September 30, 2022, respectively.

(3) Excludes amortization of in-place leases of $10.7 million and $32.7 million for the three and nine months ended September 30, 2023, respectively, and $11.3 million and $32.6 million for the three and nine months ended September 30, 2022, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations.

Lease renewal periods are exercisable at the lessees’ option and, as such, minimum future rent only includes the remaining initial non-cancellable term of our operating leases. In addition, minimum future rent includes fixed rent escalations occurring on or after October 1, 2023, but does not include variable rent escalations, such as those based on CPI, or contingent rents.

Minimum future rent at September 30, 2023 is as follows (in thousands):

September 30, 2023
Remainder of 2023	$171,402
2024	686,874
2025	677,829
2026	653,584
2027	615,008
Thereafter	5,110,923
Total future minimum rentals	$7,915,620

The following table details lease intangible assets and liabilities, net of accumulated amortization (in thousands):

	September 30, 2023	December 31, 2022
In-place leases	$536,730	$559,962
Above-market leases	104,204	101,594
Less: accumulated amortization	(251,834)	(237,686)
Intangible lease assets, net	$389,100	$423,870

Below-market leases	$165,224	$179,187
Less: accumulated amortization	(58,410)	(61,110)
Intangible lease liabilities, net	$106,814	$118,077

Direct Financing Leases

As of September 30, 2023, the Company held one property under a direct financing lease, which was held in use. As of September 30, 2023, this property had $2.1 million in scheduled minimum future payments to be received under its remaining non-cancellable lease term. As of September 30, 2023, the Company had a reserve of $0.1 million against the investment balance of $7.5 million, which was initially recorded in 2020 as a result of the initial term of the direct financing lease extending until 2027.

Loans Receivable

During the first quarter of 2023, the Company provided fixed-rate seller financing in conjunction with the sale of four single-tenant properties for $33.0 million, for which the properties serve as collateral. The Company also provided additional funding for an existing construction loan, for which we issued $12.7 million during 2022 and increased the principal amount of the loan by $0.8 million during the three months ended March 31, 2023. The Company evaluated the collectability of these amounts receivable and recorded an allowance for loan losses of $0.5 million during the three months ended March 31, 2023 due to the borrowers' financials and performance metrics.

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

During the third quarter of 2023, the Company recorded an additional allowance for loan losses of $15.3 million on existing loans due to changes in the borrower's financial position.

The following table details our loans receivable activity (in thousands):

	Principal Balance	Allowance for Credit Loss	Total
December 31, 2022	$23,700	$(677)	$23,023
Loans issued	48,750	(18,799)	29,951
Loan payments received	(25)	—	(25)
September 30, 2023	$72,425	$(19,476)	$52,949

Impairments and Allowance for Credit Losses

The following table summarizes impairments and allowance for credit losses recognized in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Real estate asset impairment	$3,951	$1,632	$18,754	$10,535
Intangible net (liability)/asset impairment	(27)	(61)	577	434
Allowance for credit losses on loans receivable	15,334	—	16,721	127
Total impairment loss	$19,258	$1,571	$36,052	$11,096

NOTE 4. DEBT

The Company's debt is summarized below (dollars in thousands):

	Weighted Average Effective Interest Rates (1)	Weighted Average Stated Interest Rates (2)	Weighted Average Remaining Years to Maturity (3)	September 30, 2023	December 31, 2022
Debt:
Revolving credit facilities	12.18%	—	2.5	$—	$55,500
Term loans	4.01%	3.86%	2.8	1,100,000	800,000
Senior Unsecured Notes	3.42%	3.25%	5.7	2,750,000	2,750,000
Mortgages payable	4.89%	5.82%	7.3	4,410	4,825
Total debt	3.68%	3.42%	4.8	3,854,410	3,610,325
Debt discount, net				(8,573)	(9,556)
Deferred financing costs, net (4)				(25,589)	(25,460)
Total debt, net				$3,820,248	$3,575,309

(1) Includes amortization of debt discount/premium, amortization of deferred financing costs, facility fees, non-utilization fees and impact of cash flow hedges, where applicable, calculated for the nine months ended September 30, 2023 based on the average principal balance outstanding during the period.

(2) Based on the outstanding principal balance as of September 30, 2023. Term loans include the impact of cash flow hedges. Excluding the impact of cash flow hedges, the stated interest rate for the term loans was 6.31% as of September 30, 2023.

(3) Based on the outstanding principal balance as of September 30, 2023.

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

As of September 30, 2023, outstanding loans under the 2019 Credit Facility bore interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.775% per annum and the aggregate revolving commitments incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). Prior to March 30, 2022, outstanding loans under the 2019 Credit Facility bore interest at 1-month LIBOR plus an applicable margin of 0.90% per annum and the aggregate revolving commitments incurred a facility fee of 0.20% per annum.

In connection with the amendment and restatement of the 2019 Credit Facility, the Company wrote off $0.2 million in deferred financing costs and incurred deferred financing costs of $8.6 million. The unamortized deferred financing costs were $6.0 million as of September 30, 2023, compared to $7.8 million as of December 31, 2022.

As of September 30, 2023, $1.2 billion of borrowing capacity was available under the 2019 Credit Facility and there were no outstanding letters of credit. The Operating Partnership's ability to borrow under the 2019 Credit Facility is subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of September 30, 2023.

Term Loans

On August 22, 2022, the Operating Partnership entered into the 2022 Term Loan Agreement, which provides for borrowings in an aggregate amount of $800.0 million, comprised of a $300.0 million tranche which matures August 22, 2025 and a $500.0 million tranche which matures August 20, 2027. The 2022 Term Loan Agreement also includes an accordion feature to increase the available term loans by $200.0 million, subject to satisfying certain requirements. The Company incurred $8.4 million in deferred financing costs in connection with entering into the 2022 Term Loan Agreement, and the unamortized deferred financing costs were $6.2 million as of September 30, 2023, compared to $7.7 million as of December 31, 2022.

On November 17, 2022, the Operating Partnership entered into the 2023 Term Loan Agreement, which provides for $500.0 million of unsecured term loans with a maturity date of June 16, 2025. The 2023 Term Loan Agreement also includes an accordion feature to increase the available term loans by $100.0 million, subject to satisfying certain requirements. The Company incurred $4.3 million in deferred financing costs in connection with the $300.0 million drawn of the 2023 Term Loans, and the unamortized deferred financing costs were $3.6 million as of September 30, 2023. Borrowing capacity of $200.0 million was available under the 2023 Term Loan Agreements as of September 30, 2023, which may be drawn by December 29, 2023.

As of September 30, 2023, the 2022 Term Loans and 2023 Term Loans bore interest at a 1-month adjusted SOFR rate plus an applicable margin of 0.850% and 0.950% per annum, respectively, based on the Operating Partnership's credit rating. In conjunction with the Company's term loans, the Company entered into interest rate swaps as cash flow hedges (see Note 7).

In connection with the 2022 Term Loan Agreement and the 2023 Term Loan Agreement, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of September 30, 2023.

Senior Unsecured Notes

The Senior Unsecured Notes were issued by the Operating Partnership and are guaranteed by the Company. The following is a summary of the Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	September 30, 2023	December 31, 2022
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000	$2,750,000

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

As of September 30, 2023 and December 31, 2022, the unamortized deferred financing costs were $15.8 million and $17.8 million, respectively, and the unamortized discount was $8.7 million and $9.7 million, respectively. In connection with the issuance of the Senior Unsecured Notes, the Company and Operating Partnership are subject to ongoing compliance with a number of customary financial and other affirmative and negative covenants, all of which the Company and the Operating Partnership were in compliance with as of September 30, 2023.

Mortgages Payable

Indirect wholly-owned special purpose entity subsidiaries of the Company are borrowers under two fixed-rate non-recourse loans, which have been securitized into CMBS and are secured by the borrowers’ respective leased properties and related assets. The stated interest rates as of September 30, 2023 for the loans were 5.80% and 6.00%, respectively. Each loan was secured by one property. There were no unamortized deferred financing costs as of either September 30, 2023 and December 31, 2022, and the unamortized net premium as of September 30, 2023 and December 31, 2022 was $0.1 million and $0.2 million, respectively.

Debt Extinguishment

The Company did not extinguish any debt during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company recognized a loss on debt extinguishment of $0.2 million as a result of the amendment and restatement of the 2019 Revolving Credit and Term Loan Agreement.

Debt Maturities

As of September 30, 2023, scheduled debt maturities, including balloon payments, were as follows (in thousands):

	Scheduled Principal	Balloon Payment	Total
Remainder of 2023	$141	$—	$141
2024	590	—	590
2025	610	600,016	600,626
2026	469	300,000	300,469
2027	497	800,000	800,497
Thereafter	2,034	2,150,053	2,152,087
Total	$4,341	$3,850,069	$3,854,410

Interest Expense

The components of interest expense related to the Company's borrowings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revolving credit facilities (1)	$612	$3,550	$4,237	$8,520
Term loans (2)	10,857	2,940	25,589	2,940
Senior Unsecured Notes	22,313	22,313	66,939	66,939
Mortgages payable	65	73	201	225
Non-cash:
Amortization of deferred financing costs	2,325	1,475	5,944	3,637
Amortization of debt discount, net	330	318	982	947
Amortization of net losses related to interest rate swaps	702	702	2,106	2,106
Capitalized interest	(285)	(415)	(1,005)	(741)
Total interest expense	$36,919	$30,956	$104,993	$84,573

(1) Includes facility fees of approximately $0.6 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2022, respectively.

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

In November 2021, the Board of Directors approved a new $500.0 million ATM Program, and the Company terminated its 2020 ATM Program. The following details the activity under the 2021 ATM Program since its inception (in thousands):

2021 ATM	Forward Shares	Regular Shares	Total Shares	Net Proceeds on Issuances
Month ended 12/31/2021
Shares sold	2,268	438	2,706
Shares issued	(2,212)	(438)	(2,650)	$120,286
Unsettled shares sold as of 12/31/2021	56	—	56

Year ended 12/31/2022
Shares sold	2,434	1,525	3,959
Shares issued	(2,490)	(1,525)	(4,015)	$167,850
Unsettled shares sold as of 12/31/2022	—	—	—

Nine months ended 9/30/2023
Shares sold	—	—	—
Shares issued	—	—	—	$—
Unsettled shares sold as of 9/30/2023	—	—	—

As of September 30, 2023, approximately $208.7 million of capacity remained available under the 2021 ATM Program.

Preferred Stock

As of September 30, 2023, the Company had 6.9 million shares of Series A Preferred Stock outstanding, which pays cumulative cash dividends of 6.00% per annum on the liquidation preference of $25.00 per share (equivalent to $1.50 per share on an annual basis).

Dividends Declared

For the nine months ended September 30, 2023, the Company's Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
Common Stock
February 22, 2023	$0.6630	March 31, 2023	$93,675	April 14, 2023
May 3, 2023	$0.6630	June 30, 2023	$93,700	July 14, 2023
August 9, 2023	$0.6696	September 29, 2023	$94,635	October 13, 2023
Preferred Stock
February 22, 2023	$0.3750	March 15, 2023	$2,588	March 31, 2023
May 3, 2023	$0.3750	June 15, 2023	$2,588	June 30, 2023
August 9, 2023	$0.3750	September 15, 2023	$2,587	September 29, 2023

The common stock dividend declared on August 9, 2023 is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2023.

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

As of September 30, 2023, there were no outstanding claims or litigation against the Company that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company estimates future costs for known environmental remediation requirements when it is probable that the Company has incurred a liability and the related costs can be reasonably estimated. The Company considers various factors when estimating its environmental liabilities, and adjustments are made when additional information becomes available that affects the estimated costs to study or remediate any environmental issues. When only a wide range of estimated amounts can be reasonably established and no other amount within the range is better than another, the low end of the range is recorded in the consolidated financial statements. As of September 30, 2023, no accruals have been made.

Purchase and Capital Improvement Commitments

As of September 30, 2023, the Company had commitments totaling $138.1 million, of which $12.2 million relates to future acquisitions and the remainder relates to improvements on properties the Company already owns. Acquisition commitments contain standard cancellation clauses contingent on the results of due diligence. $20.6 million of the Company’s commitments are expected to be funded by the end of 2023, with the remainder to be funded by the end of 2025.

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

In the third quarter of 2019, the Company terminated interest rate swaps which had been entered into in December 2018 and accelerated the reclassification of a loss of $12.5 million from AOCIL to termination of interest rate swaps as a result of a portion of the hedged forecasted transactions becoming probable not to occur. There were no events of default related to the interest rate swaps prior to their termination. Given that a portion of the hedged transactions remained probable to occur, $12.3 million of the loss was deferred in other comprehensive loss and is being amortized over the remaining initial term of the interest rate swaps, which ends January 31, 2024. As of September 30, 2023, the unamortized portion of loss in AOCIL related to terminated interest rate swaps was $0.9 million.

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

				Fair Value of Asset
Interest Rate Swap Notional Amount	Fixed Interest Rate	Effective Date	Maturity Date	September 30, 2023
$300,000	2.501%	September 15, 2022	August 22, 2027	$20,340
$200,000	2.507%	September 15, 2022	August 22, 2027	13,478
$300,000	2.636%	September 15, 2022	August 22, 2025	12,403
$300,000	3.769%	June 15, 2023	June 15, 2025	6,090
$200,000	3.590%	December 15, 2023	June 15, 2025	3,921
				$56,232

The following table provides information about the amounts recorded in AOCIL, as well as any amounts reclassified to operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flow hedge derivatives	$14,229	$39,606	$34,852	$39,606
Amount of gain reclassified from AOCIL to interest	(6,671)	(104)	(15,750)	(104)
Amount of loss reclassified from AOCIL to interest	702	702	2,106	2,106
Total	$8,260	$40,204	$21,208	$41,608

During the next 12 months, we estimate that approximately $0.9 million will be reclassified as an increase to interest expense related to terminated hedges of existing floating-rate debt and $28.8 million will be reclassified as a decrease to interest expense related to cash flow hedge derivatives.

NOTE 8. FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The Company’s interest rate swaps are measured using a market approach, using prices obtained from a nationally recognized pricing service and pricing models with market observable inputs such as interest rates and volatilities. The Company’s financial assets that were accounted for at fair value on a recurring basis were as follows (in thousands):

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Derivatives held at September 30, 2023
Interest rate swap assets	$56,232	$—	$56,232	$—

Derivatives held at December 31, 2022
Interest rate swap assets	$37,128	$—	$37,128	$—

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

		Fair Value Hierarchy Level
Description	Fair Value	Level 1	Level 2	Level 3
Assets held at September 30, 2023
Impaired at March 31, 2023	$2,526	$—	$—	$2,526
Impaired at June 30, 2023	$5,826	$—	$—	$5,826
Impaired at September 30, 2023	$29,932	$—	$—	$29,932

Assets held at December 31, 2022
Impaired at June 30, 2022	$4,700	$—	$—	$4,700
Impaired at September 30, 2022	$4,094	$—	$—	$4,094
Impaired at December 31, 2022	$29,636	$—	$—	$29,636

As of September 30, 2023, the Company held 15 properties that were impaired during 2023. As of December 31, 2022, the Company held 18 properties that were impaired during 2022. The Company estimated property fair value using price per square foot from unobservable inputs. The unobservable inputs for these properties are as follows:

Unobservable Input	Asset Type	Property Count	Price Per Square Foot Range	Weighted Average Price Per Square Foot	Square Footage
September 30, 2023
PSA, LOI or BOV	Retail	14	$37.74 - $782.66	$208.91	175,779
Comparable Properties	Medical	1	$91.23 - $107.52	$100.33	15,804

December 31, 2022
PSA, LOI or BOV	Retail	12	$30.00 - $384.88	$93.60	223,225
PSA, LOI or BOV	Data Center	1	$24.94	$24.94	188,475
Comparable Properties	Retail	3	$26.05 - $197.15	$56.36	100,195
Comparable Properties	Office	2	$71.69 - $135.00	$98.97	73,000

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

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Loans receivable, net(1)	$52,949	$51,747	$23,023	$23,462
2019 Credit Facility	—	—	55,500	55,502
Term loans, net (2)	1,090,198	1,100,705	792,309	802,363
Senior Unsecured Notes, net (2)	2,725,505	2,339,854	2,722,514	2,310,547
Mortgages payable, net (2)	4,545	4,229	4,986	4,685

(1) The carrying value of the loans receivable are net of an allowance for credit losses.

(2) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts/premiums.

NOTE 9. INCENTIVE AWARD PLAN

Amended Incentive Award Plan

Pursuant to the Amended Incentive Award Plan, restricted share awards and market-based awards are granted to certain of the Company’s officers, directors and other employees. The vesting of these awards results in federal and state income tax liabilities for the recipients. As permitted by the terms of the Amended Incentive Award Plan and the award grants, certain executive officers and employees elected to surrender shares of common stock valued at $1.5 million during the nine months ended September 30, 2023 solely to pay the associated statutory tax withholdings.

Restricted Share Awards

During the nine months ended September 30, 2023, the Company granted 139 thousand restricted shares under the Amended Incentive Award Plan to certain directors and employees and recorded $5.7 million in deferred compensation associated with these grants. Deferred compensation for restricted shares will be recognized in expense over the requisite service period, which is generally one to three years. As of September 30, 2023, there were approximately 207 thousand unvested restricted shares outstanding.

Market-Based Awards

During the nine months ended September 30, 2023, the Board of Directors, or committee thereof, approved target grants of 189 thousand market-based awards to executive officers of the Company. The performance period of these grants is generally three years. Potential shares of the Corporation’s common stock that each participant is eligible to receive is based on the initial target number of shares granted, multiplied by a percentage range between 0% and 375%. Grant date fair value of the market-based awards was calculated using the Monte Carlo simulation model, which incorporated stock price volatility of the Company and each of the Company’s peers and other variables over the time horizons matching the performance periods. Significant inputs for the calculation for the grants approved in the nine months ended September 30, 2023 were expected volatility of the Company of 36.3% and expected volatility of the Company's peers, ranging from 26.0% to 52.7%, with an average volatility of 34.0% and a risk-free interest rate of 3.72%. Expected volatility was determined using an equal weighting of implied volatility and historical volatility. The fair value of the market-based award per share of these grants was $74.30 as of the grant date.

Approximately $4.9 million and $2.5 million in dividend rights have been accrued as of September 30, 2023 and December 31, 2022, respectively. For outstanding non-vested awards at September 30, 2023, 0.8 million shares would have been released based on the Corporation’s TSR relative to the specified peer groups through that date.

Stock-based Compensation Expense

Stock-based compensation is recognized on a straight-line basis over the minimum required service period of each award described above. The Company recorded stock-based compensation expense of $4.9 million and $15.1 million for the three and nine months ended September 30, 2023, respectively, and $4.4 million and $12.8 million for the three and nine months ended September 30, 2022, respectively. These amounts are included in general and administrative expenses in the consolidated statements of operations.

The following is a summary of remaining unamortized stock-based compensation expense (in thousands):

	September 30, 2023	December 31, 2022
Restricted share awards	$5,700	$4,727
Market-based awards	18,625	15,165
Total unamortized stock-based compensation expense	$24,325	$19,892

NOTE 10. INCOME PER SHARE

The table below is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share computed using the two-class method (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$38,468	$76,640	$188,822	$215,436
Less: dividends paid to preferred stockholders	(2,587)	(2,587)	(7,763)	(7,763)
Less: dividends and income attributable to unvested restricted stock	(138)	(142)	(412)	(412)
Net income attributable to common stockholders used in basic and diluted income per share	$35,743	$73,911	$180,647	$207,261

Weighted average shares of common stock outstanding	141,331,332	136,530,530	141,317,480	133,058,487
Less: unvested weighted average shares of restricted stock	(206,931)	(216,161)	(222,573)	(223,277)
Basic weighted average shares of common stock outstanding	141,124,401	136,314,369	141,094,907	132,835,210
Plus: unvested market-based awards	25,464	—	8,488	130,087
Diluted weighted average shares of common stock outstanding (1)	141,149,865	136,314,369	141,103,395	132,965,297

Net income per share attributable to common stockholders - basic	$0.25	$0.54	$1.28	$1.56

Net income per share attributable to common stockholders - diluted	$0.25	$0.54	$1.28	$1.56

Potentially dilutive shares of common stock related to:
Unvested restricted share awards	42,806	51,338	61,354	65,060

(1) Assumes the most dilutive issuance of potentially issuable shares between the two-class and treasury stock method unless the result would be anti-dilutive.

NOTE 11. SUBSEQUENT EVENTS

On October 29, 2023, Spirit entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Realty Income Corporation, a Maryland corporation (“Realty Income”), and Saints MD Subsidiary, Inc., a Maryland corporation and wholly owned subsidiary of Realty Income (“Merger Sub”). Pursuant to the terms and conditions of the Merger Agreement, upon the closing, Spirit will be merged with and into Merger Sub, with Merger Sub continuing as the surviving corporation (the “Merger”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the date and time the Merger becomes effective, (i) each share of Spirit common stock, par value of $0.05 per share (the “Spirit Common Stock”) will automatically be converted into 0.762 of a newly issued share of common stock (the “Exchange Ratio”), par value of $0.01 per share, of Realty Income (the “Realty Income Common Stock”), and cash in lieu of fractional shares, and (ii) each outstanding share of Spirit’s 6.000% Series A Cumulative Redeemable Preferred Stock, par value of $0.01 per share (the “Spirit Series A Preferred Stock”), will be converted into the right to receive one share of newly issued Realty Income 6.000% Series A Cumulative Redeemable Preferred Stock, having substantially the same terms as the Spirit Series A Preferred Stock.

During the period between the signing of the Merger Agreement and the consummation of the Merger, Spirit is permitted to declare and pay regular quarterly cash dividends with respect to shares of Spirit Common Stock and Spirit Series A Preferred Stock.

The Merger Agreement contains customary representations, warranties and covenants by each party. The Merger is subject to certain conditions which are set forth in the Merger Agreement, including the approval of Spirit’s shareholders. The boards of directors of the Company and Realty Income have approved the Merger Agreement. The Merger is expected to close during the first quarter of 2024.

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

•
industry and global and local economic conditions;
•
volatility and uncertainty in the financial markets, including potential fluctuations in the CPI;
•
our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, integrate and manage diversifying acquisitions or investments;
•
the financial performance of our retail tenants and the demand for retail space;
•
decreased rental rates or increasing vacancy rates;
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
•
potential losses that may not be covered by insurance;
•
information security and data privacy breaches;
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

As of September 30, 2023, we owned a highly diversified portfolio of 2,037 properties operated by 338 tenants and with in-place Annualized Base Rent of $690.1 million. See "Property Portfolio Information" for further information on our portfolio diversification.

Our operations are carried out through the Operating Partnership. OP Holdings, one of our wholly-owned subsidiaries, is the sole general partner and owns approximately 1% of the Operating Partnership. We and one of our wholly-owned subsidiaries are the only limited partners, and together own the remaining 99% of the Operating Partnership. As of September 30, 2023, our assets, liabilities, and results of operations are materially the same as those of the Operating Partnership.

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

The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. As of September 30, 2023, the Senior Unsecured Notes were outstanding. The obligations of the Operating Partnership to pay principal, premiums, if any, and interest on the Senior Unsecured Notes are guaranteed on a senior, full and unconditional basis by the Company. The Operating Partnership is consolidated into the Company’s financial statements. Accordingly, separate consolidated financial statements of the Operating Partnership are not presented.

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

As of September 30, 2023, 6.7 million shares of our common stock have been sold under the 2021 ATM Program, of which 4.7 million of these shares were sold through forward sale agreements. None of these shares were sold during the nine months ended September 30, 2023. There were no open forward contracts and approximately $208.7 million of capacity remained available under the 2021 ATM Program as of September 30, 2023.

SHORT-TERM LIQUIDITY AND CAPITAL RESOURCES

On a short-term basis, our principal demands for funds will be for operating expenses, acquisitions, distributions to stockholders and payment of interest and principal on current and any future debt financings. We expect to fund these demands primarily through cash provided by operating activities, borrowings under the 2019 Credit Facility and 2023 Term Loans and, if market conditions warrant, issuances of equity securities, including shares of our common stock under our 2021 ATM program. As of September 30, 2023, available liquidity was comprised of $134.2 million in cash and cash equivalents, $4.2 million in 1031 Exchange proceeds, $1.2 billion of borrowing capacity under the 2019 Credit Facility and $200.0 million of availability under the delayed-draw 2023 Term Loans.

LONG-TERM LIQUIDITY AND CAPITAL RESOURCES

We plan to meet our long-term capital needs, including long-term financing of property acquisitions, by issuing registered debt or equity securities, by obtaining asset level financing and by issuing fixed-rate secured or unsecured notes and bonds. In the future, some of our property acquisitions could be made by issuing partnership interests of our Operating Partnership in exchange for property owned by third parties. These partnership interests would be exchangeable for cash or, at our election, shares of our common stock. We continually evaluate financing alternatives and believe that we can obtain financing on reasonable terms. However, we cannot be sure that we will have access to the capital markets at times and on terms that are acceptable to us, particularly as uncertainty related to rising interest rates, rising inflation rates, economic outlook, geopolitical events (including the military conflict between Russia and Ukraine and in the Gaza Strip) and other factors have contributed and may continue to contribute to significant volatility and negative pressure in financial markets. We expect that our primary uses of capital will be for property and other asset acquisitions, the payment of tenant improvements, operating expenses, debt service payments and distributions to our stockholders.

DESCRIPTION OF CERTAIN DEBT

The following descriptions of debt should be read in conjunction with Note 4 to the consolidated financial statements herein.

2019 Credit Facility

On March 30, 2022, we amended and restated the 2019 Revolving Credit and Term Loan Agreement. As of September 30, 2023, the aggregate gross commitment under the 2019 Credit Facility was $1.2 billion, which may be increased up to $1.7 billion by exercising an accordion feature, subject to satisfying certain requirements. The 2019 Credit Facility has a maturity of March 31, 2026 and includes two six-month extensions that can be exercised at our option.

We may voluntarily prepay the 2019 Credit Facility, in whole or in part, at any time without premium or penalty. Payment of the 2019 Credit Facility is unconditionally guaranteed by the Company and material subsidiaries that meet certain conditions. As of September 30, 2023, there were no subsidiaries that met this requirement.

As of September 30, 2023, the 2019 Credit Facility bore interest at a 1-month adjusted SOFR rate plus 0.775% and incurred a facility fee of 0.150% per annum, in each case, based on the Operating Partnership’s credit rating and leverage ratio (as defined in the agreement). As of September 30, 2023, there were no borrowings or letters of credit outstanding.

Term Loans

On August 22, 2022, we entered into the 2022 Term Loan Agreement which provides for borrowings in an aggregate amount of $800.0 million comprised of a $300.0 million tranche with a maturity date of August 22, 2025 and a $500.0 million tranche with a maturity date of August 20, 2027. Borrowings may be increased up to $1.0 billion by exercising an accordion feature, subject to satisfying certain requirements. The full borrowing capacity of $800.0 million was drawn as of September 30, 2023.

On November 17, 2022, we entered into the 2023 Term Loan Agreement, which provides for $500.0 million of unsecured term loans with a maturity date of June 16, 2025. Borrowings may be increased up to $600.0 million by exercising an accordion feature, subject to satisfying certain requirements. As of September 30, 2023, $300.0 million was drawn and capacity of $200.0 million was available, which may be drawn by December 29, 2023.

Term loan borrowings may be repaid without premium or penalty. As of September 30, 2023, the 2022 Term Loans and 2023 Term Loans bore interest at a 1-month adjusted SOFR rate plus a margin of 0.850% and 0.950% per annum, respectively, based on the Operating Partnership’s credit rating. In conjunction with entering into the 2022 Term Loans, we entered into interest rate swaps to swap 1-month SOFR for a weighted average fixed rate of 2.55%. In conjunction with entering into the 2023 Term Loans, we entered into interest rate swaps to swap 1-month SOFR for a weighted average fixed rate of 3.70%.

Senior Unsecured Notes

As of September 30, 2023, we had the following Senior Unsecured Notes outstanding (dollars in thousands):

	Maturity Date	Interest Payment Dates	Stated Interest Rate	September 30, 2023
2026 Senior Notes	September 15, 2026	March 15 and September 15	4.45%	$300,000
2027 Senior Notes	January 15, 2027	January 15 and July 15	3.20%	300,000
2028 Senior Notes	March 15, 2028	March 15 and September 15	2.10%	450,000
2029 Senior Notes	July 15, 2029	January 15 and July 15	4.00%	400,000
2030 Senior Notes	January 15, 2030	January 15 and July 15	3.40%	500,000
2031 Senior Notes	February 15, 2031	February 15 and August 15	3.20%	450,000
2032 Senior Notes	February 15, 2032	February 15 and August 15	2.70%	350,000
Total Senior Unsecured Notes			3.25%	$2,750,000

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

Mortgages payable

The obligors of our property level debt are special purpose entities that hold the real estate and other collateral securing the indebtedness. Each special purpose entity is a bankruptcy remote separate legal entity and is the sole owner of its assets and solely responsible for its liabilities other than typical non-recurring covenants. As of September 30, 2023, we had two fixed-rate CMBS loans, each secured by a single property. One loan, with principal outstanding of $4.0 million, matures in August 2031 and incurs interest at 5.80%. The other loan, with principal outstanding of $0.4 million, matures in December 2025 and incurs interest at 6.00%. Both loans are partially amortizing and require a balloon payment at maturity.

DEBT MATURITIES

Future principal payments due on our various types of debt outstanding as of September 30, 2023 are as follows (in thousands):

	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
2019 Credit Facility	$—	$—	$—	$—	$—	$—	$—
Term loans	1,100,000	—	—	600,000	—	500,000	—
Senior Unsecured Notes	2,750,000	—	—	—	300,000	300,000	2,150,000
Mortgages payable	4,410	141	590	626	469	497	2,087
	$3,854,410	$141	$590	$600,626	$300,469	$800,497	$2,152,087

CONTRACTUAL OBLIGATIONS

There were no material changes during the nine months ended September 30, 2023 outside the ordinary course of business to the information regarding specified contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

We may enter into commitments to purchase goods and services in connection with the operations of our properties. Those commitments generally have terms of one-year or less and reflect expenditure levels comparable to our historical expenditures.

CASH FLOWS

The following table presents a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$373,548	$338,885	$34,663
Net cash used in investing activities	(250,058)	(1,002,541)	752,483
Net cash (used in) provided by financing activities	(46,422)	755,686	(802,108)
Net increase in cash, cash equivalents and restricted cash	$77,068	$92,030	$(14,962)

Substantially all of our operating cash flows are generated by our investment portfolio and are primarily dependent upon the rental rates specified in our leases, the collectability of rent and the level of our property and general and administrative costs. The increase in net cash provided by operating activities was driven by a $45.6 million net increase in cash rental revenue, largely as a result of the net acquisition of higher priced assets over the trailing twelve month period. Additionally, there was an increase in cash interest received of $19.8 million, driven by interest rate swaps entered into in conjunction with entering into the 2022 Term Loans and 2023 Term Loans. The primary offset to this increase was an increase in cash interest paid of $33.5 million driven by increased interest rates and changes within our debt structure. See Management’s Discussion and Analysis of Financial Condition: Results of Operations for further discussion on our rental income and interest expenses.

Cash used in investing activities is generally used to fund property acquisitions, for investments in loans receivable and for capital expenditures. Cash provided by investing activities generally relates to the disposition of real estate and other assets. Changes related to our investing activity were as follows:

•
We acquired 30 properties during the nine months ended September 30, 2023 compared to 148 during the nine months ended September 30, 2022, driving the decrease in investing cash outflows of $687.2 million.
•
We sold 108 properties during the nine months ended September 30, 2023 compared to 33 during the nine months ended September 30, 2022, which resulted in an increase in investing cash inflows of $65.3 million.

Our investment activity is generally funded through cash provided by operations, proceeds from dispositions, proceeds from stock issuances, and proceeds from long-term debt issuances. Changes related to our sources of funding were as follows:

•
We issued 11.9 million shares in 2022 compared to none in 2023, resulting in a decrease in proceeds of $531.6 million.
•
We had a net decrease in cash provided by financing debt activity of $250.4 million. This decrease was driven by draws of $800.0 million under the 2022 Term Loans as compared to draws of $300.0 million under the 2023 Term Loans, partially offset by a decrease in net payments under the 2019 Credit Facility of $232.9 million year-over-year.
•
There was an increase in dividends paid to equity owners of $25.2 million year-over-year, driven by an increase in shares outstanding and an increase in our quarterly dividend rate starting in the third quarter of 2022.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022

	Three Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
(In Thousands)	2023	2022	2023	2022	Three Months	Nine Months
Revenues:
Rental income	$188,205	$180,296	$561,765	$520,930	$7,909	$40,835
Interest income on loans receivable	1,506	521	3,919	1,362	985	2,557
Earned income from direct financing leases	131	131	393	393	—	—
Other operating income	3,533	1,956	4,888	3,550	1,577	1,338
Total revenues	193,375	182,904	570,965	526,235	10,471	44,730
Expenses:
General and administrative	14,062	14,313	45,016	42,408	(251)	2,608
Property costs (including reimbursable)	8,382	7,395	24,077	22,600	987	1,477
Deal pursuit costs	342	470	1,174	1,490	(128)	(316)
Interest	36,919	30,956	104,993	84,573	5,963	20,420
Depreciation and amortization	79,370	74,600	236,527	216,606	4,770	19,921
Impairments	19,258	1,571	36,052	11,096	17,687	24,956
Total expenses	158,333	129,305	447,839	378,773	29,028	69,066
Other income:
Loss on debt extinguishment	—	—	—	(172)	—	172
Gain on disposition of assets	3,661	23,302	66,450	63,107	(19,641)	3,343
Other income	—	—	—	5,679	—	(5,679)
Total other income	3,661	23,302	66,450	68,614	(19,641)	(2,164)
Income before income tax expense	38,703	76,901	189,576	216,076	(38,198)	(26,500)
Income tax expense	(235)	(261)	(754)	(640)	26	(114)
Net income	$38,468	$76,640	$188,822	$215,436	$(38,172)	$(26,614)

Changes related to operating properties

The components of rental income are summarized below (in thousands):

Base Cash Rent; Depreciation and amortization

The increase in Base Cash Rent, the largest component of rental income, was driven by the net acquisition of higher priced assets, which also was the driver for the increase in depreciation and amortization. We acquired 54 properties during the trailing twelve months ended September 30, 2023, with a total of $54.1 million of annual in-place rent. During the same period, we disposed of 135 properties, of which 37 were vacant and the remaining 98 had annual in-place rents of $23.4 million. Our acquisitions and dispositions for the trailing twelve months ended September 30, 2023 is summarized below (in thousands):

We have had minimal tenant credit issues during the comparative periods. We recognized net reserves of $0.3 million and $0.4 million during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, we recognized net reserves of $0.6 million and $0.5 million, respectively.

Variable cash rent; Property costs (including reimbursable)

Variable cash rent is primarily comprised of tenant reimbursements, where our tenants are obligated under the lease agreement to reimburse us for certain property costs we incur, less reimbursements we deem not probable of collection.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, total variable cash rent (including reimbursable) decreased primarily due to fewer reimbursable property taxes from acquisitions over the comparative period. Although there was a decrease in reimbursable property costs, total property costs (including reimbursable) increased, driven by an increase in non-reimbursable legal fees and property taxes recorded over the comparative period due to an increase in tenant credit issues.

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, total variable cash rent (including reimbursable) remained relatively flat, while total property costs (including reimbursable) increased. Reimbursable property costs remained relatively flat, while non-reimbursable property costs increased primarily due to an increase in non-reimbursable legal fees and property taxes recorded over the comparative period due to an increase in tenant credit issues.

The components of variable cash rent and property costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Increase / (Decrease)
	2023	2022	2023	2022	Three Months	Nine Months
Tenant reimbursable income, net of uncollectable reserve	$5,072	$5,159	$15,202	$16,242	$(87)	$(1,040)
Other variable cash rent	1,259	1,320	3,183	3,471	(61)	(288)
Total variable cash rent (including reimbursable)	$6,331	$6,479	$18,385	$19,713	$(148)	$(1,328)

Reimbursable property costs	$5,070	$5,166	$15,204	$17,132	$(96)	$(1,928)
Non-reimbursable property costs	3,312	2,229	8,873	5,468	1,083	3,405
Total property costs (including reimbursable)	$8,382	$7,395	$24,077	$22,600	$987	$1,477

Straight-line rent, net of uncollectible reserve; Amortization of above- and below- market lease intangibles, net

Non-cash rental income consists of straight-line rental revenue and amortization of above- and below-market lease intangibles, less amounts we deem not probable of collection. Straight-line rental revenue decreased for both comparative periods, driven by $2.1 million and $4.1 million of reserves for straight-line rental revenue recognized during the three and nine months ended September 30, 2023, respectively, primarily driven by tenant bankruptcies. Additionally, we recognized net recoveries of $1.2 million and $1.1 million for the three and nine months ended September 30, 2022, further driving the decrease in straight-line rental revenue over the comparative periods.

Impairments

The increase in impairments for both comparative periods was driven by an increase in held for sale properties, which is a result of an increased focus on accretive capital recycling. We recorded impairment as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Count:	Impairment:	Count:	Impairment:	Count:	Impairment:	Count:	Impairment:
Underperforming properties	13	$3,840	6	$1,571	26	$16,059	8	$10,155
Vacant properties	2	84	—	—	5	3,272	1	814
Total		$3,924		$1,571		$19,331		$10,969

Additionally, in accordance with ASU 2016-13, we recognize an allowance for credit loss when we issue a loan. We recorded a $0.1 million allowance upon issuing a loan receivable in the first quarter of 2022. During the first quarter of 2023, we issued a loan receivable and funded an add-on to an existing loan, for which we recorded a total allowance of $0.5 million. In the second quarter of 2023, we recorded a total allowance of $0.8 million upon the issuance of a loan receivable and the purchase of term loans. In the third quarter of 2023, we recorded an additional allowance for loan losses of $15.3 million on existing loans due to changes in the borrower's financial position.

Gain on disposition of assets

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, net gains on disposition of assets increased due to an increase in disposition volume, specifically of occupied properties as a result of an increased focus on accretive capital recycling. This increase was partially offset by an increase in losses on disposition of assets during the three months ended September 30, 2023, primarily due to vacant assets sold. We recognized net gains on disposition of assets as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Count:	Net Gain / (Loss):	Count:	Net Gain / (Loss):	Count:	Net Gain / (Loss):	Count:	Net Gain / (Loss):
Occupied properties sold	20	$8,622	10	23,027	77	$71,812	21	$60,394
Vacant properties sold	19	(6,418)	1	372	31	(7,201)	12	2,359
Other		1,457		(97)		1,839		354
Total		$3,661		$23,302		$66,450		$63,107

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

Our weighted average stated interest rate increased from 3.36% at September 30, 2022 to 3.42% at September 30, 2023 primarily as a result of entering into the 2023 Term Loans. The components of interest expense are summarized below (in thousands):

Changes related to general and administrative expenses

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, there was an increase in general and administrative expenses primarily driven by an increase of $3.1 million in compensation expenses. Compensation expenses increased due to increases in non-cash compensation, primarily due to a higher grant date fair value for the 2023 market-based awards granted in the first quarter of 2023 compared to the fair value of the 2020 market-based awards which expired unvested, as well as internal promotions.

Changes related to other income

We were contingently liable for $5.7 million of debt owed by one of our former tenants, which we fully reserved in 2018 due to the tenant filing for bankruptcy. No payments were made in relation to this contingent liability and, as the underlying debt had a maturity of March 15, 2022, we reversed our reserve in the first quarter of 2022.

Property Portfolio Information

2,037	99.6%	49	338	37
Properties	Occupancy	States	Tenants	Tenant Industries

Diversification By Tenant

The following is a summary of tenant concentration for our owned real estate properties as of September 30, 2023:

Tenant Concept (1)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Life Time Fitness	13	1,474	4.3%
Invited Clubs	21	1,005	3.1%
BJ's Wholesale Club	11	1,233	2.3%
At Home	16	1,861	2.1%
Dave & Buster's / Main Event	15	807	1.9%
Church's Chicken	160	231	1.9%
Dollar Tree / Family Dollar	133	1,230	1.9%
Circle K / Clean Freak	75	240	1.8%
Home Depot	8	946	1.7%
GPM	105	296	1.5%
Other(2)	1,472	51,896	77.5%
Vacant	8	355	—
Total	2,037	61,574	100.0%

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

Lease Expirations

As of September 30, 2023, the weighted average remaining non-cancellable initial term of our leases (based on ABR) was 10.2 years. The following is a summary of lease expirations for our owned real estate as of September 30, 2023, assuming that tenants do not exercise any renewal options or early termination rights:

Leases Expiring In:	Number of Properties	Total Square Feet (in thousands)	ABR (in thousands)	Percent of ABR
Remainder of 2023	4	123	$1,473	0.2%
2024	32	1,012	11,516	1.7%
2025	51	2,388	21,315	3.1%
2026	111	4,756	42,564	6.2%
2027	146	4,146	55,712	8.1%
2028	182	4,115	54,052	7.8%
2029	323	3,283	47,436	6.9%
2030	64	2,490	23,734	3.4%
2031	76	3,670	36,066	5.2%
2032	157	3,809	37,134	5.4%
Thereafter	883	31,427	359,075	52.0%
Vacant	8	355	—	—
Total owned properties	2,037	61,574	$690,077	100.0%

Diversification By Geography

The following is a summary of geographic concentration for our owned real estate properties as of September 30, 2023:

Location	Number of Properties	Total Square Feet (in thousands)	Percent of ABR	Location (continued)	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Texas	299	7,961	15.3%	Kentucky	47	623	1.6%
Florida	151	2,792	6.6%	Massachusetts	9	900	1.5%
Ohio	100	5,620	6.5%	Louisiana	26	653	1.2%
Georgia	143	2,825	5.9%	Arkansas	47	690	1.1%
Michigan	97	2,854	4.3%	Kansas	20	959	0.9%
Tennessee	115	2,509	3.8%	Alaska	9	319	0.8%
California	30	1,634	3.7%	New Hampshire	17	654	0.8%
Indiana	43	4,134	3.3%	New Jersey	13	466	0.7%
Illinois	53	1,313	2.9%	Connecticut	7	910	0.7%
North Carolina	77	1,816	2.7%	Idaho	13	219	0.6%
Arizona	44	946	2.5%	Iowa	11	1,300	0.6%
Colorado	32	1,256	2.5%	Washington	8	151	0.5%
South Carolina	69	1,168	2.4%	Maine	28	103	0.4%
Missouri	66	1,437	2.4%	West Virginia	12	198	0.4%
Alabama	94	1,446	2.4%	Nebraska	8	207	0.3%
New York	33	1,694	2.3%	Rhode Island	4	152	0.3%
Maryland	11	1,358	2.3%	North Dakota	4	110	0.3%
Minnesota	30	1,241	2.2%	Montana	3	152	0.3%
Virginia	44	1,519	2.2%	Delaware	1	123	0.3%
Wisconsin	21	1,805	1.8%	Oregon	3	104	0.2%
Pennsylvania	32	1,199	1.7%	South Dakota	2	30	0.2%
Oklahoma	55	1,116	1.6%	Wyoming	1	35	0.1%
New Mexico	33	795	1.6%	U.S. Virgin Islands	1	38	0.1%
Mississippi	51	993	1.6%	Nevada	1	12	*
Utah	18	1,033	1.6%	Vermont	1	2	*

* Less than 0.1%

Diversification By Asset Type and Tenant Industry

The following is a summary of asset type concentration, the industry of the underlying tenant operations for our retail properties and the underlying property use for our non-retail properties as of September 30, 2023:

Asset Type	Tenant Industry / Underlying Use	Number of Properties	Total Square Feet (in thousands)	Percent of ABR
Retail		1,710	29,002	64.5%
	Health & Fitness	51	3,118	7.6%
	Convenience Stores	284	918	5.0%
	Car Washes	110	525	4.6%
	Quick Service Restaurants	317	691	4.3%
	Casual Dining	115	833	4.2%
	Entertainment	31	1,402	3.4%
	Movie Theaters	31	1,601	3.4%
	Dollar Stores	217	2,058	3.0%
	Home Improvement	35	2,114	3.0%
	Drug Stores	70	898	2.9%
	Supercenters & Clubs	17	1,864	2.7%
	Automotive Services	120	917	2.7%
	Home Décor	21	2,436	2.5%
	Dealerships	30	938	2.3%
	Home Furnishings	27	1,245	2.0%
	Sporting Goods	20	1,154	1.9%
	Department Stores	18	1,619	1.8%
	Grocery	30	1,424	1.7%
	Other	26	875	1.5%
	Early Education	41	450	1.4%
	Specialty Retail	31	669	1.1%
	Automotive Parts	53	373	0.8%
	Discount Retail	4	341	0.4%
	Pet Supplies & Service	4	201	0.3%
	Vacant	7	338	—
Non-Retail		327	32,572	35.5%
	Distribution	140	14,270	11.6%
	Manufacturing	80	12,762	11.3%
	Industrial Outdoor Storage	31	2,058	3.1%
	Country Club	21	1,005	3.1%
	Office	8	1,136	2.9%
	Medical	29	416	1.6%
	Flex	14	511	0.8%
	Data Center	2	275	0.6%
	Hotel	1	122	0.5%
	Vacant	1	17	—
Total		2,037	61,574	100.0%

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any material off-balance sheet arrangements.

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

FFO and AFFO

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income attributable to common stockholders	$35,881	$74,053	$181,059	$207,673
Portfolio depreciation and amortization	79,223	74,455	236,091	216,175
Portfolio impairments	19,258	1,571	36,052	11,096
Gain on disposition of assets	(3,661)	(23,302)	(66,450)	(63,107)
FFO attributable to common stockholders	$130,701	$126,777	$386,752	$371,837
Loss on debt extinguishment	—	—	—	172
Deal pursuit costs	342	470	1,174	1,490
Non-cash interest expense, excluding capitalized interest	3,357	2,495	9,032	6,690
Straight-line rent, net of uncollectible reserve	(8,227)	(10,875)	(26,127)	(28,465)
Other amortization and non-cash charges	(78)	(475)	(767)	(1,700)
Non-cash compensation expense	4,906	4,393	15,106	12,805
Costs related to COVID-19 (1)	—	—	—	6
Other income	—	—	—	(5,679)
AFFO attributable to common stockholders	$131,001	$122,785	$385,170	$357,156

Net income per share of common stock - Diluted	$0.25	$0.54	$1.28	$1.56
FFO per share of common stock - Diluted (2)	$0.92	$0.93	$2.74	$2.79
AFFO per share of common stock - Diluted (2)	$0.93	$0.90	$2.73	$2.68

Weighted average shares of common stock outstanding - Diluted	141,149,865	136,314,369	141,103,395	132,965,297
(1)
Costs related to COVID-19 are included in general and administrative expense and primarily relate to legal fees for executing rent deferral or abatement agreements.
(2)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FFO	$0.2 million	$0.2 million	$0.6 million	$0.6 million
AFFO	$0.2 million	$0.2 million	$0.6 million	$0.6 million

Adjusted Debt, Adjusted EBITDAre and Annualized Adjusted EBITDAre

	September 30,
(In thousands)	2023	2022
2019 Credit Facility	$—	$—
Term loans, net	1,090,198	791,791
Senior Unsecured Notes, net	2,725,505	2,721,534
Mortgages payable, net	4,545	5,130
Total debt, net	3,820,248	3,518,455
Unamortized debt discount, net	8,573	9,877
Unamortized deferred financing costs	25,589	26,627
Cash and cash equivalents	(134,166)	(109,829)
1031 Exchange proceeds	(4,210)	—
Adjusted Debt	$3,716,034	$3,445,130

	Three Months Ended September 30,
(In thousands)	2023		2022
Net income	$38,468		$76,640
Interest	36,919		30,956
Depreciation and amortization	79,370		74,600
Income tax expense	235		261
Gain on disposition of assets	(3,661)		(23,302)
Portfolio impairments	19,258		1,571
EBITDAre	$170,589		$160,726
Adjustments to revenue producing acquisitions and dispositions	777		2,657
Construction rent collected, not yet recognized in earnings	—		193
Deal pursuit costs	342		470
Non-cash compensation expense	4,906		4,393
Adjusted EBITDAre	$176,614		$168,439
Adjustments related to straight-line rent (1)	1,356		(1,058)
Other adjustments for Annualized EBITDAre (2)	(915)		(1,120)
Annualized Adjusted EBITDAre	$708,220		$665,044

Total Debt, Net / Annualized Net Income (3)	24.8	x	11.5	x
Adjusted Debt / Annualized Adjusted EBITDAre	5.2	x	5.2	x
(1)
Adjustment for the three months ended September 30, 2023 relates to current period amounts deemed not probable of collection related to straight-line rent recognized in prior periods. Adjustment for the three months ended September 30, 2022 relates to current period net recoveries related to prior period straight-line rent deemed not probable of collection.
(2)
Adjustment for the three months ended September 30, 2023 is comprised of current period recoveries related to prior period rent deemed not probable of collection, prior period rent and prior period property costs recognized in the current period, and certain other income where annualization would not be appropriate. For the same period in 2022, the adjustment is comprised of current period recoveries related to prior period rent deemed not probable of collection, prior period rent and rent deemed not probable of collection, prior period property costs and certain other income where annualization would not be appropriate.
(3)
Represents net income for the three months ended September 30, 2023 and 2022, respectively, annualized.

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

As of September 30, 2023, our assets were primarily leased on a long-term, triple-net basis with contractual rent increases during the term of the lease. As of September 30, 2023, $2.8 billion of our indebtedness outstanding was fixed-rate, consisting of our Senior Unsecured Notes and mortgages payable, with a weighted average stated interest rate of 3.25%, excluding amortization of deferred financing costs and debt discounts/premiums. $1.1 billion of our indebtedness as of September 30, 2023 was variable-rate borrowings outstanding under our 2022 Term Loans and 2023 Term Loans, which bear interest at 1-month adjusted SOFR plus an applicable margin of 0.850% and 0.950% per annum, respectively. However, in conjunction with the term loans, we entered into interest rate swaps to swap 1-month SOFR, resulting in an effective weighted average fixed rate of 3.86%.

The were no outstanding borrowings under our variable-rate 2019 Credit Facility as of September 30, 2023. However, there continues to be uncertainty in market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to concerns over inflation risk, which could result in continued increases in market interest rates and, thus, increased interest expenses on any future borrowings under our 2019 Credit Facility.

The estimated fair values of our Senior Unsecured Notes have been derived based on quoted prices in active markets, while the estimated fair values of the remaining debt instruments have been derived based on discounted cash flow analysis using estimates of the amount and timing of future cash flows, market rates and credit spreads. The debt instrument balances as of September 30, 2023 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
2019 Credit Facility	$—	$—
Term loans, net (1)	1,090,198	1,100,705
Senior Unsecured Notes, net (1)	2,725,505	2,339,854
Mortgages payable, net (1)	4,545	4,229

(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and debt discounts/premiums.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2023 of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. As of September 30, 2023, there were no “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” in place.

Item 6. Exhibits.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated October 29, 2023, by and among Spirit Realty Capital, Inc., Realty Income Corporation, and Saints MD Subsidiary, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K on October 30, 2023 and incorporated herein by reference.

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

3.6	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on December 12, 2018 and incorporated herein by reference.

3.7	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on April 29, 2019 and incorporated herein by reference.

3.8	Articles of Amendment of Spirit Realty Capital, Inc. filed as Exhibit 3.1 to the Company's Current Report on Form 8-K on November 18, 2021 and incorporated herein by reference.

22.1*	List of Issuers of Guaranteed Securities as of September 30, 2023.

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

Date: November 2, 2023